Form 10-Q
period 1998-06-30
PARK OHIO INDUSTRIES INC/OH
filed 1998-08-13
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1998, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

                         COMMISSION FILE NO. 333-43005

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OHIO                                    34-6520107
------------------------------------------ ------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)
   23000 EUCLID AVENUE, CLEVELAND, OHIO                      44117
------------------------------------------ ------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 216/692-7200

     PURSUANT TO A CORPORATE REORGANIZATION EFFECTIVE JUNE 15, 1998, PARK-OHIO INDUSTRIES, INC. BECAME A WHOLLY-OWNED SUBSIDIARY OF PARK-OHIO HOLDINGS CORP.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports):

and

     (2) Has been subject to such filing requirements for the past 90 days.
        YES [X]     NO [ ]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 1998, 100 shares of the registrant's common stock, $1 par value, were outstanding.

                    The Exhibit Index is located on page 17.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- June 30, 1998 and December
            31, 1997
            Consolidated statements of income -- Six months and three months ended June 30, 1998 and 1997
            Consolidated statements of shareholder's equity -- Six months ended June 30, 1998
            Consolidated statements of cash flows -- Six months ended
            June 30, 1998 and 1997
            Notes to consolidated financial statements -- June 30, 1998
            Independent accountants' review report
            Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations
PART II.    OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Security Holders
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 1998            1997
                                                              -----------    ------------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,931        $  1,814
  Accounts receivable, less allowances for doubtful accounts of $2,330 at June 30, 1998 and $2,060 at December 31,
     1997...................................................     94,239          86,787
  Inventories...............................................    149,082         129,512
  Deferred tax assets.......................................      3,240           3,240
  Other current assets......................................      3,251           5,075
                                                               --------        --------
       Total Current Assets.................................    253,743         226,428
Property, Plant and Equipment...............................    145,631         132,864
  Less accumulated depreciation.............................     66,318          59,795
                                                               --------        --------
                                                                 79,313          73,069
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $6,739 at June 30, 1998 and
     $5,749 at December 31, 1997............................     74,190          68,996
  Deferred taxes............................................     12,960          12,960
  Other.....................................................     34,255          31,656
                                                               --------        --------
                                                               $454,461        $413,109
                                                               ========        ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 43,179        $ 49,470
  Accrued expenses..........................................     33,344          28,291
  Current portion of long-term liabilities..................      2,026           2,223
                                                               --------        --------
       Total Current Liabilities............................     78,549          79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................    207,834         172,283
  Other postretirement benefits.............................     26,957          27,537
  Other.....................................................      3,923           4,295
                                                               --------        --------
                                                                238,714         204,115
Shareholder's Equity
  Capital stock, par value $1 a share:
     Serial Preferred Stock.................................        -0-             -0-
     Common Stock...........................................        -0-          10,960
  Additional paid-in capital................................     64,844          53,476
  Retained earnings.........................................     73,696          67,486
  Treasury stock, at cost...................................        -0-          (2,087)
  Accumulated other comprehensive earnings (loss)...........     (1,342)           (825)
                                                               --------        --------
                                                                137,198         129,010
                                                               --------        --------
                                                               $454,461        $413,109
                                                               ========        ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Net sales.......................................  $140,765    $103,785    $277,268    $197,591
Cost of products sold...........................   117,179      86,965     230,350     165,728
                                                  --------    --------    --------    --------
  Gross profit..................................    23,586      16,820      46,918      31,863
Selling, general and administrative expenses....    13,393      10,044      27,530      19,906
                                                  --------    --------    --------    --------
  Operating income..............................    10,193       6,776      19,388      11,957
Interest expense................................     4,341       1,857       8,493       3,480
                                                  --------    --------    --------    --------
  Income before income taxes....................     5,852       4,919      10,895       8,477
Income taxes....................................     2,516       1,884       4,685       3,200
                                                  --------    --------    --------    --------
  Net income....................................  $  3,336    $  3,035    $  6,210    $  5,277
                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                             ACCUMULATED
                                                                                OTHER
                                      ADDITIONAL                            COMPREHENSIVE
                           COMMON      PAID-IN      RETAINED    TREASURY      EARNINGS
                           STOCK       CAPITAL      EARNINGS     STOCK         (LOSS)         TOTAL
                          --------    ----------    --------    --------    -------------    --------
                                                    (DOLLARS IN THOUSANDS)
Balance January 1,
  1998..................  $ 10,960     $53,476      $67,486     $(2,087)       $  (825)      $129,010
                                                                                             --------
Net income..............                              6,210                                     6,210
Foreign currency
  translation
  adjustment............                                                          (517)          (517)
                                                                                             --------
     Comprehensive
       income...........                                                                        5,693
                                                                                             --------
Issuance of General
  Aluminum Mfg. Company
  earnout shares........       188       2,306                                                  2,494
Exercise of stock
  options...............                   (18)                     257                           239
Purchase of treasury
  stock.................                                           (238)                         (238)
Corporate
  reorganization........   (11,148)      9,080                    2,068                           -0-
                          --------     -------      -------     -------        -------       --------
Balance June 30, 1998...  $    -0-     $64,844      $73,696     $   -0-        $(1,342)      $137,198
                          ========     =======      =======     =======        =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  6,210     $  5,277
  Adjustments to reconcile net income to net cash (used) by
     operating activities:
     Depreciation and amortization..........................     7,512        4,622
                                                              --------     --------
                                                                13,722        9,899
Changes in operating assets and liabilities excluding
  acquisitions of businesses:
     Accounts receivable....................................    (6,328)      (8,086)
     Inventories and other current assets...................   (15,542)      (3,243)
     Accounts payable and accrued expenses..................    (3,200)       3,799
     Other..................................................    (4,858)      (5,081)
                                                              --------     --------
       Net Cash (Used) by Operating Activities..............   (16,206)      (2,712)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (10,896)      (5,221)
  Costs of acquisitions, net of cash acquired...............    (6,036)     (13,917)
  Purchase of investments...................................      (101)      (1,323)
  Other.....................................................       -0-          231
                                                              --------     --------
       Net Cash (Used) by Investing Activities..............   (17,033)     (20,230)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........     6,000       13,900
  Proceeds from bank arrangements for operations............    30,500       15,100
  Payments on long-term debt................................    (1,145)      (3,777)
  Purchase of treasury stock................................      (238)      (2,369)
  Issuance of common stock under stock option plan..........       239          787
                                                              --------     --------
       Net Cash Provided by Financing Activities............    35,356       23,641
                                                              --------     --------
       Increase in Cash and Cash Equivalents................     2,117          699
       Cash and Cash Equivalents at Beginning of Period.....     1,814        4,659
                                                              --------     --------
       Cash and Cash Equivalents at End of Period...........  $  3,931     $  5,358
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998

                             (DOLLARS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries ("Park-Ohio", "the Company"). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998 (see Note D). All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- ACQUISITIONS

     On August 1, 1997 the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a supplier of specialty and standard fasteners to the industrial market. Arden is included in the Company's Integrated Logistics Solutions segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash........................................................  $ 2,711
Accounts receivable.........................................   11,503
Inventories.................................................   17,764
Property, plant and equipment...............................    4,468
Excess purchase price over net assets acquired..............   17,919
Other assets................................................    5,258
Trade accounts payable......................................   (6,437)
Accrued expenses............................................   (2,828)
Long-term liabilities.......................................   (6,358)
                                                              -------
Total estimated cost of acquisition.........................  $44,000
                                                              =======

     During the year ended December 31, 1997, the Company acquired four other businesses for an aggregate purchase price of approximately $18.6 million. Each of these transactions was accounted for as a purchase, resulting in excess purchase price over net assets acquired of approximately $8.6 million. The following unaudited pro forma results of operations assume the acquisitions of Arden and the other businesses occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 1997
                                                              -------------
Net sales...................................................    $256,482
Gross profit................................................      50,392
Net income..................................................    $  6,929
                                                                ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     On April 14, 1998, the Company completed the acquisition of Direct Fasteners Limited located in Ontario, Canada. The aggregate purchase price and the results of operations of Direct Fasteners Limited prior to the date of acquisition were not material to the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30     DECEMBER 31
                                                                1998         1997
                                                              --------    -----------
In process and finished goods...............................  $115,966     $100,283
Raw materials and supplies..................................    33,116       29,229
                                                              --------     --------
                                                              $149,082     $129,512
                                                              ========     ========

NOTE D -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio held on May 28, 1998, the shareholders approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holding Corp. ("Holdings") and PKOH Merger Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holding's common stock (on a share-for-share basis), (ii) all of the shares of Merger Corp.'s common stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings common stock issued and outstanding immediately prior to the Merger were canceled.

     Prior to the Merger, there was no public market for Holding's common stock, and Park-Ohio's common stock was listed for trading on the NASDAQ National Market under the symbol "PKOH". Upon the opening of the market after the effective time of the Merger: (i) Holdings' common stock was registered under
Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was listed for trading on the NASDAQ National Market under the symbol "PKOH"; (ii) Park-Ohio's common stock was simultaneously delisted from the NASDAQ National Market and ceased to be registered under Section 12 (g) of the Exchange Act; and (iii) Holdings assumed Park-Ohio's reporting obligations under the Exchange Act.

NOTE E -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for the reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments, which prior to adoption were immaterial and included in accrued expenses, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. There were no material differences between net earnings and comprehensive earnings for the three and six-month periods ended June 30, 1997.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The FASB has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" and FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" both expand or modify disclosures and accordingly, will have no impact on the Company's financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. This statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Accounting for the Costs of Start-up Activities". The SOP requires that costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company expects to adopt the SOP in the first quarter of 1999. The impact of adoption of the SOP on the Company's financial position, results of operations or cash flows is expected to be immaterial.

NOTE F -- RECLASSIFICATION

     Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three months and six months ended June 30, 1998 and 1997, the consolidated statement of shareholder's equity for the six months ended June 30, 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholder's equity, and cash flows for the year then ended, not presented herein, and in our report dated February 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
July 22, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc., a wholly-owned subsidiary of Park-Ohio Holdings Corp., and its subsidiaries after elimination of material intercompany transactions and balances. The historical financial information for the six and three-month periods ended June 30, 1997 is not directly comparable on a period-to-period basis to the financial information for the six and three month periods ended June 30, 1998 due to the 1997 acquisitions ("1997 Acquisitions"). During 1997, the Company acquired five businesses for $62.6 million. The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. All acquisitions were accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective date of being acquired.

OVERVIEW

     The Company operates diversified manufacturing ("Manufactured Products") and logistics ("Integrated Logistics Solutions" or "ILS") businesses that serve a wide variety of industrial markets. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers ("OEMs") and end-users in the automotive, railroad, truck and aerospace industries. Integrated Logistics Solutions is comprised of RB&W Corporation and Arden Industrial Products, Inc., the operating companies of the Company's Logistics division. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries.

     Between 1994 and 1997, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 50.4% compounded annual growth rate ("CAGR"), from $129.2 million to $441.1 million, and income from continuing operations on a fully taxed basis increased at a 40.2% CAGR from $4.1 million to $11.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships at Manufactured Products.

     Between January 1, 1994 and June 30, 1998, the Company's continuing operations incurred $56.1 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

FIRST HALF 1998 VERSUS FIRST HALF 1997

     Net sales increased by $79.7 million, or 40%, from $197.6 million for the first half of 1997 to $277.3 million for the first half ended June 30, 1998. Approximately 26% of this increase was attributable to internal growth and 74% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 84% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $15.1 million, or 47%, from $31.9 million for the first half of 1997 to $46.9 million for the first half of 1998. Of the increase, 71% relates to the 1997 Acquisitions and 29% was due to internal growth, primarily ILS. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin increased to 16.9% for the first half of 1998 from 16.1% for the first half of 1997. This increase in consolidated gross margin was due to a change in the Company's revenue mix and to increased production in the Manufactured Products segment thereby allocating fixed manufacturing overhead over a greater production base.

     Selling, general and administrative costs increased by 38% to $27.5 million for the first half of 1998 from $19.9 million for the first half of 1997. Approximately 59% of such increase was related to the 1997 Acquisitions while the remainder primarily related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $5.0 million from $3.5 million for the six-month period ended June 30, 1997 to $8.5 million for the six-month period ended June 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the six-month period ended June 30, 1998, the Company averaged outstanding borrowings of $194.2 million as compared to $96.1 million outstanding for the six months ended June 30, 1997. Of the $98.1 million increase, approximately $60 million related to acquisitions and the remainder primarily related to working capital increases to support the realized and anticipated growth in business. The average borrowing rate of 9.1% for the six months ended June 30, 1998 is 1.9% higher than the average rate of 7.2% for the six months ended June 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

     The effective income tax rate at June 30, 1998 was 43% as compared to 38% at June 30, 1997. The increase in the effective rate is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization. At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million subject to certain limitations that expire between 2001 and 2007.

SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997

     Net sales increased by $37.0 million, or 36%, from $103.8 million for the second quarter of 1997 to $140.8 million for the quarter ended June 30, 1998. Approximately 19% of this increase was attributable to internal growth and 81% was a result of the 1997 Acquisitions. Of the internal sales growth, 69% was attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $6.8 million, or 40%, from $16.8 million for the second quarter of 1997 to $23.6 million for the second quarter ended June 30, 1998. Of the increase, 80% relates to the 1997 Acquisitions and 20% was due to internal growth, primarily ILS. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin increased to 16.8% for the second quarter ended June 30, 1998 from 16.2% for the second quarter ended June 30, 1997. This increase in consolidated gross margin was due to a change in the Company's revenue mix and to increased production in the Manufactured Products segment thereby allocating fixed manufacturing overhead over a greater production base.

     Selling, general and administrative costs increased by 33% to $13.4 million for the three months ended June 30, 1998 from $10.0 million for the three months ended June 30, 1997. Approximately 84% of such increase was related to the 1997 Acquisitions while the remainder primarily related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $2.6 million from $1.9 million for the three-month period ended June 30, 1997 to $4.3 million for the three-month period ended June 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the three-month period ended June 30, 1998, the Company averaged outstanding borrowings of $204.8 million as compared to $103.1 million outstanding for the three months ended June 30, 1997. Of the increase of $101.7 million, $60 million related to acquisitions and the remainder primarily related to working capital increases to support the realized and anticipated growth in business. The average borrowing rate of 9.1% for the three months ended June 30, 1998 is 1.9% higher than the average rate of 7.2% for the three months ended June 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. The Company, however, performs scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the businesses in the Capital Equipment Group, included in the Manufactured Products Group, which typically ship a few large systems per year. In addition, the Company experiences seasonality in the Kay Home Products, Inc. ("Kay Home Products") operating unit of the Metal Forming Group. Kay Home Products' goods are typically used by consumers in the spring and summer, and consequently its first two quarters of operating results are typically the strongest.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to achieve Year 2000 compliance. Any forward-looking statement speaks only as of the date on which statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 1998, and for the three-month and six-month periods ended June 30, 1998 and 1997, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

      (2) Agreement of Merger dated February 20, 1998 by and among Park-Ohio Industries, Inc., PKOH Merger Corp. and PKOH Holding Corp. (filed as appendix A to the Registration Statement on Form S-4 of Park-Ohio Industries, Inc., filed on February 26, 1998, SEC File No. 333-46931 and incorporated by reference and made a part hereof)

     (15)  Letter re: unaudited financial information

     (27)  Financial data schedule (Electronic filing only)

     Park-Ohio filed a Form 8-K on April 22, 1998 relating to the press release announcing its results for the first quarter of 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 PARK-OHIO INDUSTRIES, INC.
                                            ------------------------------------
                                                        (Registrant)

                                            By       /s/ J.S. WALKER
                                             -----------------------------------
                                            Name:  J.S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated       August 13, 1998
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 1998

EXHIBIT
-------
  15       Letter re: unaudited financial information
  27       Financial data schedule (Electronic filing only)