Form 10-Q
period 1998-09-30
PARK OHIO INDUSTRIES INC/OH
filed 1998-11-13
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 1998, 100 shares of the registrant's common stock, $1 par value, were outstanding.

                    The Exhibit Index is located on page 17.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- September 30, 1998 and
            December 31, 1997
            Consolidated statements of income -- Nine months and three months ended September 30, 1998 and 1997
            Consolidated statements of shareholder's equity -- Nine
            months ended September 30, 1998
            Consolidated statements of cash flows -- Nine months ended
            September 30, 1998 and 1997
            Notes to consolidated financial statements -- September 30,
            1998
            Independent accountants' review report
            Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations
PART II.    OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                              SEPTEMBER 30     DECEMBER 31
                                                                  1998            1997
                                                              -------------    -----------
                                                                 (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................    $  3,771        $  1,814
  Accounts receivable, less allowances for doubtful accounts of $2,466 at September 30, 1998 and $2,060 at December
     31, 1997...............................................      93,509          86,787
  Inventories...............................................     148,165         129,512
  Deferred tax assets.......................................       3,240           3,240
  Other current assets......................................       4,557           5,075
                                                                --------        --------
       Total Current Assets.................................     253,242         226,428
Property, Plant and Equipment...............................     155,412         132,864
  Less accumulated depreciation.............................      68,693          59,795
                                                                --------        --------
                                                                  86,719          73,069
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $7,245 at September 30,
     1998 and $5,749 at December 31, 1997...................      73,455          68,996
  Deferred taxes............................................      12,960          12,960
  Other.....................................................      30,880          31,656
                                                                --------        --------
                                                                $457,256        $413,109
                                                                ========        ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 47,048        $ 49,470
  Accrued expenses..........................................      40,000          28,291
  Current portion of long-term liabilities..................       2,026           2,223
                                                                --------        --------
       Total Current Liabilities............................      89,074          79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................     197,940         172,283
  Other postretirement benefits.............................      26,695          27,537
  Other.....................................................       3,769           4,295
                                                                --------        --------
                                                                 228,404         204,115
Shareholder's Equity
  Common Stock, par value $1 a share........................         -0-          10,960
  Additional paid-in capital................................      64,844          53,476
  Retained earnings.........................................      76,611          67,486
  Treasury stock, at cost...................................         -0-          (2,087)
  Accumulated other comprehensive earnings (loss)...........      (1,677)           (825)
                                                                --------        --------
                                                                 139,778         129,010
                                                                --------        --------
                                                                $457,256        $413,109
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Net sales.......................................  $133,370    $114,325    $410,638    $311,916
Cost of products sold...........................   109,474      96,332     339,824     262,060
                                                  --------    --------    --------    --------
  Gross profit..................................    23,896      17,993      70,814      49,856
Selling, general and administrative expenses....    14,547      11,512      42,077      31,613
                                                  --------    --------    --------    --------
  Operating income..............................     9,349       6,481      28,737      18,243
Other income....................................       -0-         -0-         -0-        (320)
Interest expense................................     4,233       2,473      12,727       6,078
                                                  --------    --------    --------    --------
  Income before income taxes....................     5,116       4,008      16,010      12,485
Income taxes....................................     2,200       1,482       6,885       4,682
                                                  --------    --------    --------    --------
  Net income....................................  $  2,916    $  2,526    $  9,125    $  7,803
                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                               ACCUMULATED
                                                                                  OTHER
                                        ADDITIONAL                            COMPREHENSIVE
                             COMMON      PAID-IN      RETAINED    TREASURY      EARNINGS
                             STOCK       CAPITAL      EARNINGS     STOCK         (LOSS)         TOTAL
                            --------    ----------    --------    --------    -------------    --------
                                                      (DOLLARS IN THOUSANDS)
Balance January 1, 1998...  $ 10,960     $53,476      $67,486     $(2,087)       $  (825)      $129,010
                                                                                               --------
Net income................                              9,125                                     9,125
Foreign currency
  translation
  adjustment..............                                                          (852)          (852)
                                                                                               --------
     Comprehensive
       income.............                                                                        8,273
                                                                                               --------
Issuance of General
  Aluminum Mfg. Company
  earnout shares..........       188       2,306                                                  2,494
Exercise of stock
  options.................                   (18)                     257                           239
Purchase of treasury
  stock...................                                           (238)                         (238)
Corporate
  reorganization..........   (11,148)      9,080                    2,068                           -0-
                            --------     -------      -------     -------        -------       --------
Balance September 30,
  1998....................  $    -0-     $64,844      $76,611     $   -0-        $(1,677)      $139,778
                            ========     =======      =======     =======        =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  9,125     $  7,803
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................    10,393        7,371
     Other..................................................       -0-          680
                                                              --------     --------
                                                                19,518       15,854
Changes in operating assets and liabilities excluding
  acquisitions of businesses:
     Accounts receivable....................................    (5,599)     (10,013)
     Inventories and other current assets...................   (15,930)     (12,245)
     Accounts payable and accrued expenses..................     6,990        4,528
     Other..................................................    (1,670)      (6,830)
                                                              --------     --------
       Net Cash Provided (Used) by Operating Activities.....     3,309       (8,706)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (20,677)      (9,244)
  Costs of acquisitions, net of cash acquired...............    (6,036)     (53,933)
  Purchase of investments...................................      (101)        (419)
  Other.....................................................       -0-          551
                                                              --------     --------
       Net Cash (Used) by Investing Activities..............   (26,814)     (63,045)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........     6,000       54,000
  Proceeds from bank arrangements for operations............    30,500       22,000
  Payments on debt..........................................   (11,039)      (5,096)
  Purchase of treasury stock................................      (238)      (2,815)
  Issuance of common stock under stock option plan..........       239        2,789
                                                              --------     --------
       Net Cash Provided by Financing Activities............    25,462       70,878
                                                              --------     --------
       Increase (Decrease) in Cash and Cash Equivalents.....     1,957         (873)
       Cash and Cash Equivalents at Beginning of Period.....     1,814        4,659
                                                              --------     --------
       Cash and Cash Equivalents at End of Period...........  $  3,771     $  3,786
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1998

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- ACQUISITIONS AND DISPOSITION

     On August 1, 1997 the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a supplier of specialty and standard fasteners to the industrial market. Arden is included in the Company's Integrated Logistics Solutions segment.

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
Net sales...................................................       $379,530
Gross profit................................................         71,027
Net income..................................................       $  8,961
                                                                   ========

     During April 1998, the Company completed the acquisition of Direct Fasteners Limited ("Direct") located in Ontario, Canada. The transaction was accounted for as a purchase. Direct is a distributor of fasteners. The aggregate purchase price and the results of operations of Direct prior to the date of acquisition were not material to the Company.

     During September 1998, the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operations and financial position of the Company.

     During October 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). The transaction will be accounted for as a purchase. Gateway is a distributor of fasteners and a manufacturer of fabricated metal products and fasteners. Gateway will be included in the Company's Integrated Logistics Solutions segment. The aggregate purchase price and the results of operations of Gateway prior to the date of acquisition were not material to the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                             SEPTEMBER 30    DECEMBER 31
                                                                 1998           1997
                                                             ------------    -----------
In process and finished goods..............................    $117,082       $100,283
Raw materials and supplies.................................      31,083         29,229
                                                               --------       --------
                                                               $148,165       $129,512
                                                               ========       ========

NOTE D -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio held on May 28, 1998, the shareholders approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holding Corp. ("Holdings") and PKOH Merger Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holdings' common stock (on a share-for-share basis), (ii) all of the shares of Merger Corp.'s common stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings' common stock issued and outstanding immediately prior to the Merger were canceled.

     Prior to the Merger, there was no public market for Holdings' common stock, and Park-Ohio's common stock was listed for trading on the NASDAQ National Market under the symbol "PKOH". Upon the opening

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES of the market after the effective time of the Merger: (i) Holdings' common stock was registered under Section 12 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was listed for trading on the NASDAQ National Market under the symbol "PKOH"; (ii) Park-Ohio's common stock was simultaneously delisted from the NASDAQ National Market and ceased to be registered under
Section 12 (g) of the Exchange Act; and (iii) Holdings assumed Park-Ohio's reporting obligations under the Exchange Act.

NOTE E -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for the reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments, which prior to adoption were immaterial and included in accrued expenses, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. Comprehensive income for the three and nine-month periods ended September 30, 1998 was $2,580 and $8,273, respectively. There were no material differences between net earnings and comprehensive earnings for the three- and nine-month periods ended September 30, 1997.

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

NOTE G -- FINANCING ARRANGEMENTS

     On November 2, 1998, the Company amended and restated its credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. Interest is payable at the prime lending rate less 1% to .3% or at the Company's election at LIBOR plus .9% to 1.7%. The interest rate is dependent on the aggregate amount borrowed under the agreement.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three months and nine months ended September 30, 1998 and 1997, the consolidated statement of shareholder's equity for the nine months ended September 30, 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
October 21, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc., a wholly-owned subsidiary of Park-Ohio Holdings Corp., and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information for the nine and three-month periods ended September 30, 1997 is not directly comparable on a period-to-period basis to the financial information for the nine and three-month periods ended September 30, 1998 due to the 1997 acquisitions ("1997 Acquisitions"). During 1997, the Company acquired five businesses for $62.6 million. The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. During October, 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a distributor of fasteners and a manufacturer of fabricated metal products and fasteners. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective date of being acquired.

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

     The Company previously announced that it was planning to cause ILS to issue shares of common stock to the public. ILS is comprised of RB&W Corporation, Arden, Direct, and Gateway; the operating companies of the Company's logistics division. It was anticipated that a registration statement would be filed in the third quarter of 1998 and that the offering would be completed during 1998. However, the market conditions were not conducive for initial public offerings during that time period and as a result, the Company has postponed the filing of a registration statement until the spring of 1999 and now expects that the offering will be completed during 1999.

     A registration statement relating to these securities has not been filed with the Securities and Exchange Commission. These securities may not be sold absent registration or an applicable exemption from registration. The offering will be made only by means of a prospectus. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any State.

     The statements herein regarding the filing of a registration statement, the timing of the offering and any other future aspects relating to the offering and other statements which are not historical facts are forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market conditions (including the price and market for the common stock) and other factors detailed herein under the heading "Forward-Looking Statements."

     Between 1994 and 1997, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 50.4% compounded annual growth rate ("CAGR"), from $129.2 million to $441.1 million, and income from continuing operations on a fully taxed basis increased at a 40.2% CAGR from $4.1 million to $11.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Manufactured Products segment.

     Between January 1, 1994 and September 30, 1998, the Company's continuing operations incurred $65.9 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

NINE MONTHS 1998 VERSUS NINE MONTHS 1997

     Net sales increased by $98.7 million, or 32%, from $311.9 million for the first nine months of 1997 to $410.6 million for the nine months ended September 30, 1998. Approximately 32% of this increase was attributable to internal growth and 68% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 71% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. The growth in net sales from the 1997 Acquisitions relates to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $20.9 million, or 42%, from $49.9 million for the first nine months of 1997 to $70.8 million for the first nine months of 1998. Of the increase, 58% relates to the 1997 Acquisitions, primarily Arden, and 42% was due to internal growth, primarily ILS. The Company's consolidated gross margin increased to 17.2% for the first nine months of 1998 from 16.0% for the first nine months of 1997. This increase in consolidated gross margin was due to increased margins in both the Manufactured Products and ILS segments. The increase in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and favorable raw material sourcing.

     Selling, general and administrative costs increased by 33% to $42.1 million for the first nine months of 1998 from $31.6 million for the first nine months of 1997. Approximately 62% of such increase was related to the 1997 Acquisitions while the remainder related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $6.6 million from $6.1 million for the nine-month period ended September 30, 1997 to $12.7 million for the nine-month period ended September 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the nine-month period ended September 30, 1998, the Company averaged outstanding borrowings of $196.7 million as compared to $108.1 million outstanding for the nine months ended September 30, 1997. Of the $88.6 million increase, approximately $66 million related to acquisitions completed during the latter part of 1997 and 1998 with the remainder primarily related to working capital increases to support the realized and anticipated growth in business and to capital expenditures to support growth in the business. The average borrowing rate of 8.6% for the nine months ended September 30, 1998 is 1.3% higher than the average rate of 7.3% for the nine months ended September 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

     The effective income tax rate at September 30, 1998 was 43% as compared to 38% at September 30, 1997. The increase is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization. At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million subject to certain limitations that expire between 2001 and 2007.

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     Net sales increased by $19.1 million, or 17%, from $114.3 million for the third quarter of 1997 to $133.4 million for the quarter ended September 30, 1998. Approximately 53% of this increase was attributable to internal growth and 47% was a result of the 1997 Acquisitions. Of the internal sales growth, 56% was attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. The growth in net sales attributable to the 1997 Acquisitions applies to ILS and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit increased by $5.9 million, or 33%, from $18.0 million for the third quarter of 1997 to $23.9 million for the third quarter ended September 30, 1998. Of the increase, 29% relates to the 1997 Acquisitions, primarily Arden, and 71% was due to internal growth, evenly allocated between Manufactured Products and ILS. The Company's consolidated gross margin increased to 17.9% for the quarter ended September 30, 1998 from 15.7% for the quarter ended September 30, 1997 and was due to increased margins in both the Manufactured Products and ILS segments. The increase in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and to internal growth and favorable raw material sourcing.

     Selling, general and administrative costs increased by 26% to $14.5 million for the three months ended September 30, 1998 from $11.5 million for the three months ended September 30, 1997. Approximately 36% of such increase was related to the 1997 Acquisitions while the remainder related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was 10.9% for the current period and 10.1% for the corresponding period of the prior year.

     Interest expense increased by $1.7 million from $2.5 million for the three-month period ended September 30, 1997 to $4.2 million for the three-month period ended September 30, 1998 due to higher average debt outstanding during the current period and to higher average interest rates in 1998 versus 1997. For the three-month period ended September 30, 1998, the Company averaged outstanding borrowings of $203.9 million as compared to $129.0 million outstanding for the three months ended September 30, 1997. The increase in average borrowings was related to acquisitions in 1997 and 1998, to working capital increases to support the realized and anticipated growth in business and to capital expenditures to support growth in the business. The average borrowing rate of 8.3% for the three months ended September 30, 1998 is 80 basis points higher than the average rate of 7.5% for the three months ended September 30, 1997 primarily because of the $150 million bond offering in the fall of 1997 which carries a coupon rate of 9.25% versus a 7.3% rate on the shorter term debt it replaced.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. The Company, however, performs scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the businesses in the Capital Equipment Group, included in the Manufactured Products Group, which typically ship a few large systems per year. In addition, the Company experiences seasonality in the Kay Home Products, Inc. ("Kay Home Products") operating unit of the Metal Forming Group. Kay Home Products' goods are primarily used by consumers in the spring and summer, and consequently its first two quarters of operating results are typically the strongest.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and the Year 2000 conversion. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to achieve Year 2000 compliance. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

 (2)  Agreement of Merger dated February 20, 1998 by and among
      Park-Ohio Industries, Inc., PKOH Merger Corp. and PKOH
      Holding Corp. (filed as appendix A to the Registration
      Statement on Form S-4 of Park-Ohio Industries, Inc., filed on February 26, 1998, SEC File No. 333-46931 and incorporated by reference and made a part hereof)
 (4)  Amended and Restated Credit Agreement among Park-Ohio
      Industries, Inc., and various financial institutions dated
      November 2, 1998.
(15)  Letter re: unaudited financial information
(27)  Financial data schedule (Electronic filing only)

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

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

                                            By       /s/ J.S. WALKER
                                             -----------------------------------
                                            Name:  J.S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated      November 13, 1998
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

EXHIBIT
-------
  (4)      Amended and Restated Credit Agreement among Park-Ohio
           Industries, Inc.
           and various financial institutions dated November 2, 1998.
 (15)      Letter re: unaudited financial information
 (27)      Financial data schedule (Electronic filing only)