Form 10-K405
period 1998-12-31
PARK OHIO INDUSTRIES INC/OH
filed 1999-03-30
CIK 1068148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    FOR THE TRANSITION PERIOD FROM  _________________ TO  _________________

                        COMMISSION FILE NUMBER 333-43005

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                     34-6520107
-----------------------------------------------------       -----------------------------------------------------
           (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                 23000 EUCLID AVENUE
                   CLEVELAND, OHIO                                                  44117
-----------------------------------------------------       -----------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

       Registrant's telephone number, including area code: (216) 692-7200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (Title of class)

   Pursuant to a corporate reorganization effective June 15, 1998, Park-Ohio Industries, Inc. became a wholly-owned subsidiary of Park-Ohio Holdings Corp.

     The registrant meets the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K and is therefore filing this form in the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of March 29, 1999, 100 shares of the registrant's common stock, $1 par value, were outstanding.

Documents incorporated by reference:  None

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

     Park-Ohio Industries, Inc. ("Park-Ohio"), a wholly-owned subsidiary of Park-Ohio Holdings Corp. ("Holdings"), was incorporated as an Ohio Corporation in January, 1985. Park-Ohio is a leading provider of logistics services and a manufacturer of highly engineered products. Reference herein to the "Company" includes, where applicable, Holdings, Park-Ohio and its direct and indirect subsidiaries and its predecessor companies, which have operated for more than 150 years.

     The Company operates through two segments, Integrated Logistics Solutions ("ILS") and Manufactured Products, which serve a wide variety of industrial markets. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are OEMs in the transportation, industrial, electrical and lawn and garden equipment industries. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are end-users in the automotive, railroad, truck and aerospace industries. Between 1994 and 1998, the Company grew significantly, through both internal growth and acquisitions. Over this period, the Company's net sales increased from $129.2 million to $551.8 million, income from continuing operations before income taxes increased from $6.7 million to $22.8 million, and EBITDA increased from $11.4 million to $53.1 million. As of December 31, 1998, the Company employed approximately 3,000 persons.

OPERATIONS

     The following chart highlights the Company's two business segments, the primary industries they serve and the key products they sell.

                                                                               NET SALES FOR THE
                                                                                  YEAR ENDED
       SEGMENT         PRIMARY INDUSTRIES SERVED   SELECTED PRODUCTS/SERVICES    DEC. 31, 1998
       -------         -------------------------   --------------------------  -----------------
                                                                                  (MILLIONS)
INTEGRATED LOGISTICS   Automotive parts and        Inventory management,            $364.5
  SOLUTIONS            accessories, electrical     engineering and
                       equipment, lawn and garden  procurement of standard
                       equipment, HVAC,            and specialty fasteners,
                       industrial equipment,       fittings, rubber and other
                       railroad and heavy truck    industrial products.

MANUFACTURED PRODUCTS  Automotive, aerospace,      Engineering and                   187.3
                       power generation,           manufacturing the
                       railroad, shipbuilding,     following: Aluminum
                       steel, telecommunications   permanent mold castings
                       and truck                   such as clutch retainers,
                                                   pinion carriers and
                                                   transmission pump
                                                   housings; forged and
                                                   machined products such as
                                                   aircraft landing gears,
                                                   locomotive crankshafts and
                                                   camshafts; induction
                                                   heating systems; and,
                                                   industrial rubber products

INTEGRATED LOGISTICS SOLUTIONS

     ILS is a leading national supplier of over 150,000 standard and specialty fasteners and other industrial products pursuant to either supply chain management agreements or traditional wholesale supply arrangements. ILS operates out of branches located throughout the United States, Canada, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. ILS generated net sales of $364.5 million, or 66% of the Company's net sales for the year ended December 31, 1998. The four largest customers, comprised of many divisions, accounted for approximately 21% of sales of ILS. The loss of any one of these customers would have an adverse effect on this segment.

     Products and Services. Supply chain management, which is ILS' primary focus for future growth, involves offering customers procurement solutions and comprehensive, on-site management for most of their fastener and related hardware needs. Supply chain management customers receive value-added services, such as part usage and cost analysis, product redesign recommendations, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. Supply chain management services are typically provided to customers pursuant to total fastening services ("TFS") contracts. TFS contracts enable ILS' customers to both reduce procurement costs and better focus on their companies' core manufacturing competencies by: (i) significantly reducing the administrative and labor costs associated with fastener procurement by outsourcing certain internal purchasing, quality control and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies as a result of vendor consolidation; and (iv) receiving technical expertise in the selection of fastener and other components for certain manufacturing processes. Management believes that TFS contracts foster longer-lasting supply relationships with customers, who increasingly rely on the Company for their fastener needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to TFS contracts have increased significantly in recent years and represented over 59% of ILS' net sales for the year ended December 31, 1998. ILS' remaining sales are generated through the wholesale supply of fasteners and other industrial products to OEMs, other manufacturers and distributors pursuant to master or authorized distributor relationships.

     ILS supplies standard and specialty engineered fasteners such as nuts, bolts, screws and washers on a fully integrated basis. ILS engineers and manufactures precision cold formed and cold extruded products including locknuts, spac nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. These are manufactured by shaping cold raw materials. Standard and specialty nuts are produced to customer specifications, which are used in large volumes by customers in the automotive, truck and railroad industries.

     In addition to fasteners, ILS supplies, among other things, valves, fittings, clamps and rubber products, which currently represent approximately 9% of ILS' net sales. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate fasteners for a new product or to suggest alternative fasteners that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product.

     Markets and Customers. In 1998, approximately 89% of ILS' net sales were to domestic customers. Remaining sales were primarily to Canada and Mexico. The domestic industrial fastener market is estimated by industry sources to have generated between $7 and $9 billion in annual sales in 1998 at the wholesale level. Fasteners are used extensively by OEMs in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     ILS markets and sells fasteners and other industrial products to over 12,000 customers domestically and internationally. The principal markets served by ILS are transportation equipment, including manufacturers of heavy trucks and recreational vehicles, automotive parts and accessories, industrial equipment, electrical equipment, including manufacturers of electrical controls, appliances and motors, lawn and garden equipment and HVAC.

     In recent years, OEMs have made it a priority to reduce their total cost of purchasing and handling fasteners. Due to the low unit cost and the large number of different fasteners used to manufacture or assemble a single product, administrative and overhead costs comprise a substantial portion of an OEM's fastener-related costs. As a result, management believes industrial fastener suppliers are consolidating as OEMs rely on fewer suppliers to achieve purchasing efficiencies. ILS provides a wide array of value-added services and is a reliable source for just-in-time delivery and is well positioned to capitalize on these trends. In addition, OEMs are increasingly relying on fastener suppliers to provide design and applications engineering support, enabling more efficient use of internal engineering resources thereby allowing ILS to increase the amount of low unit cost fastener and non-fastener items supplied to OEMs.

     Competition. The industrial fastener supply industry is highly competitive and fragmented. Management believes that substantially all of ILS' competitors operate on a regional basis and do not provide customers with the wide array of value-added services offered by ILS. ILS competes primarily on the basis of its value-added services, extensive product selection and price with primarily domestic competitors who are capable of providing inventory management programs.

MANUFACTURED PRODUCTS

     The Manufactured Products segment includes aluminum casting, forged and machined products, capital equipment, industrial rubber products and other manufactured products. Manufactured Products generated net sales of $187.3 million, or 34% of the Company's net sales for the year ended December 31, 1998. The three largest customers, of which the Company sells to multiple operating divisions, accounted for approximately 31% of Manufactured Products sales in 1998. The loss of business from any one of these customers would have an adverse effect on this segment.

ALUMINUM CASTINGS

     Aluminum permanent mold castings are produced at General Aluminum Mfg. Company ("GAMCO") and its wholly owned subsidiary. GAMCO's cast aluminum parts are critical components manufactured primarily for automotive OEMs. GAMCO's principal automotive products include: transmission pump housings, planetary pinion carriers, clutch retainers, rotor castings and bearing cups. In addition, GAMCO manufactures products for non-automotive end users such as surgical table components, light housings and electrical meter housings. GAMCO also provides value-added services such as secondary casting, machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by automotive OEMs for aluminum permanent mold products has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing its structural integrity. Management believes this replacement trend will continue as government standards regarding fuel efficiency become increasingly stringent. GAMCO sells its products primarily to customers located in North America. The market for aluminum permanent mold castings is comprised of two segments: automotive and non-automotive. The domestic aluminum permanent mold industry is highly competitive. GAMCO competes principally on the basis of its ability to: (i) engineer and manufacture high quality, semi-machined castings in large volumes;
(ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum permanent mold casting capabilities, the automotive industry's stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, GAMCO has benefited in recent years as automotive OEMs have consolidated their supplier base. GAMCO, a well-established name in the aluminum permanent mold industry, has achieved QS 9000 and ISO 9002 certifications and has been awarded numerous supplier quality awards.

     In January 1999, GAMCO acquired all of the shares of The Metalloy Corporation ("Metalloy"). Metalloy is a full service aluminum casting and machining company with operations located in Indiana,

Michigan and Mississippi. The acquisition of Metalloy provides sand and die casting capabilities to complement GAMCO's permanent mold process. Management believes that GAMCO is one of the few automotive parts suppliers which has the capabilities of providing permanent mold, sand-casted and die-casted products.

FORGED AND MACHINED PRODUCTS

     The Company's forged and machined products business is carried out at four operating units consisting of Park Drop Forge, Ohio Crankshaft, Cleveland City Forge, and Blue Falcon Forge. The forging process enables metal to be shaped while generally retaining higher structural integrity than metal shaped through other processes. Park Drop Forge manufactures closed-die metal forgings of up to 6,000 pounds, including crankshafts and aircraft landing gears, primarily for customers in the railroad and aerospace industries. Park Drop Forge's products are sold primarily to machining companies and subassemblers who finish the products for sale to OEMs in the railroad and aerospace industries. Ohio Crankshaft machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives, power generators and ships. Cleveland City Forge manufactures and machines specialized hardware such as turnbuckles and clevises for construction companies. Its products are manufactured according to customers' specific dimensional and/or strength requirements. Blue Falcon Forge produces large forged products such as center plates and couplings, both of which are used in the undercarriage of rail cars. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers in the transportation, power generation and construction industries. The Company's forged and machined products business competes domestically and internationally with other small to medium-sized businesses on the basis of product quality and precision.

CAPITAL EQUIPMENT

     The Company manufactures large industrial equipment through its operating units consisting of Tocco, Ajax, and Feco. Tocco specializes in the engineering and construction of induction heating systems primarily for the automotive and truck industries. Tocco's induction heating systems are engineered and built to customer specifications and are used primarily by OEMs for surface hardening. Ajax engineers, manufactures and services mechanical forging presses ranging in size from 500 to 8,000 tons that are used worldwide in the automotive and truck manufacturing industries. Feco produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Feco's principal products include industrial drying and curing ovens for automotive components, metal can curing ovens, specialized conveyor and automation systems for lightweight containers, and plastic and glass bottle coating and finishing systems. The Company's capital equipment units compete with large equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise and exists at both domestic and international levels.

INDUSTRIAL RUBBER PRODUCTS

     The Company manufactures injection and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications through three operating units consisting of Castle Rubber, Cicero Flexible Products and Geneva Rubber. Castle manufactures valve seals, power and conveyor rolls and slitter rings. Cicero is a developer and manufacturer of injection molded silicone rubber products for customers in the automotive, food processing and consumer appliance industries, such as wire harnesses, spark plug boots and nipples and general sealing gaskets. Geneva is a manufacturer of injection molded rubber products for customers in the automotive, telecommunications, funeral and heavy truck industries. Its products include primary wire harnesses, transoceanic cable boots, casket gaskets and shock and vibration mounts. The industrial rubber products operating units compete primarily on the basis of price and product quality with other domestic small to medium-sized manufacturers of rubber products.

SALES AND MARKETING

     ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. ILS often obtains new customers as a result of referrals from existing customers. Manufactured Products markets and sells its products through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers. In addition, Manufactured Products markets certain of its products through various regional and national trade shows.

RAW MATERIALS AND SUPPLIERS

     ILS purchases substantially all of its fasteners and Manufactured Products purchases substantially all of its raw materials, principally metals and certain component parts incorporated into its products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty fasteners are available from alternative sources. ILS has multiple sources of supply for standard products, but has limited supply sources for certain specialty products. Approximately 10% of ILS' fasteners are purchased from suppliers in foreign countries, primarily Taiwan, Japan and Korea. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Manufactured Products are commodity products available from several domestic suppliers.

BACKLOG

     Management believes that backlog is not a meaningful measure for the Company's ILS operating units, as a majority of ILS' customers require just-in-time delivery of fasteners and other industrial products. Management believes that Manufactured Products' backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

ENVIRONMENTAL REGULATIONS

     The Company is subject to numerous federal, state and local laws and regulations designed to protect public health and the environment ("Environmental Laws"), particularly with regard to discharges and emissions, as well as handling, storage, treatment and disposal, of various substances and wastes. Pursuant to certain Environmental Laws, owners or operators of facilities may be liable for the costs of response or other corrective actions for contamination identified at or emanating from current or former locations, without regard to whether the owner or operator knew of, or was responsible for, the presence of any such contamination, and for related damages to natural resources. Additionally, persons who arrange for the disposal or treatment of hazardous substances or materials may be liable for costs of response at sites where they are located, whether or not the site is owned or operated by such person.

     The Company believes that it is currently in material compliance with applicable Environmental Laws. In general, the Company has not experienced difficulty in complying with Environmental Laws in the past, and compliance with Environmental Laws has not had a material adverse effect on the Company's financial condition, liquidity and results of operations. The Company's capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to the Company in the foreseeable future.

     The Company has been identified as a potentially responsible party at certain third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. The availability of third-party payments or insurance for environmental remediation activities is subject to risks associated with the willingness and ability of the third party to make payments. However, the Company's share of such costs has not been material and based on available information, the Company does not expect its exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

     At its facility in Kent, Ohio, the Company's indirect subsidiary, RB&W Manufacturing LLC, is conducting remediation of groundwater impacted by operations and disposal activities. Contaminants known to be present in the groundwater at the facility and/or to have migrated off-site include oil and certain volatile organic compounds. In addition, soil and groundwater investigations are being conducted in connection with a closure under the Resource Conservation and Recovery Act of 1976, as amended, of hazardous waste storage areas associated with former metal plating operations. RB&W has filed suit against the former owner seeking reimbursement of costs spent and contribution for future costs for remediation efforts at the Kent facility. The Company does not believe that future costs to address the currently identified environmental issues at its facilities will be material.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING

     The information contained under the heading of "Note K -- Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 1998, 1997, and 1996 is incorporated herein by reference.

RECENT DEVELOPMENTS

     The information contained under the headings of "Note B -- Corporate Reorganization", "Note C -- Acquisitions" and "Note D -- Dispositions" of notes to consolidated financial statements included herein, is incorporated by reference.

ITEM 2. PROPERTIES

     The Company's operations include numerous manufacturing and warehousing facilities located in 23 states in the United States and in 4 other countries. Approximately 54% of the available square footage is owned. In 1998, approximately 61% of the available domestic square footage was used by the Manufactured Products segment and 39% by the ILS segment. Approximately 19% of the foreign facilities was used by the Manufactured Products segment and 81% was used by the ILS segment. In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended uses.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company's financial condition, liquidity and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The registrant is a wholly owned subsidiary of Park-Ohio Holdings Corp. and has no equity securities that trade.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis due to acquisitions in 1998 and 1997. During 1998, the Company acquired two businesses for $40.2 million. During October, 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a distributor of fasteners and other industrial products and a manufacturer of metal products and fasteners. During April, 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a distributor of fasteners located in Ontario, Canada. During 1997, the Company acquired five businesses for $60.4 million ("the 1997 Acquisitions"). The largest of the 1997 Acquisitions was Arden Industrial Products, Inc. ("Arden") which was acquired for $44 million as of August 1, 1997. Arden is a national supplier of specialty and standard fasteners to the industrial market. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition. In 1996, the Company sold substantially all of the assets of Bennett Industries, Inc., a manufacturer of plastic containers, in order to focus on its remaining logistics and manufacturing businesses.

OVERVIEW

     The Company operates logistics ("Integrated Logistics Solutions" or "ILS") and diversified manufacturing ("Manufactured Products") businesses that serve a wide variety of industrial markets. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     The Company previously announced that it was planning to cause ILS to issue shares of common stock to the public. It was anticipated that a registration statement would be filed in the third quarter of 1998 and that the offering would be completed during 1998. However, the market conditions were not conducive for initial public offerings during that time period and no prediction can be made that favorable market conditions will exist in the near term. As a result, the Company has indefinitely postponed the filing of a registration statement.

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

     Between 1994 and 1998, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 43.8% compounded annual growth rate ("CAGR"), from $129.2 million to $551.8 million, and income from continuing operations on a fully taxed basis increased at a 33.2% CAGR from $4.1 million to $13.1 million.

     This growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under TFS contracts and by the leveraging of existing customer relationships at Manufactured Products.

     Between January 1, 1994 and December 31, 1998, the Company's continuing operations incurred $64.2 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance ILS' management information systems.

RESULTS OF OPERATIONS

  1998 versus 1997

     Net sales increased by $110.7 million, or 25%, from $441.1 million in 1997 to $551.8 million in 1998. Approximately 27% of this increase was attributable to internal growth and 73% was a result of acquisitions completed in 1997 or 1998. Of the internal sales growth, approximately 66% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Manufactured Products' customers. The growth in net sales from acquisitions applies to ILS and primarily pertains to Arden and Gateway.

     Gross profit increased by $24.2 million, or 34%, from $72.4 million in 1997 to $96.6 million in 1998. Of the increase, 67% relates to acquisitions and 33% to internal growth. The Company's consolidated gross margin increased to 17.5% for 1998 from 16.4% for 1997. This increase in consolidated gross margin was due to increased margins in both the ILS and Manufactured Products segments. The increase in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of reduced material costs.

     Selling, general and administrative costs increased by 27% to $56.3 million in 1998 from $44.4 million in 1997. Approximately 78% of such increase was related to acquisitions while the remainder related to the increase in internally generated net sales. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $8.4 million from $9.1 million for 1997 to $17.5 million for 1998 due to higher average debt outstanding during 1998 and to higher average interest rates in 1998 versus 1997. For the year ended December 31, 1998, the Company averaged outstanding borrowings of $205.3 million as compared to $123.1 million outstanding for 1997. The $82.2 million increase related primarily to acquisitions completed during the latter part of 1997 and 1998, working capital increases to support the realized and anticipated growth in business and capital expenditures to support the operations. The average borrowing rate of 8.5% for the year ended December 31, 1998 is 1.1% higher than the average rate of 7.4% for the year ended December 31, 1997 primarily because of the $150 million bond offering in November, 1997 which carries a coupon of 9.25% versus a 7.3% rate on the bank debt it replaced.

     The effective income tax rate for 1998 was 43% as compared to 41% for 1997. The increase is directly attributable to an increase in expenses recorded for financial reporting purposes, but not deductible for income tax purposes, primarily certain goodwill amortization. At December 31, 1998, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for tax purposes.

  1997 versus 1996

     Net sales from continuing operations increased by $93.4 million, or 27%, from $347.7 million in 1996 to $441.1 million in 1997. Approximately 42% of this increase was attributable to internal growth and 58% was a result of the 1997 Acquisitions. Of the internal sales growth, approximately 70% was primarily attributable to the addition of TFS customers in the ILS segment and the remainder was due to increased orders from Manufactured Products' customers. Of the growth in net sales attributable to the 1997 acquisitions, the majority applies to the ILS segment and primarily pertains to Arden which was acquired as of August 1, 1997.

     Gross profit from continuing operations increased by $14.1 million, or 24%, from $58.3 million in 1996 to $72.4 million in 1997. Of the increase, 79% relates to the 1997 Acquisitions and 21% was due to internal growth. A majority of the increase attributable to the 1997 Acquisitions was related to Arden. The Company's consolidated gross margin from continuing operations decreased to 16.4% in 1997 from 16.8% in 1996. This decrease in consolidated gross margin was primarily due to a change in the Company's revenue mix.

     Selling, general and administrative costs from continuing operations increased by 16% to $44.4 million in 1997 from $38.1 million in 1996. Approximately 93% of such increase was related to the 1997 Acquisitions. Consolidated selling, general and administrative expenses decreased as a percentage of net sales to 10.1% in 1997 from 11.0% in 1996 due to economies of scale resulting from higher sales volume.

     Interest expense from continuing operations increased by $2.2 million from $6.9 million in 1996 to $9.1 million in 1997 due to average debt outstanding in 1997 increasing by $19.9 million and to the reclassification in 1996 of approximately $.8 million of interest expense to discontinued operations resulting from the sale of Bennett Industries. Average interest rates for the period were approximately the same in 1997 and 1996.

     As a result of the early extinguishment of the Company's 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004, and its then existing bank credit facility, the Company recorded an extraordinary charge of $1.5 million, net of income taxes, in 1997.

     At December 31, 1997, subsidiaries of the Company had net operating loss carryforwards for tax purposes of approximately $9.4 million, subject to certain limitations that expire between 2001 and 2007.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in the Company's net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. The Company, however, performs scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the Capital Equipment businesses, included in the Manufactured Products segment, which typically ship a few large systems per year.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to achieve Y2K compliance. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its fixed rate debt consisting of $150 million, 9.25% Senior Subordinated Notes. The estimated fair value of these notes at year end 1998 would be $2 million higher than the recorded value based on current borrowing rates available for financings with similar terms and maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................     12
Consolidated Balance Sheets -- December 31, 1998 and
  December 31, 1997.........................................     13
Consolidated Statements of Income -- Years Ended December
  31, 1998, 1997 and 1996...................................     14
Consolidated Statements of Shareholder's Equity -- Years
  Ended December 31, 1998, 1997 and 1996....................     15
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1998, 1997 and 1996..........................     16
Notes to Consolidated Financial Statements..................     17

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have audited the accompanying consolidated financial statements of Park-Ohio Industries, Inc. and subsidiaries (a wholly-owned subsidiary of Park-Ohio Holdings Corp.) listed in the Index at Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/  Ernst & Young LLP
Cleveland, Ohio
February 15, 1999

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                1998          1997
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  4,320      $  1,814
  Accounts receivable, less allowances for doubtful accounts
    of $2,803 in 1998 and $2,060 in 1997....................    95,718        86,787
  Inventories...............................................   150,052       129,512
  Deferred tax assets.......................................     2,232         3,240
  Other current assets......................................     5,468         5,075
                                                              --------      --------
         Total Current Assets...............................   257,790       226,428
Property, Plant and Equipment
  Land and land improvements................................     4,460         4,126
  Buildings.................................................    25,912        24,782
  Machinery and equipment...................................   130,253       103,956
                                                              --------      --------
                                                               160,625       132,864
  Less accumulated depreciation.............................    70,468        59,795
                                                              --------      --------
                                                                90,157        73,069
Other Assets
  Excess purchase price over net assets acquired, net of
    accumulated amortization of $8,105 in 1998 and $5,749 in
    1997....................................................    99,351        68,996
  Deferred taxes............................................     8,900        12,960
  Other.....................................................    33,356        31,656
                                                              --------      --------
                                                              $489,554      $413,109
                                                              ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................  $ 46,755      $ 49,470
  Accrued expenses..........................................    32,076        28,291
  Current portion of long-term liabilities..................     2,372         2,223
                                                              --------      --------
         Total Current Liabilities..........................    81,203        79,984
Long-Term Liabilities, less current portion
  Long-term debt............................................   237,483       172,283
  Other postretirement benefits.............................    26,286        27,537
  Other.....................................................     3,740         4,295
                                                              --------      --------
                                                               267,509       204,115
Shareholder's Equity
  Common stock; par value $1 a share........................       -0-        10,960
  Additional paid-in capital................................    64,844        53,476
  Retained earnings.........................................    77,580        67,486
  Treasury stock, at cost...................................       -0-        (2,087)
  Accumulated other comprehensive earnings (loss)...........    (1,582)         (825)
                                                              --------      --------
                                                               140,842       129,010
                                                              --------      --------
                                                              $489,554      $413,109
                                                              ========      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Net sales..................................................  $551,793    $441,110    $347,679
Cost of products sold......................................   455,167     368,734     289,400
                                                             --------    --------    --------
  Gross profit.............................................    96,626      72,376      58,279
Selling, general and administrative expenses...............    56,318      44,396      38,131
Restructuring charge.......................................       -0-         -0-       2,652
                                                             --------    --------    --------
  Operating income.........................................    40,308      27,980      17,496
Other income...............................................       -0-        (320)     (4,204)
Interest expense...........................................    17,488       9,101       6,947
                                                             --------    --------    --------
     Income from continuing operations before income
       taxes...............................................    22,820      19,199      14,753
Income taxes...............................................     9,726       7,903       5,060
                                                             --------    --------    --------
     Income from continuing operations before extraordinary
       charge..............................................    13,094      11,296       9,693
Extraordinary charge for early retirement of debt, net of
  tax benefit of $928......................................       -0-      (1,513)        -0-
Income from discontinued operations, net of tax............       -0-         -0-      11,642
                                                             --------    --------    --------
          Net income.......................................  $ 13,094    $  9,783    $ 21,335
                                                             ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                ADDITIONAL                         COMPREHENSIVE
                                      COMMON     PAID-IN     RETAINED   TREASURY     EARNINGS
                                       STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)        TOTAL
                                      -------   ----------   --------   --------   -------------   --------
                                                             (DOLLARS IN THOUSANDS)
Balance at January 1, 1996..........  $10,402    $49,184     $36,368    $   -0-       $  (412)     $ 95,542
Comprehensive income:
  Net income........................                          21,335                                 21,335
  Foreign currency translation
     adjustment.....................                                                     (217)         (217)
                                                                                                   --------
  Comprehensive income..............                                                                 21,118
Exercise of stock options...........      31         153                                                184
Purchase of treasury stock..........                                     (1,775)                     (1,775)
                                      -------    -------     -------    -------       -------      --------
Balance at December 31, 1996........  10,433      49,337      57,703     (1,775)         (629)      115,069
Comprehensive income:
  Net income........................                           9,783                                  9,783
  Foreign currency translation
     adjustment.....................                                                     (196)         (196)
                                                                                                   --------
  Comprehensive income..............                                                                  9,587
Issuance of General Aluminum Mfg.
  Company earn-out shares...........     375       3,600                                              3,975
Exercise of stock options...........     152         539                  2,673                       3,364
Purchase of treasury stock..........                                     (2,985)                     (2,985)
                                      -------    -------     -------    -------       -------      --------
Balance at December 31, 1997........  10,960      53,476      67,486     (2,087)         (825)      129,010
Comprehensive income:
  Net income........................                          13,094                                 13,094
  Foreign currency translation
     adjustment.....................                                                     (757)         (757)
                                                                                                   --------
  Comprehensive income..............                                                                 12,337
Issuance of General Aluminum Mfg.
  Company earn-out shares...........     188       2,306                                              2,494
Exercise of stock options...........                 (18)                   257                         239
Purchase of treasury stock..........                                       (238)                       (238)
Corporate reorganization............  (11,148)     9,080                  2,068                         -0-
Dividends paid......................                          (3,000)                                (3,000)
                                      -------    -------     -------    -------       -------      --------
Balance at December 31, 1998........  $  -0-     $64,844     $77,580    $   -0-       $(1,582)     $140,842
                                      =======    =======     =======    =======       =======      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $ 13,094   $  9,783   $ 21,335
  Adjustments to reconcile net income to net cash provided
     (used) by continuing operations:
       Extraordinary charge.................................       -0-      1,513        -0-
       Discontinued operations..............................       -0-        -0-    (11,642)
       Gain on sale of investments..........................       -0-       (320)    (1,552)
       Depreciation and amortization........................    12,753     10,365      7,998
       Deferred income taxes................................     6,659      5,686      4,310
                                                              --------   --------   --------
                                                                32,506     27,027     20,449
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable..................................    (2,312)   (14,008)    (3,643)
       Inventories..........................................   (10,404)   (21,021)    (3,056)
       Accounts payable and accrued expenses................    (7,465)     5,623     (1,214)
       Other................................................    (8,193)    (7,660)    (6,850)
                                                              --------   --------   --------
       Net Cash Provided (Used) by Continuing Operations....     4,132    (10,039)     5,686
       Net Cash Provided by Discontinued Operations.........       -0-        -0-      2,040
                                                              --------   --------   --------
       Net Cash Provided (Used) by Operating Activities.....     4,132    (10,039)     7,726
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (22,681)   (15,947)   (15,590)
  Costs of acquisitions, net of cash acquired...............   (40,175)   (60,389)       -0-
  Purchase of investments...................................      (101)    (1,432)    (5,427)
  Proceeds from sales of investments........................       -0-        551      6,315
  Proceeds from sale of discontinued operations, net of
     $4,500 of income taxes.................................       -0-        -0-     46,313
                                                              --------   --------   --------
       Net Cash Provided (Used) by Investing Activities.....   (62,957)   (77,217)    31,611
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    66,000    106,500      9,500
  Payments on long-term debt................................    (1,670)  (166,657)   (45,249)
  Issuance of 9.25% senior notes, net of deferred financing
     costs..................................................       -0-    145,604        -0-
  Cash paid to retire subordinated debentures...............       -0-     (1,245)       -0-
  Dividends paid............................................    (3,000)       -0-        -0-
  Issuance of common stock under stock option plan..........       239      3,194        184
  Purchase of treasury stock................................      (238)    (2,985)    (1,775)
                                                              --------   --------   --------
       Net Cash Provided (Used) by Financing Activities.....    61,331     84,411    (37,340)
       Increase (decrease) in Cash and Cash Equivalents.....     2,506     (2,845)     1,997
       Cash and Cash Equivalents at Beginning of Year.......     1,814      4,659      2,662
                                                              --------   --------   --------
       Cash and Cash Equivalents at End of Year.............  $  4,320   $  1,814   $  4,659
                                                              ========   ========   ========
  Taxes paid................................................  $  2,326   $  1,215   $  6,925
  Interest paid.............................................    16,272      7,713      8,321

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,869 and $4,895 higher than reported at December 31, 1998 and 1997, respectively.

  Major Classes of Inventories

                                                          DECEMBER 31
                                                      -------------------
                                                        1998       1997
                                                      --------   --------
In-process and finished goods.......................  $124,783   $100,283
Raw materials and supplies..........................    25,269     29,229
                                                      --------   --------
                                                      $150,052   $129,512
                                                      ========   ========

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions and associated interest costs are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets. The Company capitalized interest of $1.0 million in 1998. Interest capitalized in 1997 and 1996 was immaterial.

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note C) over periods from twenty-five to forty years using the straight-line method. Management periodically evaluates for possible impairment the current value of these intangibles through cash flow and income analyses of the acquired businesses as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which established accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of.

     Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. The Company has two non-pension and postretirement benefit plans. For the defined benefit plans, benefits are based on the employee's years of service and the Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

     Stock-Based Compensation: The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Income Taxes: The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates.

     Revenue Recognition: For the majority of its operations, the Company recognizes revenues upon shipment of its product. Revenues on long-term contracts are recognized using the percentage of completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage each contract's cost to date bears to the total estimated cost. The recognition of profit, based upon anticipated final costs, is made only after evaluation of the contract status at critical milestones. The Company's contracts generally provide for billing to customers at various points prior to contract completion. Revenues earned on contracts in process in excess of billings are classified in other current assets in the accompanying balance sheet.

     Environmental: The Company accrues environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 1998 the Company had uncollateralized receivables with six customers in the automotive and truck industry each with several locations approximating $25,995 which represents 27% of the Company's trade accounts receivable. During 1998, sales to these customers amounted to approximately $135,241 which represents 25% of the Company's net sales.

     Impact of Recently Issued Accounting Standards: The Company adopted FASB Statement No. 130 "Reporting Comprehensive Income", at the beginning of 1998. Statement 130 establishes standards for the reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this statement had no impact on the Company's net earnings. Statement 130 requires foreign currency translation adjustments, which prior to adoption were immaterial and included in accrued expenses, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     The FASB has issued two accounting pronouncements which the Company adopted in the fourth quarter of 1998. FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" and FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" both expand or modify disclosures and accordingly, have no impact on the Company's financial position, results of operations or cash flows.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The statement will be applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. This new standard is not expected to have a significant effect on the Company's financial position or results of operations.

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

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for years beginning after June 15, 1999 and is not expected to have a significant impact on the Company's financial position or results of operations.

     Reclassification: Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current presentation.

NOTE B -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio Industries, Inc. ("Park-Ohio") held on May 28, 1998, the shareholders of Park-Ohio approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holdings Corp. ("Holdings") and PKOH Merger Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holding's common stock(on a share-for-share basis), (ii) all of the shares of Merger Corp.'s common stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings' common stock issued and outstanding immediately prior to the Merger were canceled.

     Prior to the Merger, there was no public market for Holdings' common stock, and Park-Ohio's common stock was listed for trading on the NASDAQ National Market under the symbol "PKOH". Upon the opening of the market after the effective time of the Merger: (i) Holdings' common stock was registered under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was listed for trading on the NASDAQ National Market under the symbol "PKOH"; (ii) Park-Ohio common stock was simultaneously delisted from the NASDAQ National Market and ceased to be registered under Section 12(g) of the Exchange Act; and (iii) Holdings assumed Park-Ohio's reporting obligations under the Exchange Act.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C -- ACQUISITIONS

     The Company completed two acquisitions for cash of approximately $40.2 million in 1998. In April 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct") a distributor of fasteners located in Ontario, Canada. In October 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"), a distributor of fasteners and other industrial products and a manufacturer of metal products and fasteners. Both Direct and Gateway are included in the Company's Integrated Logistics Solutions ("ILS") segment. Each of the transactions were accounted for as a purchase. The aggregate purchase price and the results of operations of both Direct and Gateway prior to the date of acquisition were not material to the Company.

     In January 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") for cash. Metalloy is a full service aluminum casting and machining company and will be included in the Company's Manufactured Products segment. The transaction will be accounted for as a purchase. The purchase price and the results of operations of Metalloy prior to the date of acquisition were not material to the Company.

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a national distributor of specialty and standard fasteners to the industrial market. Arden is included in the Company's ILS segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash........................................................  $ 2,711
Accounts receivable.........................................   11,503
Inventories.................................................   17,764
Property, plant and equipment...............................    4,468
Excess purchase price over net assets acquired..............   19,599
Other assets................................................    6,680
Trade accounts payable......................................   (6,437)
Accrued expenses............................................   (5,930)
Long-term liabilities.......................................   (6,358)
                                                              -------
Total estimated cost of acquisition.........................  $44,000
                                                              =======

     During the year ended December 31, 1997, the Company acquired four other businesses for an aggregate purchase price of approximately $18.6 million. Each of these transactions was accounted for as a purchase, resulting in excess purchase price over net assets acquired of $8.6 million. The following unaudited pro forma results of operations assume the acquisitions of Arden and the other businesses discussed above occurred on January 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                      YEAR ENDED
                                                  -------------------
                                                    1997       1996
                                                  --------   --------
Net sales.......................................  $508,724   $476,693
Gross profit....................................    93,547     98,190
Income from continuing operations...............    12,454      8,777

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company (GAMCO), by issuing 250,000 shares of its common stock valued at $3,127 in exchange for the outstanding shares of GAMCO. An additional 187,500 shares of common stock valued at $1,931, were issued in March, 1995; an additional 375,000 shares of common stock valued at $3,975 were issued in January, 1997; an additional 187,500 shares of common stock valued at $2,494, representing the final earn-out shares to be issued under the GAMCO purchase agreement, were issued in 1998. The additional $8,400 represents purchase price in excess of net assets acquired.

NOTE D -- DISPOSITIONS

     On July 31, 1996, the Company completed the sale of substantially all of the assets of Bennett Industries, Inc. ("Bennett"), a wholly-owned subsidiary which manufactures plastic containers, to North America Packaging Corporation, a wholly-owned subsidiary of Southcorp Holdings Limited, an Australian company, for $50.8 million in cash, resulting in a pre-tax gain of $13.8 million. The results of operations and changes in cash flows for Bennett have been classified as discontinued operations for all periods presented in the related consolidated statements of income and consolidated statements of cash flows, respectively. Interest expense has been allocated to discontinued operations based on the ratio of net assets discontinued to the total net assets of the consolidated entity plus consolidated debt.

     Summary operating results of the discontinued operations, excluding the above gain on sale, for the year ended December 31, 1996 were as follows:

                                                                   YEARS ENDED
                                                                DECEMBER 31, 1996
                                                                -----------------
Sales.......................................................         $49,448
Costs and expenses..........................................          44,502
                                                                     -------
Income from discontinued operations before income taxes.....           4,946
Income taxes................................................           1,820
                                                                     -------
Net income from discontinued operations.....................         $ 3,126
                                                                     =======

     During September, 1998 the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operations and financial position of the Company.

NOTE E -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Self-insured liabilities....................................  $ 2,911    $ 2,827
Warranty and installation accruals..........................    3,156      3,401
Accrued payroll and payroll-related items...................    2,586      4,820
State and local taxes.......................................    2,101      2,324
Advance billings............................................    2,229      2,215
Acquisition liabilities.....................................    5,930      1,906
Interest payable............................................    1,695      1,498
Sundry......................................................   11,468      9,300
                                                              -------    -------
          Totals............................................  $32,076    $28,291
                                                              =======    =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
9.25% Senior Subordinated Notes due 2007....................  $150,000    $150,000
Revolving credit maturing on April 30, 2001.................    86,000      20,000
Other.......................................................     2,105       2,755
                                                              --------    --------
                                                               238,105     172,755
Less current maturities.....................................       622         472
                                                              --------    --------
          Total.............................................  $237,483    $172,283
                                                              ========    ========

     During 1998 Park-Ohio entered a new credit agreement with a group of banks under which it may borrow up to $150 million on an unsecured basis. Interest is payable quarterly at the prime lending rate less 1% to .3% (6.75% at December 31, 1998) or at Park-Ohio's election at LIBOR plus .9% to 1.7% (which aggregated 6.5% at December 31, 1998). The interest rate is dependent on the aggregate amounts borrowed under the agreement. The weighted average rate on borrowings was 8.2% at December 31, 1998. The credit agreement expires on April 30, 2001.

     Provisions of the Senior Subordinated Notes and the revolving credit agreement contain restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to or merge or consolidate with, an unaffiliated entity. The revolving credit agreement also requires maintenance of specific financial ratios.

     On November 25, 1997, the Company sold $150 million of its 9.25% Senior Subordinated Notes due 2007 at a price of 97.375% of face value. Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year beginning on June 1, 1998. The fair market value of fixed rate debt securities at December 31, 1998 was approximately $152,625. The Company used the net proceeds of the Senior Subordinated Notes along with borrowings under its new credit facility to (i) redeem its 7 1/4% Convertible Senior Subordinated Debentures due June 15, 2004 and (ii) to repay substantially all amounts of its then existing credit facility. The early extinguishment of the 7 1/4% Convertible Senior Subordinated Debentures and the then existing credit facility resulted in an extraordinary charge of $1.5 million consisting of the following:

Discount on prepayment of 7 1/4% Convertible Senior
  Subordinated Debentures...................................    $1,245
Write-off related unamortized financing costs...............     1,196
                                                                ------
Extraordinary charge before income tax benefit..............     2,441
Income tax benefit..........................................       928
                                                                ------
Net extraordinary charge....................................    $1,513
                                                                ======

     The Company has agreements on which up to $5 million in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1998, in addition to amounts borrowed under the revolving credit agreement, there is $2.8 million outstanding primarily for standby letters of credit. A fee of 1/4% to 3/8% is imposed by the bank on the unused portion of available borrowings.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Maturities of long-term debt during each of the five years following December 31, 1998 are approximately $622 in 1999, $537 in 2000, $86,278 in 2001,
$427 in 2002 and $123 in 2003.

NOTE G -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $ 9,900    $10,200
  Inventory.................................................    6,800      6,500
  Tax net operating loss carryforwards and credits..........    1,500      4,100
  Other -- net..............................................    4,832      4,100
                                                              -------    -------
          Total deferred tax assets.........................   23,032     24,900
Deferred tax liabilities:
  Tax over book depreciation................................    6,900      5,200
  Pension...................................................    5,000      3,500
                                                              -------    -------
          Total deferred tax liabilities....................   11,900      8,700
                                                              -------    -------
Net deferred tax assets.....................................  $11,132    $16,200
                                                              =======    =======

     Income taxes consisted of the following:

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                (DOLLARS IN THOUSANDS)
Current:
     Federal................................................  $1,023    $  775    $ (150)
     State..................................................   1,037       733       500
     Foreign................................................   1,007       709       400
                                                              ------    ------    ------
                                                              3,067..    2,217       750
Deferred:
     Federal................................................   6,195     5,175     4,010
     State..................................................     464       511       300
                                                              ------    ------    ------
                                                               6,659     5,686     4,310
                                                              ------    ------    ------
Income taxes................................................  $9,726    $7,903    $5,060
                                                              ======    ======    ======

     The reasons for the difference between income taxes and the amount computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes are as follows:

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Computed statutory amount...................................  $7,700    $6,500    $5,000
Effect of state income taxes payable........................   1,000       800       600
Other.......................................................   1,026       603      (540)
                                                              ------    ------    ------
Income taxes................................................  $9,726    $7,903    $5,060
                                                              ======    ======    ======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     At December 31, 1998, subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $1.1 million subject to certain limitations, which expire in 2001 to 2007.

NOTE H -- LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company's financial condition, liquidity and results of operations.

NOTE I -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                    PENSION BENEFITS         OTHER BENEFITS
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.........  $ 45,473    $ 45,049    $ 21,673    $ 19,888
Service cost....................................       403         304         133         118
Amendments and other............................       116         158         -0-         -0-
Interest cost...................................     3,136       3,251       1,496       1,541
Plan participants' contributions................       -0-         -0-         118         118
Actuarial losses................................       731         995         497       2,207
Benefits paid...................................    (4,158)     (4,284)     (2,199)     (2,199)
                                                  --------    --------    --------    --------
Benefit obligation at end of year...............  $ 45,701    $ 45,473    $ 21,718    $ 21,673
                                                  ========    ========    ========    ========
CHANGE IN PLAN ASSETS
Fair Value of plan assets at beginning of
  year..........................................  $ 80,274    $ 63,139    $    -0-    $    -0-
Actual return on plan assets....................     7,832      21,204         -0-         -0-
Company contributions...........................        12         215       2,081       2,081
Plan participants' contributions................       -0-         -0-         118         118
Benefits paid...................................    (4,158)     (4,284)     (2,199)     (2,199)
                                                  --------    --------    --------    --------
Fair value of plan assets at end of year........  $ 83,960    $ 80,274    $    -0-    $    -0-
                                                  ========    ========    ========    ========
Funded status of the plan (underfunded).........  $ 38,259    $ 34,801    $(21,718)   $(21,673)
Unrecognized net transition obligation..........      (329)       (279)        -0-         -0-
Unrecognized net actuarial gain.................   (21,027)    (21,654)     (5,595)     (6,812)
Unrecognized prior service cost.................     1,395       1,429        (723)       (802)
                                                  --------    --------    --------    --------
Prepaid benefit cost............................  $ 18,298    $ 14,297    $(28,036)   $(29,287)
                                                  ========    ========    ========    ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...................................      7.00%       7.25%       7.00%       7.25%
Expected return on plan assets..................      8.50%       8.50%        N/A         N/A
Rate of compensation increase (decrease)........      2.50%       2.50%        N/A         N/A

     For measurement purposes, an 8.0% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                          PENSION BENEFITS               OTHER BENEFITS
                                     ---------------------------   ---------------------------
                                      1998      1997      1996      1998      1997      1996
                                     -------   -------   -------   -------   -------   -------
COMPONENTS OF NET
  PERIODIC BENEFIT COST
Service costs......................  $   403   $   302   $   296   $   133   $   118   $   106
Interest costs.....................    3,136     3,252     3,294     1,496     1,541     1,457
Expected return on plan assets.....   (6,642)   (5,181)   (4,879)      -0-       -0-       -0-
Transition obligation..............       77        77       -0-       -0-       -0-       -0-
Amortization of prior service
  cost.............................      181       170       156       (79)      (79)      (79)
Recognized net actuarial gain......   (1,225)     (332)      (26)     (343)     (407)     (464)
                                     -------   -------   -------   -------   -------   -------
Benefit costs......................  $(4,070)  $(1,712)  $(1,159)  $ 1,207   $ 1,173   $ 1,020
                                     =======   =======   =======   =======   =======   =======

     The Company has two non-pension postretirement benefit plans. Health care benefits are provided on both a contributory and noncontributory basis. The life insurance plan is primarily noncontributory.

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                           1-PERCENTAGE-    1-PERCENTAGE
                                                               POINT           POINT
                                                             INCREASE         DECREASE
                                                           -------------    ------------
Effect on total of service and interest cost components
  in 1998................................................   $  124,000       $  124,000
Effect on post retirement benefit obligation as of
  December 31, 1998......................................   $1,373,000       $1,373,000

     The total contribution charged to pension expense for the Company's defined contribution plans was $876 in 1998, $687 in 1997 and $796 in 1996.

NOTE J -- LEASES

     Rental expense for 1998, 1997 and 1996 was $7,056, $6,696 and $4,751,
respectively. Future minimum lease commitments during each of the five years following December 31, 1998 are as follows: $6,858 in 1999, $5,687 in 2000, $4,824 in 2001, $3,594 in 2002 $2,322 in 2003 and $4,977 thereafter.

NOTE K -- INDUSTRY SEGMENTS

     The Company conducts its business through two segments: Integrated Logistics Solutions ("ILS") and Manufactured Products. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to OEMs, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical, lawn and garden equipment industries. Manufactured Products designs and manufactures a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     The Company's sales are made through its own sales organization, distributors and representatives. Intersegment sales from the manufactured products segment to the ILS segment are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses, interest expense and amortization of excess purchase price over net assets acquired. Identifiable assets by industry segment include assets directly identified with those operations.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, and other assets.

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales
     ILS...................................................  $364,546    $266,292    $188,306
     Manufactured products.................................   187,247     174,818     159,373
                                                             --------    --------    --------
                                                             $551,793    $441,110    $347,679
                                                             ========    ========    ========
Income from continuing operations before income taxes
     ILS...................................................  $ 34,595    $ 23,310    $ 15,282
     Manufactured products.................................    12,004      10,763      10,257
                                                             --------    --------    --------
                                                               46,599      34,073      25,539
     Amortization of excess purchase price over net assets
       acquired............................................    (2,277)     (2,211)     (1,902)
     Corporate costs.......................................    (4,014)     (3,562)     (1,937)
     Interest expense......................................   (17,488)     (9,101)     (6,947)
                                                             --------    --------    --------
                                                             $ 22,820    $ 19,199    $ 14,753
                                                             ========    ========    ========
Identifiable assets
     ILS...................................................  $288,713    $252,763    $134,107
     Manufactured products.................................   187,095     140,278     136,701
     General corporate.....................................    13,746      20,068      12,102
                                                             --------    --------    --------
                                                             $489,554    $413,109    $282,910
                                                             ========    ========    ========
Depreciation and amortization expense
     ILS...................................................  $  6,124    $  4,352    $  2,623
     Manufactured products.................................     6,629       6,013       5,375
                                                             --------    --------    --------
                                                             $ 12,753    $ 10,365    $  7,998
                                                             ========    ========    ========
Capital expenditures
     ILS...................................................  $  4,274    $  3,938    $  5,261
     Manufactured products.................................    18,316      11,870       9,163
     General corporate.....................................        91         139       1,166
                                                             --------    --------    --------
                                                             $ 22,681    $ 15,947    $ 15,590
                                                             ========    ========    ========

     The Company had sales of $33,728 in 1996 to Ford Motor Company which represented 10% of consolidated net sales.

     Approximately 89% of the Company's net sales are within the United States. None of the net sales to any foreign country represented more than 6% of the Company's total sales. Approximately 96% of the Company's assets are maintained in the United States.

NOTE L -- RESTRUCTURING CHARGES AND OTHER INCOME

     During the fourth quarter of 1996, the Company reorganized certain manufacturing operations which resulted in the realignment of two manufacturing facilities and the discontinuance of certain products lines. As a result of these actions, the Company recorded a charge of $2,700 primarily for the writedown of property and equipment and inventory to estimated net realizable value.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In December 1996, the Company negotiated full settlement of subordinated notes receivable, resulting from the sale of two manufacturing facilities, which were fully reserved at the date of sale. The net proceeds received of $2,700 were recorded in income in the fourth quarter. In the third quarter of 1996, the Company sold certain securities purchased during 1996 for $6,315 which resulted in a gain of $1,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1998.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item has been omitted pursuant to General Instruction I of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                              PAGE
                                                              ----
  Report of Independent Auditors............................     12
  Financial Statements
     Consolidated balance sheets -- December 31, 1998 and
      1997..................................................     13
     Consolidated statements of income -- years ended
      December 31, 1998, 1997 and 1996......................     14
     Consolidated statements of shareholder's
      equity -- years ended December 31, 1998, 1997 and
      1996..................................................     15
     Consolidated statements of cash flows -- years ended
      December 31, 1998, 1997 and 1996......................     16
     Notes to consolidated financial statements.............     17

   (3) Exhibits:

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

(b) Reports on Form 8-K filed in the fourth quarter of 1998:
    None

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PARK-OHIO INDUSTRIES, INC.
                                                 (Registrant)

                                            By: /s/ RONALD J.
                                            COZEAN
                                              --------------------
                                              Ronald J. Cozean,
                                            Secretary

Date: March 26, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                                                              ___
             /s/ EDWARD F. CRAWFORD              Chairman, Chief Executive Officer and           |
------------------------------------------------ President (Principal Executive Officer)         |
               Edward F. Crawford                and Director                                    |
                                                                                                 |
              /s/ JAMES S. WALKER                Vice President -- and Chief Financial           |
------------------------------------------------ Officer (Principal Financial and                |
                James S. Walker                  Accounting Officer)                             |
                                                                                                 |
            /s/ MATTHEW V. CRAWFORD              Director                                        |
------------------------------------------------                                                 |
              Matthew V. Crawford                                                                |
                                                                                                 |
              /s/ KEVIN R. GREENE                Director                                        |
------------------------------------------------                                                 |
                Kevin R. Greene                                                                  |
                                                                                                 |-- March 26, 1999
            /s/ LEWIS E. HATCH, JR.              Director                                        |
------------------------------------------------                                                 |
              Lewis E. Hatch, Jr.                                                                |
                                                                                                 |
             /s/ THOMAS E. MCGINTY               Director                                        |
------------------------------------------------                                                 |
               Thomas E. McGinty                                                                 |
                                                                                                 |
            /s/ LAWRENCE O. SELHORST             Director                                        |
------------------------------------------------                                                 |
              Lawrence O. Selhorst                                                               |
                                                                                                 |
             /s/ FELIX J. TARORICK               Director                                        |
------------------------------------------------                                                 |
               Felix J. Tarorick                                                                 |
                                                                                                 |
               /s/ JAMES W. WERT                 Director                                        |
------------------------------------------------                                              ___|
                 James W. Wert

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                 EXHIBIT INDEX

EXHIBIT
-------
         2.0     Agreement of Merger dated February 20, 1998 by and among
                 Park-Ohio Industries, Inc., PKOH Merger Corp. and PKOH
                 Holding Corp. (filed as appendix A to the Registration
                 Statement on Form S-4 of Park-Ohio Industries, Inc., filed on February 26, 1998, SEC File No. 333-46931 and
                 incorporated by reference and made a part hereof)
         3.1     Amended and Restated Articles of Incorporation of Park-Ohio
                 Industries, Inc.
         3.2     Code of Regulations of Park-Ohio Industries, Inc.
         4.1     Indenture, dated November 25, 1997 by and among Park-Ohio
                 Industries, Inc. and Norwest Bank Minnesota, N.A. as trustee
                 (filed as Exhibit 4.1 to the Registration Statement on Form
                 S-4 of Park-Ohio Industries, Inc., filed on December 23,
                 1997, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
         4.2     Amended and Restated Credit Agreement among Park-Ohio
                 Industries, Inc., and various financial institutions dated
                 November 2, 1998 (filed as Exhibit 4 to the Form 10-Q of
                 Park-Ohio Holdings Corp., filed on November 13, 1998, SEC
                 File No. 000-03134 and incorporated by reference and made a part hereof)
         10.1    Form of Indemnification Agreement entered into between
                 Park-Ohio Industries, Inc. and each of its directors and
                 certain officers
         10.2    Park-Ohio Industries, Inc. Amended and Restated 1992 Stock
                 Option Plan (filed as Exhibit A to Schedule 14A of Park-Ohio
                 Industries, Inc. filed on May 12, 1995, SEC File No.
                 000-03134 and incorporated by reference and made a part
                 hereof)
         10.3    Non-Statutory Stock Option Agreement dated February 22, 1996 by and between Park-Ohio Industries, Inc., and Edward F.
                 Crawford (filed as Appendix A to the Definitive Proxy
                 Statement of Park-Ohio Industries, Inc., filed on April 16,
                 1996, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
         10.4    1996 Non-employee Director Stock Option Plan (filed as
                 Appendix B to the Definitive Proxy Statement of Park-Ohio
                 Industries, Inc., filed on April 16, 1996, Sec File No.
                 000-03134 and incorporated by reference and made a part
                 hereof)
         10.5    1998 Long-Term Incentive Plan (filed as appendix E to the
                 Definitive Proxy Statement of Park-Ohio Industries, Inc.,
                 filed on April 24, 1998, SEC File No. 000-03134 and
                 incorporated by reference and made a part hereof)
         12.1    Computation of Ratios
         23.1    Consent of Ernst & Young, LLP
         27.1    Financial Data Schedule for period ended December 31, 1998
                 (Electronic Filing Only)