Form 10-Q
period 1999-03-31
PARK OHIO INDUSTRIES INC/OH
filed 1999-05-12
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1999, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports):

and

     (2) Has been subject to such filing requirements for the past 90 days.
        YES [X]     NO [ ]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. as of April 30, 1999, 100 shares of the registrants common stock, $1 par value, was outstanding.

                    The Exhibit Index is located on page 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets--March 31, 1999 and December 31,
            1998
            Consolidated statements of income--Three months ended March
            31, 1999 and 1998
            Consolidated statement of shareholder's equity--Three months ended March 31, 1999
            Consolidated statements of cash flows--Three months ended
            March 31, 1999 and 1998
            Notes to consolidated financial statements--March 31, 1999
            Independent accountants' review report
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations
PART II     OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31      DECEMBER 31
                                                                 1999           1998
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents                                    $  4,482       $  4,320
  Accounts receivable, less allowances for doubtful accounts of $3,060 at March 31, 1999 and $2,803 at December 31,
     1998...................................................    101,761         95,718
  Inventories...............................................    168,072        150,052
  Deferred tax assets.......................................      2,232          2,232
  Other current assets......................................      6,614          5,468
                                                               --------       --------
       Total Current Assets.................................    283,161        257,790
Property, Plant and Equipment...............................    198,909        160,625
  Less accumulated depreciation.............................     74,488         70,468
                                                               --------       --------
                                                                124,421         90,157
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $8,919 at March 31, 1999
     and $8,105 at December 31, 1998........................    109,873         99,351
  Deferred taxes............................................      8,900          8,900
  Other.....................................................     38,926         33,356
                                                               --------       --------
                                                               $565,281       $489,554
                                                               ========       ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 62,066       $ 46,755
  Accrued expenses..........................................     54,986         32,076
  Current portion of long-term liabilities..................      2,034          2,372
                                                               --------       --------
       Total Current Liabilities............................    119,086         81,203
Long-Term Liabilities, less current portion
  Long-term debt............................................    270,032        237,483
  Other postretirement benefits.............................     26,152         26,286
  Other.....................................................      4,572          3,740
                                                               --------       --------
                                                                300,756        267,509
Shareholder's Equity
  Common stock, par value $1 a share........................        -0-            -0-
  Additional paid-in capital................................     64,844         64,844
  Retained earnings.........................................     81,928         77,580
  Accumulated other comprehensive earnings (loss)...........     (1,333)        (1,582)
                                                               --------       --------
                                                                145,439        140,842
                                                               --------       --------
                                                               $565,281       $489,554
                                                               ========       ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Net sales...................................................  $171,403     $136,503
Cost of products sold.......................................   140,436      113,171
                                                              --------     --------
  Gross profit..............................................    30,967       23,332
Selling, general and administrative expenses................    17,952       14,137
                                                              --------     --------
  Operating income..........................................    13,015        9,195
Interest expense............................................     5,378        4,152
                                                              --------     --------
  Income before income taxes................................     7,637        5,043
Income taxes................................................     3,289        2,169
                                                              --------     --------
  Net income................................................  $  4,348     $  2,874
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                           ACCUMULATED
                                                                              OTHER
                                                ADDITIONAL                COMPREHENSIVE
                                      COMMON     PAID-IN      RETAINED      EARNINGS
                                      STOCK      CAPITAL      EARNINGS       (LOSS)         TOTAL
                                      ------    ----------    --------    -------------    --------
                                                         (DOLLARS IN THOUSANDS)
Balance January 1, 1999.............   $-0-      $64,844      $77,580        $(1,582)      $140,842
Comprehensive income:
  Net income........................                            4,348                         4,348
  Foreign currency translation
     adjustment.....................                                             249            249
                                                                                           --------
     Comprehensive income...........                                                          4,597
                                       ----      -------      -------        -------       --------
Balance March 31, 1999..............   $-0-      $64,844      $81,928        $(1,333)      $145,439
                                       ====      =======      =======        =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  4,348     $  2,874
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................     4,984        3,731
                                                              --------     --------
                                                                 9,332        6,605
Changes in operating assets and liabilities excluding
  acquisitions of businesses:
     Accounts receivable....................................     2,002       (9,348)
     Inventories and other current assets...................    (8,737)     (17,148)
     Accounts payable and accrued expenses..................    11,066       10,249
     Other..................................................    (2,737)      (2,296)
                                                              --------     --------
       Net Cash Provided (Used) by Operating Activities.....    10,926      (11,938)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (6,304)      (6,254)
  Costs of acquisitions, net of cash acquired...............   (29,146)         -0-
  Purchase of investments...................................      (446)        (101)
                                                              --------     --------
       Net Cash (Used) by Investing Activities..............   (35,896)      (6,355)
FINANCING ACTIVITIES
  Proceeds from bank arrangements for acquisitions..........    29,000          -0-
  Proceeds from bank arrangements for operations............       -0-       17,500
  Payments on debt..........................................    (3,868)         (74)
  Purchase of treasury stock................................       -0-         (237)
  Issuance of common stock under stock option plan..........       -0-           73
                                                              --------     --------
       Net Cash Provided by Financing Activities............    25,132       17,262
                                                              --------     --------
       Increase (Decrease) in Cash and Cash Equivalents.....       162       (1,031)
       Cash and Cash Equivalents at Beginning of Period.....     4,320        1,814
                                                              --------     --------
       Cash and Cash Equivalents at End of Period...........  $  4,482     $    783
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

                 (DOLLARS IN THOUSANDS- EXCEPT PER SHARE DATA)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries ("Park-Ohio," "the Company"). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- ACQUISITIONS AND DISPOSITION

     During April 1998, the Company completed the acquisition of Direct Fasteners Limited ("Direct") located in Ontario, Canada. The transaction was accounted for as a purchase. Direct is a distributor of fasteners. The aggregate purchase price and the results of operations of Direct prior to the date of acquisition were not material to the Company.

     During September 1998, the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operation and financial position of the Company.

     During October 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). The transaction has been accounted for as a purchase. Gateway is a distributor of fasteners and a manufacturer of fabricated metal products and fasteners. The aggregate purchase price and the results of operations of Gateway prior to the date of acquisition were not material to the Company.

     During 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and substantially all of the assets of St. Louis Screw and Bolt ("St. Louis Screw") and PMC Industries, Inc. ("PMC") for cash. Metalloy is a full service aluminum casting and machining company. St. Louis Screw is a manufacturer of bolts and PMC provides capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of Metalloy and the two other businesses prior to the date of acquisition were not material to the Company.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31    DECEMBER 31
                                                                1999         1998
                                                              --------    -----------
In process and finished goods...............................  $135,709     $124,783
Raw materials and supplies..................................    32,363       25,269
                                                              --------     --------
                                                              $168,072     $150,052
                                                              ========     ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE E -- ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. This statement is applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the SOP in the first quarter of 1999. The impact of this new standard did not have a significant effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Accounting for the Costs of Start-up Activities". The SOP requires that costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted the SOP in the first quarter of 1999. The impact of adoption of the SOP on the Company's financial position, results of operations or cash flows was immaterial.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for years beginning after June 15, 1999 and is not expected to have a significant impact on the Company's financial position or results of operations.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F -- SEGMENTS

     During the first quarter of 1999 the Company, upon completion of the acquisition of Metalloy, a full service aluminum casting and machining company, redefined its operating segments. The Company retained its Integrated Logistics Solutions ("ILS") segment and further segregated its former Manufactured Products segment into an Aluminum Products segment and a Manufactured Products segment. ILS is a leading national supplier of fasteners (e.g. nuts, bolts and screws) and other industrial products to original equipment manufacturers, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. Aluminum Products manufactures cast aluminum critical components primarily for automotive original equipment manufacturers. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products is a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products for specific customer applications.

     Results by Business Segment were as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
Net sales, including intersegment sales:
     ILS....................................................  $106,412       $ 91,794
     Aluminum products......................................    31,619          9,904
     Manufactured products..................................    33,372         34,805
                                                              --------       --------
                                                              $171,403       $136,503
                                                              ========       ========
Income before income taxes:
     ILS....................................................  $ 10,965       $  7,920
     Aluminum products......................................     2,971            633
     Manufactured products..................................       972          2,087
                                                              --------       --------
                                                                14,908         10,640
Amortization of excess purchase price over net assets
  acquired..................................................      (814)          (381)
Corporate costs.............................................    (1,079)        (1,064)
Interest expense............................................    (5,378)        (4,152)
                                                              --------       --------
                                                              $  7,637       $  5,043
                                                              ========       ========

     Identifiable assets were as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
     ILS....................................................  $307,369       $288,713
     Aluminum products......................................    96,118         40,063
     Manufactured products..................................   155,496        147,009
     General corporate......................................     6,298         13,769
                                                              --------       --------
                                                              $565,281       $489,554
                                                              ========       ========

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of income for the three months ended March 31, 1999 and 1998, the consolidated statement of shareholder's equity for the three months ended March 31, 1999 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based upon our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of income, shareholder's equity, and cash flows for the year then ended, not presented herein, and in our report dated February 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.

                                            /s/ ERNST & YOUNG LLP

Cleveland, Ohio
April 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc., a wholly-owned subsidiary of Park-Ohio Holdings, Corp., and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the three-month period ended March 31, 1999 is not directly comparable on a period-to-period basis to the financial information for the three-month period ended March 31, 1998 due to acquisitions made subsequent to the first quarter of 1998. During 1998, the Company acquired two businesses for $40.2 million. During October, 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a distributor of fasteners and a manufacturer of metal products and fasteners. During April, 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a distributor of fasteners located in Ontario, Canada. During 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and St. Louis Screw and Bolt ("St. Louis Screw") and the assets of PMC Industries, Inc. ("PMC") for $29.1 million. Metalloy is a full service aluminum casting and machining company. St. Louis Screw is a manufacturer of bolts and PMC provides capital equipment and associated parts for the oil drilling industry. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. The Company defines its businesses into three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products also manufactures cast aluminum critical components primarily for automotive OEMs. Aluminum Products provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1998, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 42% compounded annual growth rate ("CAGR"), from $94.5 million to $551.8 million, and income from continuing operations on a fully taxed basis increased at a 40% CAGR from $2.4 million to $12.9 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired underperforming businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and March 31, 1999, the Company's continuing operations incurred $70.5 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

THREE MONTHS 1999 VERSUS THREE MONTHS 1998

     Net sales increased by $34.9 million, or 26%, from $136.5 million for the first three months of 1998 to $171.4 million for the three months ended March 31, 1999. This growth results from acquisitions that the

Company made subsequent to March 31, 1998 and relates primarily to the ILS and the Aluminum Products segments. For ILS, the growth in net sales from acquisitions amounted to $12.7 million and related to Gateway and Direct. For Aluminum Products, net sales increased by $21.7 million and related primarily to the acquisition of Metalloy.

     Gross profit increased by $7.6 million, or 33%, from $23.3 million for the first three months of 1998 to $30.9 million for the first three months of 1999 and is directly related to acquisitions made in the preceding twelve months. The Company's consolidated gross margin increased to 18.1% for the first three months of 1999 from 17.1% for the first three months of 1998. This increase in consolidated gross margin was due to increased margins in both the Aluminum Products and ILS segments more than offsetting a decline in gross margins in the Manufactured Products segment. The increase in the Aluminum Products segment gross margin was due to increased production at General Aluminum thereby allocating fixed manufacturing overhead over a greater production base and to the acquisition of Metalloy which has a higher overall gross margin than the existing business. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and favorable raw material sourcing. The decline in margins in the Manufactured Products segment results primarily from reduced production activity at Ajax Manufacturing Company which caused fixed overhead costs to be spread over a lesser production base.

     Selling, general and administrative costs increased by 28% to $18.0 million for the first three months of 1999 from $14.1 million for the first three months of 1998. This increase was related to the acquisitions that have been consummated subsequent to the first quarter of 1998. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately the same for both periods.

     Interest expense increased by $1.2 million from $4.2 million for the three-month period ended March 31, 1998 to $5.4 million for the three-month period ended March 31, 1999 due to higher average debt outstanding during the current period offset by lower average interest rates in 1999 versus 1998. For the three-month period ended March 31, 1999, the Company averaged outstanding borrowings of $265.2 million as compared to $182.6 million outstanding for the three months ended March 31, 1998. The $82.6 million increase related primarily to acquisitions completed during the latter part of 1998 and the first quarter of 1999 with the remainder primarily related to working capital increases to support the realized and anticipated growth in business and to capital expenditures to support growth in the business. The average borrowing rate of 8.1% for the three months ended March 31, 1999 is 1.0% lower than the average rate of 9.1% for the three months ended March 31, 1998 primarily because of averaging increased borrowings under the Company's bank revolving credit which carry lower effective interest rates with the Company's subordinated debt which carries a higher coupon rate.

     The effective income tax rate for the three-month periods ended March 31, 1999 and 1998 was 43%. At December 31, 1998, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for tax purposes.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

(15)  Letter re: unaudited financial information
(27)  Financial data schedule (Electronic filing only)

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

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

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:            J. S. Walker
                                            Title:              Vice President
                                            and Chief
                                                                Financial
                                            Officer

                                            Dated:            May 11, 1999
                                            ------------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBIT
-------
 (15)      Letter re: unaudited financial information
 (27)      Financial data schedule (Electronic filing only)