Form 10-Q
period 1999-06-30
PARK OHIO INDUSTRIES INC/OH
filed 1999-08-13
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1999, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ____________

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 1999, 100 shares of the registrant's common stock, $1 par value, was outstanding.

                    The Exhibit Index is located on page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- June 30, 1999 and December
            31, 1998
            Consolidated statements of income -- Six months and three months ended June 30, 1999 and 1998
            Consolidated statements of shareholder's equity -- Six months ended June 30, 1999
            Consolidated statements of cash flows -- Six months ended
            June 30, 1999 and 1998
            Notes to consolidated financial statements -- June 30, 1999
            Independent accountants' review report
            Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations

PART II.    OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 1999            1998
                                                              -----------    ------------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  6,269        $  4,320
  Accounts receivable, less allowances for doubtful accounts of $3,080 at June 30, 1999 and $2,803 at December 31,
     1998...................................................    105,750          95,718
  Inventories...............................................    169,821         150,052
  Deferred tax assets.......................................      2,232           2,232
  Other current assets......................................      6,161           5,468
                                                               --------        --------
       Total Current Assets.................................    290,233         257,790
Property, Plant and Equipment...............................    203,092         160,625
  Less accumulated depreciation.............................     78,717          70,468
                                                               --------        --------
                                                                124,375          90,157
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $10,627 at June 30, 1999
     and $8,105 at December 31, 1998........................    110,455          99,351
  Deferred taxes............................................      8,900           8,900
  Other.....................................................     47,737          33,356
                                                               --------        --------
                                                               $581,700        $489,554
                                                               ========        ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 57,224        $ 46,755
  Accrued expenses..........................................     54,416          32,076
  Current portion of long-term liabilities..................      2,039           2,372
                                                               --------        --------
       Total Current Liabilities............................    113,679          81,203
Long-Term Liabilities, less current portion
  Long-term debt............................................    287,766         237,483
  Other postretirement benefits.............................     25,823          26,286
  Other.....................................................      4,167           3,740
                                                               --------        --------
                                                                317,756         267,509
Shareholder's Equity
  Common stock, par value $1 per share......................        -0-             -0-
  Additional paid-in capital................................     64,844          64,844
  Retained earnings.........................................     86,494          77,580
  Accumulated other comprehensive earnings (loss)...........     (1,073)         (1,582)
                                                               --------        --------
                                                                150,265         140,842
                                                               --------        --------
                                                               $581,700        $489,554
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Net sales.......................................  $186,917    $140,765    $358,320    $277,268
Cost of products sold...........................   153,104     117,179     293,540     230,350
                                                  --------    --------    --------    --------
  Gross profit..................................    33,813      23,586      64,780      46,918
Selling, general and administrative expenses....    20,166      13,393      38,118      27,530
                                                  --------    --------    --------    --------
  Operating income..............................    13,647      10,193      26,662      19,388
Interest expense................................     5,693       4,341      11,071       8,493
                                                  --------    --------    --------    --------
  Income before income taxes....................     7,954       5,852      15,591      10,895
Income taxes....................................     3,389       2,516       6,677       4,685
                                                  --------    --------    --------    --------
  Net income....................................  $  4,565    $  3,336    $  8,914    $  6,210
                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                           ACCUMULATED
                                                                              OTHER
                                                ADDITIONAL                COMPREHENSIVE
                                      COMMON     PAID-IN      RETAINED      EARNINGS
                                      STOCK      CAPITAL      EARNINGS       (LOSS)         TOTAL
                                      ------    ----------    --------    -------------    --------
                                                         (DOLLARS IN THOUSANDS)
Balance January 1, 1999.............   $-0-      $64,844      $77,580        $(1,582)      $140,842
Comprehensive income:
  Net income........................                            8,914                         8,914
  Foreign currency translation
     adjustment.....................                                             509            509
                                                                                           --------
     Comprehensive income...........                                                          9,423
                                       ----      -------      -------        -------       --------
Balance June 30, 1999...............   $-0-      $64,844      $86,494        $(1,073)      $150,265
                                       ====      =======      =======        =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $  8,914     $  6,210
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................    10,326        7,512
                                                              --------     --------
                                                                19,240       13,722
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................    (1,986)      (6,328)
     Inventories and other current assets...................   (10,033)     (15,542)
     Accounts payable and accrued expenses..................     5,659       (3,200)
     Other..................................................    (8,109)      (4,858)
                                                              --------     --------
       Net Cash Provided (Used) by Operating Activities.....     4,771      (16,206)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (9,092)     (10,896)
  Costs of acquisitions, net of cash acquired...............   (35,664)      (6,036)
  Other.....................................................      (445)        (101)
                                                              --------     --------
     Net Cash (Used) by Investing Activities................   (45,201)     (17,033)

FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    49,000       36,500
  Issuance of 9.25% Senior Notes, net of deferred financing
     costs..................................................    49,508          -0-
  Payments on debt..........................................   (56,129)      (1,145)
  Purchase of treasury stock................................       -0-         (238)
  Issuance of common stock under stock option plan..........       -0-          239
                                                              --------     --------
          Net Cash Provided by Financing Activities.........    42,379       35,356
                                                              --------     --------
          Increase in Cash and Cash Equivalents.............     1,949        2,117
          Cash and Cash Equivalents at Beginning of
            Period..........................................     4,320        1,814
                                                              --------     --------
          Cash and Cash Equivalents at End of Period........  $  6,269     $  3,931
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999

                             (DOLLARS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries ("Park-Ohio","the Company"). Park-Ohio is a wholly owned subsidiary of Park-Ohio Holdings, Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- ACQUISITIONS AND DISPOSITION

     During April 1998, the Company completed the acquisition of Direct Fasteners Limited ("Direct") located in Ontario, Canada. The transaction was accounted for as a purchase. Direct is a logistics provider of fastener related components. The aggregate purchase price and the results of operations of Direct prior to the date of acquisition were not material to the Company.

     During September 1998, the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operations and financial position of the Company.

     During October 1998, the Company acquired all of the stock of GIS Industries, Inc. ("Gateway"). The transaction has been accounted for as a purchase. Gateway is a logistics provider of fastener related components and a manufacturer of fabricated metal products and fasteners. The aggregate purchase price and the results of operations of Gateway prior to the date of acquisition were not material to the Company.

     During the first six months of 1999, the Company acquired all of the stock of The Metalloy Corporation ("Metalloy") and Columbia Nut and Bolt Corp. ("Columbia") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw") and PMC Industries, Inc. ("PMC") for cash. Metalloy is a full service aluminum casting and machining company. Columbia is a logistics provider of fastener related components. St. Louis Screw is a manufacturer of bolts and PMC provides capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of each of these businesses prior to the date of acquisition were not material to the Company.

     In July 1999, the Company acquired all of the outstanding stock of Industrial Fasteners Corp. ("Industrial"), a logistics provider of fastener related components. Industrial Fasteners also manufactures fasteners, primarily screws, rivets, and pins. The acquisition will be accounted for as a purchase. The purchase price and the results of operations of Industrial prior to the date of acquisition were not material to the Company.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30     DECEMBER 31
                                                                1999         1998
                                                              --------    -----------
In process and finished goods...............................  $137,219     $124,783
Raw materials and supplies..................................    32,602       25,269
                                                              --------     --------
                                                              $169,821     $150,052
                                                              ========     ========

NOTE D -- ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. This statement was applied prospectively and is effective for financial statements for fiscal years beginning after December 15, 1998. The impact of this new standard did not have a significant effect on the Company's financial position or results of operations.

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

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133 is effective for years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE E -- SEGMENTS

     During the first quarter of 1999 the Company, upon completion of the acquisition of Metalloy, redefined its operating segments. The Company retained its Integrated Logistics Solutions ("ILS") segment and further segregated its former Manufactured Products segment into an Aluminum Products segment and a Manufactured Products segment. ILS is a leading national supplier of fasteners (e.g. nuts, bolts and screws) and other industrial products to original equipment manufacturers, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. Aluminum Products manufactures cast aluminum components primarily for automotive original equipment manufacturers. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products is a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products which includes capital equipment, rubber products and forged and machined products for specific customer applications.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Results by Business Segment were as follows:

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30                   JUNE 30
                                                 ----------------------    ----------------------
                                                   1999         1998         1999         1998
                                                 ---------    ---------    ---------    ---------
                                                 (DOLLARS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales, including intersegment sales:
     ILS.......................................  $109,123     $ 92,370     $215,535     $184,828
     Aluminum products.........................    37,128        9,859       68,747       19,763
     Manufactured products.....................    40,666       38,536       74,038       72,677
                                                 --------     --------     --------     --------
                                                 $186,917     $140,765     $358,320     $277,268
                                                 ========     ========     ========     ========
Income before income taxes:
     ILS.......................................  $ 10,030     $  8,784     $ 20,995     $ 16,704
     Aluminum products.........................     4,144          472        7,115        1,105
     Manufactured products.....................     1,765        2,357        2,737        4,444
                                                 --------     --------     --------     --------
                                                   15,939       11,613       30,847       22,253
Amortization of excess purchase price over net
  assets acquired..............................      (894)        (609)      (1,708)        (990)
Corporate costs................................    (1,398)        (811)      (2,477)      (1,875)
Interest expense...............................    (5,693)      (4,341)     (11,071)      (8,493)
                                                 --------     --------     --------     --------
                                                 $  7,954     $  5,852     $ 15,591     $ 10,895
                                                 ========     ========     ========     ========

                                                 JUNE 30    DECEMBER 31
                                                   1999        1998
                                                 --------   -----------
Identifiable assets were as follows:
     ILS.......................................  $319,607    $288,713
     Aluminum products.........................    93,920      40,063
     Manufactured products.....................   158,696     147,009
     General corporate.........................     9,477      13,769
                                                 --------    --------
                                                 $581,700    $489,554
                                                 ========    ========

NOTE F -- 9.25% SENIOR SUBORDINATED NOTES

     On June 3, 1999, the Company sold $50 million of its 9.25% Senior Subordinated Notes due 2007. The Company used the net proceeds to reduce the amount borrowed under its credit facility. Interest on the Senior Subordinated Notes is payable semi-annually on June 1 and December 1 of each year.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three months and six months ended June 30, 1999 and 1998, the consolidated statement of shareholder's equity for the six months ended June 30, 1999 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
July 20, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc., a wholly-owned subsidiary of Park-Ohio Holdings Corp., and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the six and three-month periods ended June 30, 1999 is not directly comparable on a period-to-period basis to the financial information for the six and three-month periods ended June 30, 1998 due to acquisitions made during, and subsequent to, the second quarter of 1998. During 1998, the Company acquired two businesses for $40.2 million. During October 1998, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a logistics provider of fastener related components and a manufacturer of metal products and fasteners. During April 1998, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a logistics provider of fastener related components located in Ontario, Canada. During the first six months of 1999, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and Columbia Nut and Bolt Corp. ("Columbia") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw") and PMC Industries, Inc. ("PMC") for an aggregate purchase price of $35.7 million. Metalloy is a full service aluminum casting and machining company. Columbia is a logistics provider of fastener related components. St. Louis Screw is a manufacturer of bolts and PMC produces capital equipment and associated parts for the oil drilling industry. In July, 1999, the Company acquired all of the outstanding stock of Industrial Fasteners Corp. ("Industrial"). Industrial is a logistics provider of fastener related components and manufactures fasteners, primarily screws, rivets, and pins. All acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. The Company manages its businesses based upon three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1998, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 42% compounded annual growth rate ("CAGR"), from $94.5 million to $551.8 million, and income from continuing operations on a fully taxed basis increased at a 40% CAGR from $2.4 million to $13.1 million.

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

     Between January 1, 1994 and June 30, 1999, the Company's continuing operations incurred $73.3 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

FIRST HALF 1999 VERSUS FIRST HALF 1998

     Net sales increased by $81.0 million, or 29%, from $277.3 million for the first half of 1998 to $358.3 million for the first half of 1999. This growth results from acquisitions that the Company made subsequent to June 30, 1998 and relates primarily to the ILS and the Aluminum Products segments. For ILS, the growth in net sales amounted to $30.7 million of which $23.8 million related to acquisitive growth and the remainder to internal growth. For Aluminum Products, net sales increased by $49.0 million and related primarily to the acquisition of Metalloy.

     Gross profit increased by $17.9 million, or 38%, from $46.9 million for the first half of 1998 to $64.8 million for the first half of 1999 and is directly related to acquisitions made in the preceding twelve months. The Company's consolidated gross margin increased to 18.1% for the first six months of 1999 from 16.9% for the first six months of 1998. This increase in consolidated gross margin was due to increased margins in both the Aluminum Products and ILS segments offset by a slight decline in gross margins in the Manufactured Products segment. The increase in Aluminum Products was due to increased production at General Aluminum thereby allocating fixed manufacturing overhead over a greater production base and to the acquisition of Metalloy that has a higher overall gross margin than the existing business. The increase in margins in the ILS segment is a result of spreading operating costs over a growing revenue base resulting from the recent acquisitions in ILS and favorable raw material sourcing. The decline in margins in the Manufactured Products segment results primarily from reduced production activity at Ajax Manufacturing Company that caused fixed overhead costs to be spread over a reduced production base.

     Selling, general and administrative costs increased by 39% to $38.1 million for the first six months of 1999 from $27.5 million for the first six months of 1998. The increase was primarily related to acquisitions that have been consummated subsequent to June 30, 1998. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.6% during the current period and 9.9% for the first six months of 1998. The increase in rate for 1999 is caused by the acquisitions having a higher administrative expense relationship to sales than the existing core operations.

     Interest expense increased by $2.6 million from $8.5 million for the six-month period ended June 30, 1998 to $11.1 million for the six-month period ended June 30, 1999 due to higher average debt outstanding during the current period offset by lower average interest rates in 1999 versus 1998. For the six-month period ended June 30, 1999, the Company averaged outstanding borrowings of $270.9 million as compared to $194.2 million outstanding for the six months ended June 30, 1998. The $76.7 million increase related primarily to acquisitions completed during the latter part of 1998 and the first half of 1999. The average borrowing rate of 8.2% for the six months ended June 30, 1999 is 58 basis points lower than the average rate of 8.8% for the six months ended June 30, 1998 primarily because of increased borrowings under the Company's bank revolving credit which carries lower effective interest rates.

     The effective income tax rate for the six-month periods ended June 30, 1999 and 1998 was 43%. At December 31, 1998, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for tax purposes.

SECOND QUARTER 1999 VERSUS SECOND QUARTER 1998

     Net sales increased by $46.1 million, or 33%, from $140.8 million for the quarter ended June 30,1998 to $186.9 million for the three months ended June 30, 1999. This growth results primarily from acquisitions that the Company made subsequent to June 30, 1998 and relates primarily to the ILS and the Aluminum Products segments. For ILS, the growth in net sales amounted to $16.8 million of which $11.0 million related to acquisitive growth and the remainder to internal growth. For Aluminum Products, net sales increased by $27.3 million and related primarily to the acquisition of Metalloy.

     Gross profit increased by $10.2 million, or 43%, from $23.6 million for the quarter ended June 30, 1998 to $33.8 million for the quarter ended June 30, 1999 and is directly related to acquisitions made in the preceding twelve months. The Company's consolidated gross margin increased to 18.1% for the current period from

16.8% for the quarter ended June 30, 1998. All segments experienced increased margins compared to the year earlier period. The increase in Aluminum Products was due to increased production at General Aluminum thereby allocating fixed manufacturing overhead over a greater production base and to the acquisition of Metalloy, which has a higher overall gross margin than the existing business. The increase in margins in both the ILS and Manufactured Products segments is a result of spreading operating costs over a growing revenue base and in ILS favorable raw material sourcing.

     Selling, general and administrative costs increased by 51% to $20.2 million for the quarter ended June 30,1999 from $13.4 million for the quarter ended June 30, 1998. The majority of the increase was related to acquisitions that have been consummated subsequent to the second quarter of 1998. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.8% of net sales in the current period and 9.5% of net sales in the corresponding period of the prior year. The increase in rates is caused by the acquisitions having a higher administrative expense relationship to sales than the existing core operations.

     Interest expense increased by $1.4 million from $4.3 million for the quarter ended June 30, 1998 to $5.7 million for the quarter ended June 30, 1999 due to higher average debt outstanding during the current period offset by lower average interest rates in 1999 versus 1998. For the quarter ended June 30, 1999, the Company averaged outstanding borrowings of $276.5 million as compared to $204.8 million outstanding for the quarter ended June 30, 1998. The $71.7 million increase related to acquisitions completed during the latter part of 1998 and the first half of 1999. Interest rates averaged 8.2% for the quarter ended June 30, 1999 compared to 8.5% for the quarter ended June 30, 1998.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in our net sales and operating income in recent years, seasonal fluctuations have been substantially mitigated. However, we perform scheduled plant maintenance in the third quarter to coincide with customer plant shut downs.

     The timing of orders placed by our customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. This variability is particularly evident at the capital equipment businesses, included in the Manufactured Products segment, which typically ship a few large systems per year.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and the Year 2000 conversion. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in our relationships with customers and suppliers; our ability to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and our ability, as well as the ability of our vendors and customers to achieve Year 2000 compliance. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that the our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 1999, and for the three and six-month periods ended June 30, 1999 and 1998, have been reviewed, prior to filing, by Ernst & Young LLP, our independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

          (4) Indenture dated June 3, 1999 by and among Park-Ohio Industries, Inc. and Norwest Bank Minnesota, N.A., as trustee (filed as
              Exhibit 4.2 of the Company's Registration Statement on Form S-4, filed July 23, 1999, SEC File No. 333-83117 and incorporated by reference and made a part hereof).

          (15) Letter re: unaudited financial information

          (27) Financial data schedule (Electronic filing only)

     We did not file any reports on Form 8-K during the three months ended June 30, 1999.

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

                                                 PARK-OHIO INDUSTRIES, INC.
                                            ------------------------------------
                                                        (Registrant)

                                            By       /s/ J. S. WALKER
                                             -----------------------------------
                                            Name:  J. S. Walker
                                            Title:    Vice President and Chief
                                                Financial Officer

                                            Dated       August 13, 1999
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBIT
-------
    4      Indenture dated June 3, 1999 by and among Park-Ohio
           Industries, Inc. and Norwest Bank Minnesota, N.A., as
           trustee (filed as Exhibit 4.2 of the Company's Registration
           Statement on Form S-4, filed July 23, 1999, SEC File No.
           333-83117 and incorporated by reference and made a part
           hereof).
   15      Letter re: unaudited financial information
   27      Financial data schedule (Electronic filing only)