Form 10-K405
period 1999-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2000-03-28
CIK 1068148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     The registrant meets the conditions set forth in General Instruction I1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of March 22, 2000, 100 shares of the registrant's common stock, $1 par value, were outstanding.

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

     The Company operates through three segments, Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products, which serve a wide variety of industrial markets. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are OEMs in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products is a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products which includes capital equipment, rubber products and forged and machined products for specific customer applications. The principal customers of Manufactured Products are end-users in the automotive, railroad, truck and aerospace industries. Between 1995 and 1999, the Company grew significantly, through both internal growth and acquisitions. Over this period, the Company's net sales increased from $289.5 million to $717.2 million, income from continuing operations before income taxes increased from $12.9 million to $28.6 million, and EBITDA increased from $24.9 million to $72.1 million. As of December 31, 1999, the Company employed approximately 4,100 persons.

OPERATIONS

     The following chart highlights the Company's three business segments, the primary industries they serve and the key products they sell.

                                                                                     NET SALES
                                                                                      FOR THE
                                                                                     YEAR ENDED
                                                                                      DEC. 31,
       SEGMENT          PRIMARY INDUSTRIES SERVED       SELECTED PRODUCTS/SERVICES      1999
       -------          -------------------------       --------------------------   ----------
                                                                                     (MILLIONS)
INTEGRATED LOGISTICS   Automotive parts and            Inventory management,           $443.1
  SOLUTIONS            accessories, electrical         engineering and procurement
                       equipment, lawn and garden      of standard and specialty
                       equipment, HVAC, industrial     fasteners, fittings, rubber
                       equipment and heavy truck       and other industrial
                                                       products.
ALUMINUM PRODUCTS      Automotive                      Engineering and                  127.1
                                                       manufacturing the following:
                                                       Aluminum castings such as
                                                       transmission pump housings,
                                                       pinion carriers, clutch
                                                       retainers, intake manifolds,
                                                       oil filter adapters and
                                                       other die, sand and
                                                       permanent mold machined
                                                       castings.

                                                                                     NET SALES
                                                                                      FOR THE
                                                                                     YEAR ENDED
                                                                                      DEC. 31,
       SEGMENT          PRIMARY INDUSTRIES SERVED       SELECTED PRODUCTS/SERVICES      1999
       -------          -------------------------       --------------------------   ----------
                                                                                     (MILLIONS)
MANUFACTURED PRODUCTS  Automotive, aerospace, power    Engineering and                  147.0
                       generation, railroad,           manufacturing the following:
                       shipbuilding, steel,            forged and machined products
                       telecommunications and truck    such as aircraft landing
                                                       gears, locomotive
                                                       crankshafts and camshafts;
                                                       induction heating systems;
                                                       and industrial rubber
                                                       products.

INTEGRATED LOGISTICS SOLUTIONS

     ILS is a leading national supplier of over 175,000 standard and specialty fasteners and other industrial products pursuant to either supply chain management agreements or traditional wholesale supply arrangements. ILS operates out of branches located throughout the United States, Canada, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. ILS generated net sales of $443.1 million, or 62% of the Company's net sales for the year ended December 31, 1999. The four largest customers, comprised of many divisions, accounted for approximately 23% of sales of ILS. The loss of any one of these customers would have an adverse effect on this segment.

     Products and Services. Supply chain management, which is ILS' primary focus for future growth, involves offering customers procurement solutions and comprehensive, on-site management for most of their fastener and related hardware needs. Supply chain management customers receive value-added services, such as part usage and cost analysis, product redesign recommendations, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. Supply chain management services are typically provided to customers pursuant to total fastening services ("TFS") contracts. TFS contracts enable ILS' customers to both reduce procurement costs and better focus on their companies' core manufacturing competencies by: (i) significantly reducing the administrative and labor costs associated with fastener procurement by outsourcing certain internal purchasing, quality control and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies as a result of vendor consolidation; and (iv) receiving technical expertise in the selection of fasteners and other components for certain manufacturing processes. Management believes that TFS contracts foster longer-lasting supply relationships with customers, who increasingly rely on the Company for their fastener needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to TFS contracts have increased significantly in recent years and represented over 61% of ILS' net sales for the year ended December 31, 1999. The increase in TFS contracts has caused an increased investment in inventory in order to meet customer just-in-time delivery requirements. ILS' remaining sales are generated through the wholesale supply of fasteners and other industrial products to OEMs, other manufacturers and distributors pursuant to master or authorized distributor relationships.

     ILS supplies standard and specialty engineered fasteners such as nuts, bolts, screws and washers on a fully integrated basis. ILS engineers and manufactures precision cold formed and cold extruded products including locknuts, SPAC(R) nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. These are manufactured by shaping cold raw materials. Standard and specialty nuts are produced to customer specifications, which are used in large volumes by customers in the automotive, truck and railroad industries.

     In addition to fasteners, ILS supplies, among other things, valves, fittings, clamps and rubber products, which currently represent approximately 10% of ILS' net sales. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate fasteners for a new product or to suggest alternative fasteners that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product.

     Markets and Customers. In 1999, approximately 90% of ILS' net sales were to domestic customers. Remaining sales were primarily to Canada and Mexico. The domestic industrial fastener market is estimated by industry sources to have generated between $7 and $9 billion in annual sales in 1999 at the wholesale level. Fasteners are used extensively by OEMs in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     ILS markets and sells fasteners and other industrial products to over 15,000 customers domestically and internationally. The principal markets served by ILS are transportation equipment, including manufacturers of heavy trucks and recreational vehicles; automotive parts and accessories; industrial equipment; electrical equipment, including manufacturers of electrical controls; appliances and motors; lawn and garden equipment and HVAC.

     In recent years, OEMs have made it a priority to reduce their total cost of purchasing and handling fasteners. Due to the low unit cost and the large number of different fasteners used to manufacture or assemble a single product, administrative and overhead costs comprise a substantial portion of an OEM's fastener-related costs. As a result, management believes industrial fastener suppliers are consolidating as OEMs rely on fewer suppliers to achieve purchasing efficiencies. ILS provides a wide array of value-added services and is a reliable source for just-in-time delivery and is well positioned to capitalize on these trends. In addition, OEMs are increasingly relying on fastener suppliers to provide design and applications-engineering support, enabling more efficient use of internal engineering resources thereby allowing ILS to increase the amount of low unit cost fastener and non-fastener items supplied to OEMs.

     Competition. The industrial fastener supply industry is highly competitive and fragmented. Management believes that substantially all of ILS' competitors operate on a regional basis and do not provide customers with the wide array of supply chain management services offered by ILS. ILS competes primarily on the basis of its value-added services, delivery capabilities, extensive product selection and price with primarily domestic competitors who are capable of providing inventory management programs.

ALUMINUM PRODUCTS

     In January, 1999 the Company acquired all of the shares of The Metalloy Corporation ("Metalloy"). Metalloy is a full service aluminum casting and machining company.

     The Aluminum Products segment generated net sales of $127.1 million, or 18% of the Company's net sales for the year ended December 31, 1999. The three largest customers, of which the Company sells to multiple operating divisions, accounted for approximately 92% of Aluminum Products sales in 1999. The loss of any one of these customers would have a material adverse effect on this segment. Aluminum permanent mold, sand casted, and die casted products are produced at Aluminum Products multiple locations in five states. Management believes Aluminum Products is one of the few automotive part suppliers that has the capabilities of providing permanent mold, sand-casted and die-casted products.

     Aluminum Products' cast aluminum parts are critical components manufactured primarily for automotive OEMs. Aluminum Products' principal automotive products include: transmission pump housings, intake manifolds, planetary pinion carriers, oil filter adapters, clutch retainers, rotor castings and bearing cups. In addition, Aluminum Products manufactures products for non-automotive end users such as surgical table components, light housings and electrical meter housings. Aluminum Products also provides value-added services such as secondary casting, machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by automotive OEMs for aluminum castings has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing its structural integrity. Management believes this replacement trend will continue as government standards regarding fuel efficiency become increasingly stringent. Aluminum Products sells its products primarily to customers located in North America. The market for aluminum castings is comprised of two segments: automotive and non-automotive. The domestic aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (i) engineer and manufacture high quality, machined castings in large volumes; (ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the automotive industry's stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products has benefited in recent years as automotive OEMs have consolidated their supplier base.

MANUFACTURED PRODUCTS

     The Manufactured Products segment includes forged and machined products, capital equipment, industrial rubber products and other manufactured products. Manufactured Products generated net sales of $147 million, or 20% of the Company's net sales for the year ended December 31, 1999. The three largest customers, of which the Company sells to multiple operating divisions, accounted for approximately 20% of Manufactured Products sales in 1999. The loss of business from any one of these customers would have an adverse effect on this segment.

     The Company's forged and machined products business is carried out at four operating units consisting of Park Drop Forge, Ohio Crankshaft, Park-Ohio Structural Hardware, and Blue Falcon Forge. The forging process enables metal to be shaped while generally retaining higher structural integrity than metal shaped through other processes. Park Drop Forge manufactures closed-die metal forgings of up to 6,000 pounds, including crankshafts and aircraft landing gears, primarily for customers in the railroad and aerospace industries. Park Drop Forge's products are sold primarily to machining companies, including Ohio Crankshaft and subassemblers who finish the products for sale to OEMs in the railroad and aerospace industries. Ohio Crankshaft machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives, power generators and ships. Park-Ohio Structural Hardware manufactures and machines specialized hardware such as turnbuckles and clevises for construction companies. Its products are manufactured according to customers' specific dimensional and/or strength requirements. Blue Falcon Forge produces large forged products such as center plates and couplings, both of which are used in the undercarriage of rail cars. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers in the transportation, power generation and construction industries. The Company's forged and machined products business competes domestically and internationally with other small to medium-sized businesses on the basis of product quality and precision.

     The Company manufactures large industrial equipment through its operating units consisting of Tocco, Ajax, Feco and PMC-Colinet. Tocco specializes in the engineering and construction of induction heating systems primarily for the automotive and truck industries. Tocco's induction heating systems are engineered and built to customer specifications and are used primarily by OEMs for surface hardening. Ajax engineers, manufactures and services mechanical forging presses ranging in size from 500 to 8,000 tons that are used worldwide in the automotive and truck manufacturing industries. Feco produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Feco's principal products include industrial drying and curing ovens for automotive components, metal can curing ovens, specialized conveyor and automation systems for lightweight containers, and plastic and glass bottle coating and finishing systems. PMC-Colinet produces tube threading machines and related parts for the oil drilling industry. The Company's capital equipment units compete with large domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

     The Company manufactures injection and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications through three operating units consisting of Castle Rubber, Cicero Flexible Products and Geneva Rubber. Castle manufactures valve seals, power and conveyor rolls and slitter rings. Cicero is a developer and manufacturer of injection molded silicone rubber products for customers in the automotive, food processing and consumer appliance industries, such as wire harnesses, spark plug boots and nipples and general sealing gaskets. Geneva is a manufacturer of injection molded rubber products for customers in the automotive, telecommunications and heavy truck industries. Its products include primary wire harnesses, transoceanic cable boots and shock and vibration mounts. The industrial rubber products operating units compete primarily on the basis of price and product quality with other domestic small to medium-sized manufacturers of rubber products.

SALES AND MARKETING

     ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. ILS often obtains new customers as a result of referrals from existing customers. Aluminum Products and Manufactured Products markets and sells its products through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers. In addition, Manufactured Products markets certain of its products through various regional and national trade shows.

RAW MATERIALS AND SUPPLIERS

     ILS purchases substantially all of its fasteners from third party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty fasteners are available from alternative sources. ILS has multiple sources of supply for standard products, but has limited supply sources for certain specialty products. Approximately 12% of ILS' fasteners are purchased from suppliers in foreign countries, primarily Taiwan, Japan and Korea. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

BACKLOG

     Management believes that backlog is not a meaningful measure for ILS, as a majority of ILS' customers require just-in-time delivery of fasteners and other industrial products. Management believes that Aluminum Products' and Manufactured Products' backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

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

INFORMATION AS TO INDUSTRY SEGMENT REPORTING AND GEOGRAPHIC AREAS

     The information contained under the heading of "Note I -- Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 1999, 1998, and 1997 is incorporated herein by reference.

RECENT DEVELOPMENTS

     The information contained under the heading of "Note B -- Acquisitions and Disposition" of notes to consolidated financial statements included herein, is incorporated by reference.

ITEM 2. PROPERTIES

     The Company's operations include numerous manufacturing and warehousing facilities located in 26 states in the United States and in 4 other countries. Approximately 48% of the available square footage is owned. In 1999, approximately 38% of the available domestic square footage was used by the ILS segment; approximately 47% was used by the Manufactured Products segment and 15% by the Aluminum Products segment. Approximately 89% of the available foreign square footage was used by the ILS segment and 11% was used by the Manufactured Products segment. In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended uses.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The registrant is a wholly-owned subsidiary of Park-Ohio Holdings Corp. and has no equity securities that trade.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis due to acquisitions made in 1999 and 1998. During 1999, the Company acquired six businesses for an aggregate purchase price of $65.4 million. In January, the Company acquired all of the shares of The Metalloy Corporation ("Metalloy") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw"). Metalloy is a full service aluminum casting and machining company. St. Louis Screw is a manufacturer of bolts used in the construction industry. In February, the Company acquired substantially all of the assets of PMC Industries, ("PMC") and, in September, the Company acquired all of the shares of M.P. Colinet ("Colinet"). PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. In July, the Company acquired all of the shares of Columbia Nut and Bolt Corp. ("Columbia") and Industrial Fasteners Corporation ("Industrial"). Columbia and Industrial are logistics providers of fastener related components. During 1998, the Company acquired two businesses for $40.2 million. In October, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a logistics provider of fastener-related components and a manufacturer of metal products and fasteners. In April, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a logistics provider of fastener related components located in Ontario, Canada. Each of these transactions has been accounted for as a purchase and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. During the first quarter of 1999 the Company, upon completion of the acquisition of Metalloy, redefined and restated its operating segments. The Company manages its businesses based upon three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1999, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 40% compounded annual growth rate ("CAGR"), from $94.5 million to $717.2 million, and income from continuing operations on a fully taxed basis increased at a 38% CAGR from $2.4 million to $16.4 million.

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

     Between January 1, 1994 and December 31, 1999, the Company's continuing operations incurred $86.9 million of capital expenditures, the majority of which was used to expand existing manufacturing facilities, upgrade equipment and enhance the Company's management information systems.

RESULTS OF OPERATIONS

       1999 versus 1998

     Net sales increased by $165.4 million, or 30%, from $551.8 million in 1998 to $717.2 million in 1999. This growth results primarily from recent acquisitions and relates to the ILS and the Aluminum Products segments. For ILS, the growth in net sales amounted to $78.5 million of which $51.7 million related to acquisitions and the remainder was organic growth. For Aluminum Products, net sales increased by $87.3 million of which $81.2 million related to the acquisition of Metalloy and the remainder to internal growth.

     Gross profit increased by $29.2 million, or 30%, from $96.6 million in 1998 to $125.8 million in 1999 and is directly related to acquisitions made in 1999. The Company's consolidated gross margin of approximately 17.5% was the same for both periods.

     Selling, general and administrative costs increased by 29% to $72.4 million for 1999 from $56.3 million for 1998. The increase was related to recent acquisitions. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.1% during the current period and 10.2% for 1998.

     Interest expense increased by $7.3 million from $17.5 million in 1998 to $24.8 million in 1999 due to higher average debt outstanding during the current period offset by lower average interest rates in 1999 versus 1998. For the year ended December 31, 1999, the Company averaged outstanding borrowings of $294.6 million as compared to $205.3 million for 1998. The $89.3 million increase related primarily to acquisitions completed during the latter part of 1998 and in 1999. The average borrowing rate of 8.40% for the year ended December 31, 1999 is 12 basis points lower than the average rate of 8.52% for 1998 primarily because of increased borrowings under the Company's bank revolving credit which carries a lower effective interest rate as compared to the 9.25% on the Company's Senior Subordinated Notes.

     The effective income tax rate for 1999 and 1998 was 43%. At December 31, 1999, subsidiaries of the Company had $1.1 million of net operating loss carryforwards for federal tax purposes.

  1998 versus 1997

     Net sales increased by $110.7 million, or 25%, from $441.1 million in 1997 to $551.8 million in 1998. Approximately 27% of this increase was attributable to internal growth and 73% was a result of acquisitions completed in 1997 or 1998. Of the internal sales growth, approximately 66% was primarily attributable to ILS and the addition of TFS customers, and the remainder was due to increased orders from Aluminum Products' (11%) and Manufactured Products' (23%) customers. The growth in net sales from acquisitions applies to ILS and primarily pertains to Arden and Gateway.

     Gross profit increased by $24.2 million, or 33%, from $72.4 million in 1997 to $96.6 million in 1998. Of the increase, 67% relates to acquisitions and 33% to internal growth. The Company's consolidated gross margin increased to 17.5% for 1998 from 16.4% for 1997. This increase in consolidated gross margin was due to increased margins in both the ILS and Manufactured Products segments offset by a decrease in Aluminum Products margins. The increase in margin in Manufactured Products was due to a change in revenue mix and to increased production thereby allocating fixed manufacturing overhead over a greater production base. The increase in margins in the ILS segment is a result of reduced material costs. The decrease in margin in Aluminum Products was the result of higher than expected start-up costs associated with new facilities necessitated by significant new orders from a major customer.

     Selling, general and administrative costs increased by 27% to $56.3 million in 1998 from $44.4 million in 1997. Approximately 78% of such increase was related to acquisitions while the remainder related to the increase in internally generated net sales. During 1998, selling, general and administrative expenses benefited from an increase in net pension credits of $2.4 million, reflecting favorable investment returns on pension plan assets. Consolidated selling, general and administrative expenses as a percentage of net sales was approximately 10% for both periods.

     Interest expense increased by $8.4 million from $9.1 million for 1997 to $17.5 million for 1998 due to higher average debt outstanding during 1998 and to higher average interest rates in 1998 versus 1997. For the year ended December 31, 1998, the Company averaged outstanding borrowings of $205.3 million as compared to $123.1 million outstanding for 1997. The $82.2 million increase related primarily to acquisitions completed during the latter part of 1997 and 1998, working capital increases to support the realized and anticipated growth in business and capital expenditures to support the operations. The average borrowing rate of 8.5% for the year ended December 31, 1998 is 1.1% higher than the average rate of 7.4% for the year ended December 31, 1997 primarily because of the $150 million bond offering in November, 1997 which carries a rate of 9.25% versus a 7.3% rate on the bank debt it replaced.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and the Y2K issue. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive industry; dependence on key management; dependence on information systems; and the ability of the Company, its vendors and customers to remain Y2K failure free. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk including changes in interest rates. The Company is subject to interest rate risk on its floating rate revolving credit facility which consisted of borrowings of $138 million at December 31, 1999. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................     12
Consolidated Balance Sheets -- December 31, 1999 and
  December 31, 1998.........................................     13
Consolidated Statements of Income -- Years Ended December
  31, 1999, 1998 and 1997...................................     14
Consolidated Statements of Shareholders' Equity -- Years
  Ended December 31, 1999, 1998 and 1997....................     15
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997..........................     16
Notes to Consolidated Financial Statements..................     17

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have audited the accompanying consolidated financial statements of Park-Ohio Industries, Inc. and subsidiaries (a wholly-owned subsidiary of Park-Ohio Holdings Corp.) listed in the Index at Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
February 22, 2000

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  5,625     $  4,320
  Accounts receivable, less allowances for doubtful accounts
    of $3,296 in 1999 and $2,803 in 1998....................   112,896       95,718
  Inventories...............................................   192,270      150,052
  Deferred tax assets.......................................       600        2,232
  Other current assets......................................     5,754        5,468
                                                              --------     --------
         Total Current Assets...............................   317,145      257,790
Property, Plant and Equipment
  Land and land improvements................................     6,471        4,460
  Buildings.................................................    32,504       25,912
  Machinery and equipment...................................   172,118      130,253
                                                              --------     --------
                                                               211,093      160,625
  Less accumulated depreciation.............................    86,721       70,468
                                                              --------     --------
                                                               124,372       90,157
Other Assets
  Excess purchase price over net assets acquired, net of
    accumulated amortization of $11,941 in 1999 and $8,105
    in 1998.................................................   137,905       99,351
  Deferred taxes............................................     2,400        8,900
  Other.....................................................    48,321       33,356
                                                              --------     --------
                                                              $630,143     $489,554
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................  $ 72,452     $ 46,755
  Accrued expenses..........................................    32,995       32,076
  Current portion of long-term liabilities..................     2,557        2,372
                                                              --------     --------
         Total Current Liabilities..........................   108,004       81,203
Long-Term Liabilities, less current portion
  Long-term debt............................................   339,813      237,483
  Other postretirement benefits.............................    25,470       26,286
  Other.....................................................     1,840        3,740
                                                              --------     --------
                                                               367,123      267,509
Shareholders' Equity
  Common stock; par value $1 a share........................       -0-          -0-
  Additional paid-in capital................................    64,844       64,844
  Retained earnings.........................................    91,024       77,580
  Accumulated other comprehensive earnings (loss)...........      (852)      (1,582)
                                                              --------     --------
                                                               155,016      140,842
                                                              --------     --------
                                                              $630,143     $489,554
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                            --------------------------------
                                                              1999        1998        1997
                                                            --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Net sales.................................................  $717,222    $551,793    $441,110
Cost of products sold.....................................   591,439     455,167     368,734
                                                            --------    --------    --------
  Gross profit............................................   125,783      96,626      72,376
Selling, general and administrative expenses..............    72,423      56,318      44,396
                                                            --------    --------    --------
  Operating income........................................    53,360      40,308      27,980
Other income..............................................       -0-         -0-        (320)
Interest expense..........................................    24,752      17,488       9,101
                                                            --------    --------    --------
     Income before income taxes...........................    28,608      22,820      19,199
Income taxes..............................................    12,164       9,726       7,903
                                                            --------    --------    --------
     Income before extraordinary charge...................    16,444      13,094      11,296
Extraordinary charge for early retirement of debt, net of
  tax benefit of $928.....................................       -0-         -0-      (1,513)
                                                            --------    --------    --------
          Net income......................................  $ 16,444    $ 13,094    $  9,783
                                                            ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          ACCUMULATED
                                                                             OTHER
                                      ADDITIONAL                         COMPREHENSIVE
                            COMMON     PAID-IN     RETAINED   TREASURY     EARNINGS
                             STOCK     CAPITAL     EARNINGS    STOCK        (LOSS)        TOTAL
                            -------   ----------   --------   --------   -------------   --------
                                                   (DOLLARS IN THOUSANDS)
Balance at January 1,
  1997....................  $10,433    $49,337     $57,703    $(1,775)      $  (629)     $115,069
Comprehensive income:
  Net income..............                           9,783                                  9,783
  Foreign currency
     translation
     adjustment...........                                                     (196)         (196)
                                                                                         --------
  Comprehensive income....                                                                  9,587
  Issuance of General
     Aluminum Mfg. Company
     earn-out shares......     375       3,600                                              3,975
Exercise of stock
  options.................     152         539                  2,673                       3,364
Purchase of treasury
  stock...................                                     (2,985)                     (2,985)
                            -------    -------     -------    -------       -------      --------
Balance at December 31,
  1997....................  10,960      53,476      67,486     (2,087)         (825)      129,010
Comprehensive income:
  Net income..............                          13,094                                 13,094
  Foreign currency
     translation
     adjustment...........                                                     (757)         (757)
                                                                                         --------
  Comprehensive income....                                                                 12,337
Issuance of General
  Aluminum Mfg. Company
  earn-out shares.........     188       2,306                                              2,494
Exercise of stock
  options.................                 (18)                   257                         239
Purchase of treasury
  stock...................                                       (238)                       (238)
Corporate
  reorganization..........  (11,148)     9,080                  2,068                         -0-
Dividends paid............                          (3,000)                                (3,000)
                            -------    -------     -------    -------       -------      --------
Balance at December 31,
  1998....................     -0-      64,844      77,580        -0-        (1,582)      140,842
Comprehensive income:
  Net income..............                          16,444                                 16,444
  Foreign currency
     translation
     adjustment...........                                                      730           730
                                                                                         --------
  Comprehensive income....                                                                 17,174
Dividends paid............                          (3,000)                                (3,000)
                            -------    -------     -------    -------       -------      --------
Balance at December 31,
  1999....................  $-0-...    $64,844     $91,024    $   -0-       $  (852)     $155,016
                            =======    =======     =======    =======       =======      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $ 16,444   $ 13,094   $  9,783
  Adjustments to reconcile net income to net cash (used)
     provided by operations:
       Extraordinary charge.................................       -0-        -0-      1,513
       Gain on sale of investments..........................       -0-        -0-       (320)
       Depreciation and amortization........................    18,698     12,753     10,365
       Deferred income taxes................................     6,904      6,659      5,686
                                                              --------   --------   --------
                                                                42,046     32,506     27,027
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable..................................    (5,127)    (2,312)   (14,008)
       Inventories..........................................   (32,726)   (10,404)   (21,021)
       Accounts payable and accrued expenses................    (2,359)    (7,465)     5,623
       Other................................................    (3,290)    (8,193)    (7,660)
                                                              --------   --------   --------
       Net Cash (Used) Provided by Operating Activities.....    (1,456)     4,132    (10,039)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (22,650)   (22,681)   (15,947)
  Costs of acquisitions, net of cash acquired...............   (65,426)   (40,175)   (60,389)
  Purchase of investments...................................      (445)      (101)    (1,432)
  Proceeds from sales of investments........................       -0-        -0-        551
                                                              --------   --------   --------
       Net Cash (Used) by Investing Activities..............   (88,521)   (62,957)   (77,217)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................   101,500     66,000    106,500
  Payments on long-term debt................................   (56,726)    (1,670)  (166,657)
  Issuance of 9.25% senior subordinated notes, net of
     deferred financing costs...............................    49,508        -0-    145,604
  Cash paid to retire subordinated debentures...............       -0-        -0-     (1,245)
  Dividends paid............................................    (3,000)    (3,000)       -0-
  Issuance of common stock under stock option plan..........       -0-        239      3,194
  Purchase of treasury stock................................       -0-       (238)    (2,985)
                                                              --------   --------   --------
       Net Cash Provided by Financing Activities............    91,282     61,331     84,411
       Increase (Decrease) in Cash and Cash Equivalents.....     1,305      2,506     (2,845)
       Cash and Cash Equivalents at Beginning of Year.......     4,320      1,814      4,659
                                                              --------   --------   --------
       Cash and Cash Equivalents at End of Year.............  $  5,625   $  4,320   $  1,814
                                                              ========   ========   ========
  Taxes paid................................................  $  6,892   $  2,326   $  1,215
  Interest paid.............................................    23,646     17,947      7,713

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $5,098 and $4,869 higher than reported at December 31, 1999 and 1998, respectively.

  Major Classes of Inventories

                                                          DECEMBER 31
                                                      -------------------
                                                        1999       1998
                                                      --------   --------
In-process and finished goods.......................  $160,648   $124,783
Raw materials and supplies..........................    31,622     25,269
                                                      --------   --------
                                                      $192,270   $150,052
                                                      ========   ========

     Property, Plant and Equipment: Property, plant and equipment are carried at cost. Major additions and associated interest costs are capitalized and betterments are charged to accumulated depreciation; expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets. The Company capitalized interest of $1.0 million in 1998. Interest capitalized in 1999 and 1997 was immaterial.

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired (see Note B) over periods from twenty-five to forty years using the straight-line method. Management periodically evaluates for possible impairment of the current value of these intangibles, and other long-lived assets, through undiscounted cash flow analyses as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which established accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of. Amortization expense related to the excess purchase price over net assets acquired totalled $3,835, $2,356 and $2,211 in 1999, 1998 and 1997, respectively.

     Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, cover-

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES ing substantially all employees. In addition, the Company has two postretirement benefit plans. For the defined benefit plans, benefits are based on the employee's years of service and the Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

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

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 1999 the Company had uncollateralized receivables with seven customers in the automotive and truck industry, each with several locations, approximating $34,176 which represents approximately 30% of the Company's trade accounts receivable. During 1999, sales to these customers amounted to approximately $245,588 which represents 34% of the Company's net sales.

     Impact of Recently Issued Accounting Standards: In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The Company adopted the statement in the first quarter of 1999. The impact of this new standard did not have a significant effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Accounting for the Costs of Start-up Activities". The SOP requires that costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted the SOP in the first quarter of 1999. The

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES impact of adoption of the SOP on the Company's financial position, results of operations or cash flows was immaterial.

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

NOTE B -- ACQUISITIONS AND DISPOSITION

     During 1999, the Company acquired all of the stock of The Metalloy Corporation ("Metalloy"), Columbia Nut and Bolt Corp. ("Columbia"), Industrial Fasteners Corporation ("Industrial"), M.P. Colinet ("Colinet") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw") and PMC Industries ("PMC") for cash of approximately $65.4 million. Metalloy is a full service aluminum casting and machining company. Columbia and Industrial are logistics providers of fastener related components. St. Louis Screw is a manufacturer of bolts and PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of each of these businesses prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     During 1998, the Company completed the acquisitions of Direct Fasteners Limited ("Direct") and GIS Industries, Inc. ("Gateway"). The transactions have been accounted for as purchases. Direct is a logistics provider of fastener related components. Gateway is a logistics provider of fastener related components and manufacturer of fabricated metal products and fasteners. The aggregate purchase price and the results of operations of Direct and Gateway prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     On August 1, 1997, the Company acquired substantially all of the shares of Arden Industrial Products, Inc. ("Arden") for cash of approximately $44 million. The transaction has been accounted for as a purchase. Arden is a national distributor of specialty and standard fasteners to the industrial market. Arden is included in the Company's ILS segment.

     The following is the estimated value of the net assets of Arden as of August 1, 1997:

Cash.....................................................    $ 2,711
Accounts receivable......................................     11,503
Inventories..............................................     17,764
Property, plant and equipment............................      4,468
Excess purchase price over net assets acquired...........     19,599
Other assets.............................................      6,680
Trade accounts payable...................................     (6,437)
Accrued expenses.........................................     (5,930)
Long-term liabilities....................................     (6,358)
                                                             -------
Total estimated cost of acquisition......................    $44,000
                                                             =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     During the year ended December 31, 1997, the Company acquired four other businesses for an aggregate purchase price of approximately $18.6 million. Each of these transactions was accounted for as a purchase, resulting in excess purchase price over net assets acquired of $8.6 million. The following unaudited pro forma results of operations assume the acquisitions of Arden and the other businesses discussed above occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                              YEAR
                                                             ENDED
                                                            --------
                                                              1997
                                                            --------
Net sales.................................................  $508,724
Gross profit..............................................    93,547
Income from continuing operations.........................    12,454
Income from continuing operations per common share
  assuming dilution.......................................  $   1.10
                                                            ========

     On October 15, 1993, the Company acquired General Aluminum Mfg. Company ("GAMCO"), by issuing 250,000 shares of its common stock valued at $3,127 in exchange for the outstanding shares of GAMCO. An additional 187,500 shares of common stock valued at $1,931, were issued in March, 1995; an additional 375,000 shares of common stock valued at $3,975 were issued in January, 1997; an additional 187,500 shares of common stock valued at $2,494, representing the final earn-out shares to be issued under the GAMCO purchase agreement, were issued in 1998. The additional $8,400 represents purchase price in excess of net assets acquired.

     During September, 1998 the Company completed the sale of the assets of Friendly and Safe Packaging Systems, Inc. to Kerr Group. The transaction had an immaterial effect on the consolidated results of operations and financial position of the Company.

NOTE C -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                             DECEMBER 31
                                                          ------------------
                                                           1999       1998
                                                          -------    -------
Self-insured liabilities................................  $ 3,924    $ 2,911
Warranty and installation accruals......................    3,348      3,156
Accrued payroll and payroll-related items...............    3,844      2,586
State and local taxes...................................    2,533      2,101
Advance billings........................................    2,549      2,229
Acquisition liabilities.................................    2,780      5,930
Interest payable........................................    2,187      1,695
Sundry..................................................   11,830     11,468
                                                          -------    -------
     Totals.............................................  $32,995    $32,076
                                                          =======    =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
9.25% Senior Subordinated Notes due 2007...............  $200,000    $150,000
Revolving credit maturing on April 30, 2001............   138,000      86,000
Other..................................................     2,620       2,105
                                                         --------    --------
                                                          340,620     238,105
Less current maturities................................       807         622
                                                         --------    --------
          Total........................................  $339,813    $237,483
                                                         ========    ========

     During 1999 Park-Ohio amended its credit agreement with a group of banks under which it may borrow up to $175 million on an unsecured basis. Interest is payable quarterly at the prime lending rate (8.5% at December 31, 1999) less 1% to plus .2% or at Park-Ohio's election at LIBOR plus .9% to 2.2% (which aggregated 7.5% at December 31, 1999). The interest rate is dependent on the aggregate amounts borrowed under the agreement. The credit agreement expires on April 30, 2001.

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
                                                                ======

     On June 3, 1999, the Company sold an additional $50 million of its 9.25% Senior Subordinated Notes due 2007 at a price of 99.016% of face value. The Company used the net proceeds to reduce the amount borrowed under its credit facility.

     The weighted average interest rate on all debt was 8.6% at December 31, 1999.

     The fair market value of fixed rate debt securities at December 31, 1999 was approximately $192,500.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The Company has agreements on which up to $5 million in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on standby letters of credit on an annual basis. As of December 31, 1999, in addition to amounts borrowed under the revolving credit agreement, there is $2.9 million outstanding primarily for standby letters of credit. A fee of 1/4% to 3/8% is imposed by the bank on the unused portion of available borrowings.

     Maturities of long-term debt during each of the five years following December 31, 1999 are approximately $807 in 2000, $138,836 in 2001, $558 in
2002, $281 in 2003 and $80 in 2004.

NOTE E -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $ 9,400    $ 9,900
  Inventory.................................................    6,700      6,800
  Tax net operating loss carryforwards and credits..........    2,000      1,500
  Other -- net..............................................    1,600      4,832
                                                              -------    -------
          Total deferred tax assets.........................   19,700     23,032
Deferred tax liabilities:
  Tax over book depreciation................................   10,200      6,900
  Pension...................................................    6,500      5,000
                                                              -------    -------
          Total deferred tax liabilities....................   16,700     11,900
                                                              -------    -------
Net deferred tax assets.....................................  $ 3,000    $11,132
                                                              =======    =======

     Income taxes consisted of the following:

                                                           YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Current:
     Federal..........................................  $ 3,007    $ 1,023    $   775
     State............................................    1,246      1,037        733
     Foreign..........................................    1,007      1,007        709
                                                        -------    -------    -------
                                                          5,260      3,067      2,217
Deferred:
     Federal..........................................    6,029      6,195      5,175
     State............................................      875        464        511
                                                        -------    -------    -------
                                                          6,904      6,659      5,686
                                                        -------    -------    -------
Income taxes..........................................  $12,164    $ 9,726    $ 7,903
                                                        =======    =======    =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The reasons for the difference between income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                           YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Computed statutory amount.............................  $ 9,662    $ 7,700    $ 6,500
Effect of state income taxes payable..................    1,400      1,000        800
Other.................................................    1,102      1,026        603
                                                        -------    -------    -------
Income taxes..........................................  $12,164    $ 9,726    $ 7,903
                                                        =======    =======    =======

     At December 31, 1999, subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $1.1 million subject to certain limitations, which expire in 2001 to 2007.

NOTE F -- LEGAL PROCEEDINGS

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

NOTE G -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                   PENSION BENEFITS         OTHER BENEFITS
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year........  $ 45,701    $ 45,473    $ 21,718    $ 21,673
Service cost...................................       561         403         150         133
Amendments and other...........................       306         116         -0-         -0-
Acquisition....................................     4,686         -0-         -0-         -0-
Interest cost..................................     3,387       3,136       1,449       1,496
Plan participants' contributions...............       -0-         -0-         118         118
Actuarial losses (gains).......................    (3,469)        731      (1,516)        497
Benefits paid..................................    (4,352)     (4,158)     (2,199)     (2,199)
                                                 --------    --------    --------    --------
Benefit obligation at end of year..............  $ 46,820    $ 45,701    $ 19,720    $ 21,718
                                                 ========    ========    ========    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                   PENSION BENEFITS         OTHER BENEFITS
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
CHANGE IN PLAN ASSETS
Fair Value of plan assets at beginning of
  year.........................................  $ 83,960    $ 80,274    $    -0-    $    -0-
Actual return on plan assets...................    23,299       7,832         -0-         -0-
Acquisition....................................     3,504         -0-         -0-         -0-
Company contributions..........................       159          12       2,081       2,081
Plan participants' contributions...............       -0-         -0-         118         118
Benefits paid..................................    (4,352)     (4,158)     (2,199)     (2,199)
                                                 --------    --------    --------    --------
Fair value of plan assets at end of year.......  $106,570    $ 83,960    $    -0-    $    -0-
                                                 ========    ========    ========    ========
Funded (underfunded) status of the plan........  $ 59,750    $ 38,259    $(19,720)   $(21,718)
Unrecognized net transition obligation.........      (380)       (329)        -0-         -0-
Unrecognized net actuarial gain................   (39,190)    (21,027)     (6,856)     (5,595)
Unrecognized prior service cost................     1,686       1,395        (644)       (723)
                                                 --------    --------    --------    --------
Prepaid (accrued) benefit cost.................  $ 21,866    $ 18,298    $(27,220)   $(28,036)
                                                 ========    ========    ========    ========
     The prepaid pension benefit is included in other assets.
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................      7.75%       7.00%       7.75%       7.00%
Expected return on plan assets.................      8.25%       8.50%        N/A         N/A
Rate of compensation increase..................      2.50%       2.50%        N/A         N/A

     For measurement purposes, an 8.0% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter.

                                         PENSION BENEFITS               OTHER BENEFITS
                                    ---------------------------   ---------------------------
                                     1999      1998      1997      1999      1998      1997
                                    -------   -------   -------   -------   -------   -------
COMPONENTS OF NET
  PERIODIC BENEFIT COST
Service costs.....................  $   561   $   403   $   302   $   150   $   133   $   118
Interest costs....................    3,387     3,136     3,252     1,449     1,496     1,541
Expected return on plan assets....   (7,062)   (6,642)   (5,181)      -0-       -0-       -0-
Transition obligation.............       63        77        77       -0-       -0-       -0-
Amortization of prior service
  cost............................      229       181       170       (79)      (79)      (79)
Recognized net actuarial gain.....   (1,132)   (1,225)     (332)     (255)     (343)     (407)
                                    -------   -------   -------   -------   -------   -------
Benefit costs.....................  $(3,954)  $(4,070)  $(1,712)  $ 1,265   $ 1,207   $ 1,173
                                    =======   =======   =======   =======   =======   =======

     The Company has two non-pension postretirement benefit plans. Health care benefits are provided on both a contributory and noncontributory basis. The life insurance plan is primarily noncontributory.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                           1-PERCENTAGE-    1-PERCENTAGE
                                                               POINT           POINT
                                                             INCREASE         DECREASE
                                                           -------------    ------------
Effect on total of service and interest cost
  components in 1999.....................................   $  124,000       $  124,000
Effect on post retirement benefit obligation as of
  December 31, 1999......................................   $1,247,000       $1,247,000

     The total contribution charged to pension expense for the Company's defined contribution plans was $1,158 in 1999, $876 in 1998 and $687 in 1997.

NOTE H -- LEASES

     Rental expense for 1999, 1998 and 1997 was $11,814, $7,056 and $6,696,
respectively. Future minimum lease commitments during each of the five years following December 31, 1999 are as follows: $10,128 in 2000, $8,318 in 2001, $5,863 in 2002, $3,950 in 2003, $1,810 in 2004 and $3,853 thereafter.

NOTE I -- INDUSTRY SEGMENTS

     During the first quarter of 1999 the Company, upon completion of the acquisition of Metalloy, redefined and restated its operating segments. The Company retained its Integrated Logistics Solutions ("ILS") segment and further segregated its former Manufactured Products segment into an Aluminum Products segment and a Manufactured Products segment. ILS is a leading national supplier of fasteners (e.g., nuts, bolts and screws) and other industrial products to original equipment manufacturers, other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical, lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive original equipment manufacturers. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products designs and manufactures a broad range of high quality products which includes capital equipment, rubber products and forged and machined products for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end-users in the automotive, railroad, truck and aerospace industries.

     The Company's sales are made through its own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses, interest expense and amortization of excess purchase price over net assets acquired. Identifiable assets by industry segment include assets directly identified with those operations.

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, and other assets.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                YEARS ENDED DECEMBER 31
                                                            --------------------------------
                                                              1999        1998        1997
                                                            --------    --------    --------
Net sales
  ILS.....................................................  $443,078    $364,546    $266,292
  Aluminum products.......................................   127,148      39,871      36,500
  Manufactured products...................................   146,996     147,376     138,318
                                                            --------    --------    --------
                                                            $717,222    $551,793    $441,110
                                                            ========    ========    ========
Income before income taxes
  ILS.....................................................  $ 39,217    $ 34,595    $ 23,310
  Aluminum products.......................................    10,925       1,842       2,753
  Manufactured products...................................    11,214      10,162       8,010
                                                            --------    --------    --------
                                                              61,356      46,599      34,073
  Amortization of excess purchase price over net assets
     acquired.............................................    (3,836)     (2,277)     (2,211)
  Corporate costs.........................................    (4,160)     (4,014)     (3,562)
  Interest expense........................................   (24,752)    (17,488)     (9,101)
                                                            --------    --------    --------
                                                            $ 28,608    $ 22,820    $ 19,199
                                                            ========    ========    ========
Identifiable assets
  ILS.....................................................  $343,522    $288,713    $252,763
  Aluminum products.......................................    97,717      40,063      37,869
  Manufactured products...................................   170,267     147,032     102,409
  General corporate.......................................    18,637      13,746      20,068
                                                            --------    --------    --------
                                                            $630,143    $489,554    $413,109
                                                            ========    ========    ========
Depreciation and amortization expense
  ILS.....................................................  $  7,710    $  6,124    $  4,352
  Aluminum products.......................................     4,929       1,268       1,299
  Manufactured products...................................     5,864       5,173       4,525
  General corporate.......................................       195         188         189
                                                            --------    --------    --------
                                                            $ 18,698    $ 12,753    $ 10,365
                                                            ========    ========    ========
Capital expenditures
  ILS.....................................................  $  6,046    $  4,274    $  3,938
  Aluminum products.......................................     4,963       1,650       8,167
  Manufactured products...................................     8,904      16,666       3,703
  General corporate.......................................     2,737          91         139
                                                            --------    --------    --------
                                                            $ 22,650    $ 22,681    $ 15,947
                                                            ========    ========    ========

     The Company had sales of $95,504 in 1999 to Ford Motor Company which represented 13% of consolidated net sales.

     In 1999, approximately 91% of the Company's net sales are within the United States, none of the net sales to any foreign country represented more than 5% of the Company's total sales and approximately 94% of the Company's assets are maintained in the United States.

NOTE J -- CORPORATE REORGANIZATION

     At the 1998 Annual Meeting of Shareholders of Park-Ohio Industries, Inc. ("Park-Ohio") held on May 28, 1998, the shareholders of Park-Ohio approved an agreement of Merger ("Merger Agreement") dated February 20, 1998 by and among Park-Ohio, PKOH Holdings Corp. ("Holdings") and PKOH Merger Corp. ("Merger Corp.") providing for a reorganization of Park-Ohio into a holding company form of

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES ownership with Holdings as its sole parent. On June 10, 1998, Holdings amended and restated its articles of incorporation to increase its authorized shares from 100 shares of common stock, $1.00 par value per share, to 40,000,000 shares of common stock and 632,470 shares of preferred stock, all $1.00 par value per share, and changed its name from PKOH Holding Corp. to Park-Ohio Holdings Corp. Effective as of the close of business on June 15, 1998, Merger Corp. was merged with and into Park-Ohio upon the terms and conditions of the Merger Agreement. At the effective time of the Merger, (i) all of the shares of Park-Ohio's common stock issued and outstanding immediately prior to the Merger were converted into an equal number of shares of Holding's common stock(on a share-for-share basis),
(ii) all of the shares of Merger Corp.'s common stock issued and outstanding immediately prior to the Merger were converted into 100 shares of Park-Ohio's common stock and (iii) all of the shares of Holdings' common stock issued and outstanding immediately prior to the Merger were canceled.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                PAGE
                                                                ----
  Report of Independent Auditors............................     12
  Financial Statements
     Consolidated balance sheets -- December 31, 1999 and
      1998..................................................     13
     Consolidated statements of income -- years ended
      December 31, 1999, 1998 and 1997......................     14
     Consolidated statements of shareholders'
      equity -- years ended December 31, 1999, 1998 and
      1997..................................................     15
     Consolidated statements of cash flows -- years ended
      December 31, 1999, 1998 and 1997......................     16
     Notes to consolidated financial statements.............     17

   (2) Financial Statement Schedules

  All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

   (3) Exhibits:

  The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, incorporated herein by reference.

(b) Reports on Form 8-K filed in the fourth quarter of 1999:

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

                                            PARK-OHIO INDUSTRIES, INC.
                                                 (Registrant)

                                            By: /s/ RONALD J.
                                            COZEAN
                                              --------------------
                                              Ronald J. Cozean,
                                            Secretary

Date: March 27, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


                       *                         Chairman, Chief Executive Officer and
------------------------------------------------ President (Principal Executive Officer)
               Edward F. Crawford                and Director

                       *                         Vice President -- and Chief Financial
------------------------------------------------ Officer (Principal Financial and
                James S. Walker                  Accounting Officer)

                       *                         Director
------------------------------------------------
              Matthew V. Crawford

                       *                         Director
------------------------------------------------
                Kevin R. Greene
                       *                         Director
------------------------------------------------
              Lewis E. Hatch, Jr.

                       *                         Director
------------------------------------------------
               Thomas E. McGinty

                       *                         Director
------------------------------------------------
              Lawrence O. Selhorst

                       *                         Director
------------------------------------------------
               Felix J. Tarorick

                       *                         Director
------------------------------------------------
                 James W. Wert

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 27, 2000                            By: /s/ RONALD J. COZEAN
                                            ------------------------------------
                                          Ronald J. Cozean, Attorney-in-Fact
                                                            March 27, 2000

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX

EXHIBIT
-------
  3.1      Amended and Restated Articles of Incorporation of Park-Ohio
           Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of
           Park-Ohio Industries, Inc. for the year ended December 31,
           1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  3.2      Code of Regulations of Park-Ohio Industries, Inc. (filed as
           Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc.
           for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  4.1      Indenture, dated November 25, 1997 by and among Park-Ohio
           Industries, Inc. and Norwest Bank Minnesota, N.A. as trustee
           (filed as Exhibit 4.1 of the Company's Registration
           Statement on Form S-4, filed on December 23, 1997, SEC File
           No. 333-43005 and incorporated by reference and made a part hereof)
  4.2      Indenture, dated June 3, 1999 by and among Park-Ohio
           Industries, Inc. and Norwest Bank Minnesota, N.A., as
           trustee (filed as Exhibit 4.2 of the Company's Registration
           Statement on Form S-4, filed on July 23, 1999, SEC File No.
           333-83117 and incorporated by reference and made a part
           hereof)
  4.3      Amended and Restated Credit Agreement among Park-Ohio
           Industries, Inc., and various financial institutions dated
           November 2, 1998 (filed as Exhibit 4 to the Form 10-Q of
           Park-Ohio Holdings Corp., filed on November 13, 1998, SEC
           File No. 333-43005 and incorporated by reference and made a part hereof)
  4.4      First amendment to the Amended and Restated Credit Agreement among Park-Ohio Industries, Inc. and various financial
           institutions
  4.5      Second amendment to the Amended and Restated Credit
           Agreement among Park-Ohio Industries, Inc. and various
           financial institutions
  4.6      Third amendment to the Amended and Restated Credit Agreement among Park-Ohio Industries, Inc. and various financial
           institutions
 10.1      Form of Indemnification Agreement entered into between
           Park-Ohio Industries, Inc. and each of its directors and
           certain officers (filed as Exhibit 10.1 to the Form 10-K of
           Park-Ohio Industries, Inc. for the year ended December 31,
           1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
 12.1      Computation of Ratios
 23.1      Consent of Ernst & Young LLP
 24.1      Power of Attorney
 27.1      Financial Data Schedule for period ended December 31, 1999
           (Electronic Filing Only)