Form 10-Q
period 2000-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2000-08-14
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 2000, OR

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

        YES [X]       NO [ ]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2000, 100 shares of the registrant's common stock, $1 par value, was outstanding.

                    The Exhibit Index is located on page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Consolidated balance sheets -- June 30, 2000 and December
            31, 1999
            Consolidated statements of operations -- Six months and three months ended June 30, 2000 and 1999
            Consolidated statement of shareholder's equity -- Six months ended June 30, 2000
            Consolidated statements of cash flows -- Six months ended
            June 30, 2000 and 1999
            Notes to consolidated financial statements -- June 30, 2000
            Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II     OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 2000           1999
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,209       $  5,625
  Accounts receivable, less allowances for doubtful accounts of $3,300 at June 30, 2000 and $3,296 at December 31,
     1999...................................................    122,492        112,896
  Inventories...............................................    185,321        192,270
  Deferred tax assets.......................................        600            600
  Other current assets......................................     12,328          5,754
                                                               --------       --------
          Total Current Assets..............................    323,950        317,145
Property, Plant and Equipment...............................    206,754        211,093
  Less accumulated depreciation.............................     87,712         86,721
                                                               --------       --------
                                                                119,042        124,372
Other Assets
  Excess purchase price over net assets acquired, net of
     accumulated amortization of $10,358 at June 30, 2000
     and $11,941 at December 31, 1999.......................    125,094        137,905
  Deferred taxes............................................      2,400          2,400
  Other.....................................................     51,844         48,321
                                                               --------       --------
                                                               $622,330       $630,143
                                                               ========       ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 69,334       $ 72,452
  Accrued expenses..........................................     38,525         32,995
  Current portion of long-term liabilities..................      2,443          2,557
                                                               --------       --------
          Total Current Liabilities.........................    110,302        108,004
Long-Term Liabilities, less current portion
  Long-term debt............................................    334,504        339,813
  Other postretirement benefits.............................     24,748         25,470
  Other.....................................................      1,886          1,840
                                                               --------       --------
                                                                361,138        367,123
Shareholder's Equity
  Common Stock, par value $1 a share........................        -0-            -0-
  Additional paid-in capital................................     64,844         64,844
  Retained earnings.........................................     87,418         91,024
  Accumulated other comprehensive earnings (loss)...........     (1,372)          (852)
                                                               --------       --------
                                                                150,890        155,016
                                                               --------       --------
                                                               $622,330       $630,143
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Net sales.......................................  $204,539    $186,917    $410,899    $358,320
Cost of products sold...........................   167,246     153,104     337,329     293,540
                                                  --------    --------    --------    --------
  Gross profit..................................    37,293      33,813      73,570      64,780
Selling, general and administrative expenses....    21,298      20,166      42,335      38,118
                                                  --------    --------    --------    --------
  Operating income..............................    15,995      13,647      31,235      26,662
Interest expense................................     7,720       5,693      15,225      11,071
Loss on sale of Kay Home Products...............    15,318         -0-      15,318         -0-
                                                  --------    --------    --------    --------
  Income (loss) before income taxes.............    (7,043)      7,954         692      15,591
Income taxes....................................     1,130       3,389       4,298       6,677
                                                  --------    --------    --------    --------
  Net income (loss).............................  $ (8,173)   $  4,565    $ (3,606)   $  8,914
                                                  ========    ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                          ACCUMULATED
                                                                             OTHER
                                               ADDITIONAL                COMPREHENSIVE
                                     COMMON     PAID-IN      RETAINED      EARNINGS
                                     STOCK      CAPITAL      EARNINGS       (LOSS)         TOTAL
                                     ------    ----------    --------    -------------    --------
                                                        (DOLLARS IN THOUSANDS)
Balance January 1, 2000............   $-0-      $64,844      $91,024        $  (852)      $155,016
Comprehensive income:
  Net loss.........................                           (3,606)                       (3,606)
  Foreign currency translation
     adjustment....................                                            (520)          (520)
                                                                                          --------
     Comprehensive income (loss)...                                                         (4,126)
                                      ----      -------      -------        -------       --------
Balance June 30, 2000..............   $-0-      $64,844      $87,418        $(1,372)      $150,890
                                      ====      =======      =======        =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................   $(3,606)     $ 8,914
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    10,520       10,326
     Loss on sale of Kay Home Products......................    15,318          -0-
                                                               -------      -------
                                                                22,232       19,240
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
     Accounts receivable....................................   (13,841)      (1,986)
     Inventories and other current assets...................    (2,859)     (10,033)
     Accounts payable and accrued expenses..................     2,588        5,659
     Other..................................................    (4,707)      (8,109)
                                                               -------      -------
       Net Cash Provided by Operating Activities............     3,413        4,771
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (9,584)      (9,092)
  Costs of acquisitions, net of cash acquired...............       -0-      (35,664)
  Proceeds from sale of Kay Home Products...................     9,177          -0-
  Purchase of investments...................................       -0-         (445)
                                                               -------      -------
     Net Cash (Used) by Investing Activities................      (407)     (45,201)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    14,000       49,000
  Issuance of 9.25% Senior Subordinated Notes, net of
     deferred financing costs...............................       -0-       49,508
  Payments on debt..........................................   (19,422)     (56,129)
                                                               -------      -------
     Net Cash (Used) Provided by Financing Activities.......    (5,422)      42,379
                                                               -------      -------
     (Decrease)Increase in Cash and Cash Equivalents........    (2,416)       1,949
     Cash and Cash Equivalents at Beginning of Period.......     5,625        4,320
                                                               -------      -------
     Cash and Cash Equivalents at End of Period.............   $ 3,209      $ 6,269
                                                               =======      =======

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2000

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B -- ACQUISITIONS AND DISPOSITION

     During 1999, the Company acquired all of the stock of The Metalloy Corporation ("Metalloy"), Columbia Nut and Bolt Corp. ("Columbia"), Industrial Fasteners Corporation ("Industrial"), M.P. Colinet ("Colinet") and substantially all of the assets of St. Louis Screw and Bolt ("St. Louis Screw") and PMC Industries, Inc. ("PMC") for cash. Metalloy is a full service aluminum casting and machining company. Columbia and Industrial are logistics providers of "Class C" production components. St. Louis Screw is a manufacturer of bolts and PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of each of these businesses prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     On June 30, 2000 the Company completed the sale of substantially all of the assets of Kay Home Products, which was part of the Manufactured Products segment, for cash of approximately $9.2 million and recorded a loss of approximately $15.3 million. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30     DECEMBER 31
                                                                2000         1999
                                                              --------    -----------
In process and finished goods...............................  $155,539     $160,648
Raw materials and supplies..................................    29,782       31,622
                                                              --------     --------
                                                              $185,321     $192,270
                                                              ========     ========

NOTE D -- ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and subsequently amended in June 2000, to provide guidance on its implementation. Statement 133 requires derivatives to be recorded on the balance sheet at fair value and establishes accounting for three different types of hedges:

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES hedges of changes in fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Statement 133, as delayed by the issuance of Statement 138, is effective for years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with APB Opinion No. 20 and FASB Statement No. 3.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25," which is effective July 1, 2000. This interpretation clarifies various accounting issues for stock compensation plans. The Company has determined that the interpretation will not have a significant effect on its financial statements.

NOTE E -- SEGMENTS

     The Company manages its business based upon three operating segments:
Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading national supplier of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of manufacturing businesses that design and manufacture a broad range of high quality products for specific customer applications. Intersegment sales are immaterial.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Results by Business Segment were as follows:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30                 JUNE 30
                                                 --------------------    --------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
                                                            (DOLLARS IN THOUSANDS)
Net sales:
     ILS.......................................  $129,862    $109,123    $264,591    $215,535
     Aluminum products.........................    31,283      37,128      65,064      68,747
     Manufactured products.....................    43,394      40,666      81,244      74,038
                                                 --------    --------    --------    --------
                                                 $204,539    $186,917    $410,899    $358,320
                                                 ========    ========    ========    ========
Income (loss) before income taxes:
     ILS.......................................  $ 12,085    $ 10,030    $ 25,715    $ 20,995
     Aluminum products.........................     2,646       4,144       5,276       7,115
     Manufactured products.....................     3,948       2,131       5,789       3,103
                                                 --------    --------    --------    --------
                                                   18,679      16,305      36,780      31,213
Amortization of excess purchase price over net
  assets acquired..............................      (988)       (894)     (1,981)     (1,708)
Corporate costs................................    (1,696)     (1,764)     (3,564)     (2,843)
Interest expense...............................    (7,720)     (5,693)    (15,225)    (11,071)
Loss on the sale of Kay Home Products..........   (15,318)        -0-     (15,318)        -0-
                                                 --------    --------    --------    --------
                                                 $ (7,043)   $  7,954    $    692    $ 15,591
                                                 ========    ========    ========    ========

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Identifiable assets were as follows:
     ILS....................................................  $349,095      $343,522
     Aluminum products......................................   107,282        97,717
     Manufactured products..................................   154,417       170,267
     General corporate......................................    11,536        18,637
                                                              --------      --------
                                                              $622,330      $630,143
                                                              ========      ========

NOTE F -- RECLASSIFICATION

     Certain amounts have been reclassified to conform to current year presentation.

NOTE G -- INVOLUNTARY CONVERSION OF ASSETS

     On June 6, 2000 the Company experienced a fire at one of its manufacturing facilities located in Cicero, Illinois. The Company carries both property damage and business interruption insurance, and as a result, does not expect the fire to have a material adverse impact on the Company's financial results. The total loss from business interruption, extra expenses and property damage has not been determined. The deductible portion of the loss was recorded during the quarter ended June 30, 2000. The Company has recorded the book value of property damaged by the fire as a receivable which is included in other current assets at June 30, 2000.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, the consolidated statement of shareholder's equity for the six-month period ended June 30, 2000 and the consolidated statements of cash flows for the six-month period ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
July 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The financial information for the six and three-month periods ended June 30, 2000 is not directly comparable on a period-to-period basis to the financial information for the six and three-month periods ended June 30, 1999 due to acquisitions and a divestiture made subsequent to the second quarter of 1999. In July 1999, the Company acquired all of the shares of Columbia Nut and Bolt Corp. ("Columbia") and Industrial Fasteners Corporation ("Industrial"). Columbia and Industrial are logistics providers of "Class C" production components. In September 1999, the Company acquired all of the shares of M.P. Colinet ("Colinet"). Colinet provides capital equipment and associated parts for the oil drilling industry and is complementary to PMC Industries, a subsidiary of the Company acquired in February 1999. These acquisitions are accounted for as purchases and consequently their results are included in the consolidated financial statements from their respective dates of acquisition. On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million and recorded a pretax loss of approximately $15.3 million. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

OVERVIEW

     The Company operates diversified manufacturing and logistics businesses that serve a wide variety of industrial markets. The Company has three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products, and Manufactured Products. ILS is a leading national supplier of "Class C" production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective procurement solutions. The principal customers of ILS are in the transportation, industrial, electrical and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck and aerospace industries.

     Between 1993 and 1999, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 40% compound annual growth rate ("CAGR"), from $94.5 million to $717.2 million, and income from continuing operations on a fully taxed basis increased at a 38% CAGR from $2.4 million to $16.4 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. Historically, the Company has acquired under-performing businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under total fastening service ("TFS") contracts and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and June 30, 2000, the Company's continuing operations incurred $96.5 million of capital expenditures, the majority of which was used to expand and upgrade existing manufacturing facilities and enhance the Company's management information systems.

RESULTS OF OPERATIONS

First Half 2000 versus First Half 1999

     Net sales increased by $52.6 million, or 15%, from $358.3 million for the first half of 1999 to $410.9 million for the first half of 2000. Of the $52.6 million in growth for the first half, $39.1 million represented organic growth, primarily ILS, while the remainder was from acquisitions made subsequent to June 30, 1999. For ILS, net sales increased 23%, or $49.1 million, of which $35.6 million related to internal growth (a 17% internal growth rate) and the remainder to the acquisitions of Columbia and Industrial. For Aluminum Products, net sales decreased 5%, or $3.7 million, resulting from an $8.8 million decrease related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, partially offset by a $5.1 million increase in sales from internal growth. For Manufactured Products, net sales increased 10%, or $7.2 million, related to internal growth. Because it closed on June 30, 2000, the divestiture of Kay Home Products did not affect Manufactured Products net sales for the first half of 2000.

     Gross profit increased by $8.8 million, or 14%, from $64.8 million for the first half of 1999 to $73.6 million for the first half of 2000. Of the increase in gross profit, $4.7 million was attributable to the organic increase in sales and the remainder to acquisitions. The Company's consolidated gross margin decreased to 17.9% for the first six months of 2000 from 18.1% for the first six months of 1999. This decrease in consolidated gross margin was due to decreased margins in both the Aluminum Products and ILS segments offset by an increase in gross margins in the Manufactured Products segment. For Aluminum Products, the decrease in gross margins related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, resulting in the allocation of fixed manufacturing overhead over a smaller production base. The decrease in gross margins in the ILS segment related to a shift in product mix to lower margin items. The increase in margins in the Manufactured Products segment resulted from increased sales of higher margin products, particularly in the oil drilling capital equipment business, and from increased production levels which allocated fixed overhead costs over a larger productive base.

     Selling, general and administrative ("SG&A") expenses increased by 11% to $42.3 million for the first six months of 2000 from $38.1 million for the first six months of 1999. The increase was related to recent acquisitions and to increased sales. Columbia and Industrial, acquired in July 1999, incurred $2.0 million of SG&A expenses in the first six months of 2000. In the first half of 2000, SG&A costs benefited from an increase in net pension credits of $1.8 million, reflecting favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales decreased to 10.3% for the first six months of 2000 from 10.6% for the first six months of 1999.

     Interest expense increased by $4.1 million from $11.1 million for the first six months of 1999 to $15.2 million for 2000 due to higher average debt outstanding during the current period and higher average interest rates in 2000 versus 1999. During the first six months of 2000, the Company averaged outstanding borrowings of $344.5 million as compared to $270.9 million for the first six months of 1999. The $73.6 million increase in outstanding borrowings related to acquisitions in the preceding twelve months and to increases in working capital. The average interest rate of 8.84% for the six months ended June 30, 2000 was 67 basis points higher than the average rate of 8.17% for 1999. This rate increase was due to both the $50 million add-on in June 1999 to the Company's Senior Subordinated Notes at 9.25%, and to increased rates on the Company's revolving credit facility caused by Federal Reserve actions.

     Before considering the tax effect of the divestiture of Kay Home Products, the effective income tax rate for the six-month period ended June 30, 2000 was 41%, while for the six months ended June 30, 1999 it was 43%. The decrease in tax rate resulted from the relative reduction of non-deductible goodwill for tax purposes and to a corresponding increase in research and experimental credits. The divestiture of Kay Home Products generated a book loss of $15.3 million, ($13.2 million net of tax). The effective income tax rate for the first half of 2000 was impacted by the $10.2 million of non-deductible goodwill associated with the business sold.

Second Quarter 2000 versus Second Quarter 1999

     Net sales increased by $17.6 million, or 9%, from $186.9 million for the quarter ended June 30, 1999 to $204.5 million for the three months ended June 30, 2000. Of the $17.6 million in growth for the quarter, $6.5 million represented organic growth, primarily ILS, while the remainder was from acquisitions made subsequent to June 30, 1999. For ILS, net sales increased 19%, or $20.7 million, of which $9.6 million related to internal growth (a 9% internal growth rate) and the remainder to the acquisitions of Columbia and Industrial. For Manufactured Products, net sales increased by $2.7 million related to internal growth. Because it closed on June 30, 2000, the divestiture of Kay Home Products did not affect net sales for the second quarter. For Aluminum Products, net sales decreased 16%, or $5.8 million, resulting from an $8.0 million decrease related to the ending of sales contracts at Metalloy which were expected at the time of its purchase in 1999, partially offset by a $2.2 million increase in sales from internal growth.

     Gross profit increased by $3.5 million, or 10%, from $33.8 million for the quarter ended June 30, 1999 to $37.3 million for the quarter ended June 30, 2000. Of the increase in gross profit, $1.1 million was attributable to an organic increase in sales and the remainder to acquisitions. The Company's consolidated gross margin increased to 18.2% for the current period from 18.1% for the quarter ended June 30, 1999. Manufactured Products experienced increased margins compared to the year earlier period, resulting primarily from increased production activity, which allocated fixed overhead costs over a larger productive base. Aluminum Products' gross margins declined slightly due to decreased production volumes, which allocated fixed overhead over a smaller production base. Gross Margins also declined slightly at ILS as a result of a shift in product mix.

     Selling, general and administrative ("SG&A") expenses increased by 6% to $21.3 million for the quarter ended June 30, 2000 from $20.2 million for the quarter ended June 30, 1999. The increase was related to Columbia and Industrial, acquired in July, 1999, which incurred $.9 million of SG&A expenses in the second quarter of 2000, and to increased sales. In second quarter 2000, SG&A expenses benefited from an increase in net pension credits of $1.0 million, reflecting favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales decreased to 10.4% in the second quarter of 2000 from 10.8% in the second quarter of 1999.

     Interest expense increased by $2.0 million from $5.7 million in second quarter 1999 to $7.7 million in 2000 due to higher average debt outstanding during the current period and higher average interest rates in 2000 versus 1999. For the quarter ended June 30, 2000, the Company averaged outstanding borrowings of $344.7 million as compared to $276.5 million outstanding for the quarter ended June 30, 1999. The $68.2 million increase in outstanding borrowings related to acquisitions in the preceding twelve months and to increases in working capital. The average interest rate of 8.96% for second quarter 2000 was 72 basis points higher than the average rate of 8.24% for 1999. This rate increase was due to both the $50 million add-on in June 1999 to the Company's Senior Subordinated Notes at 9.25%, and to increased rates on the Company's revolving credit facility caused by Federal Reserve actions.

     Before considering the tax effect of the divestiture of Kay Home Products, the effective income tax rate for the quarter ended June 30, 2000 was 41%, while for the quarter ended June 30, 1999 it was 43%. The decrease in tax rate results from the relative reduction of non-deductible goodwill for tax purposes and to a corresponding increase in research and experimental credits. The divestiture of Kay Home Products generated a book loss of $15.3 million ($13.2 million net of tax). The effective income tax rate for the second quarter of 2000 was impacted by the $10.2 million of non-deductible goodwill associated with the business sold.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     As a result of the significant growth in our net sales and operating income in recent years, seasonal fluctuations have been mitigated. However, the Company's results of operations are typically stronger in the first six months rather than the last six months of each calendar year due to scheduled plant maintenance in the third quarter coinciding with customer plant shutdowns and to holidays in the fourth quarter.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999, have been reviewed by Ernst & Young LLP, our independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (15)  Letter re: unaudited financial information
        (27)  Financial data schedule (Electronic filing only)

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PARK-OHIO INDUSTRIES, INC.
                                          --------------------------------------
                                                       (Registrant)

                                          By   /s/ RICHARD PAUL ELLIOTT
                                          --------------------------------------
                                          Name:  Richard Paul Elliott
                                          Title:   Vice President and Chief
                                               Financial Officer

                                          Dated         August 14, 2000
                                          --------------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBIT
-------
  (15)     Letter re: unaudited financial information
  (27)     Financial data schedule (Electronic filing only)