Form 10-K405
period 2000-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2001-04-02
CIK 1068148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM  _________________ TO  _________________

                         COMMISSION FILE NUMBER 0-3134

                           PARK-OHIO INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        OHIO                                                     34-6520107
- -----------------------------------------------------       -----------------------------------------------------
           (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)

                 23000 EUCLID AVENUE
                   CLEVELAND, OHIO                                                  44117
- -----------------------------------------------------       -----------------------------------------------------
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

     The registrant meets the conditions set forth in General Instructions I1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of March 29, 2001, 100 shares of the registrant's common stock, $1 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Park-Ohio Industries, Inc. ("Park-Ohio"), a wholly-owned subsidiary of Park-Ohio Holdings Corp. ("Holdings"), was incorporated as an Ohio corporation in January, 1985. Park-Ohio, primarily through its subsidiaries is a leading provider of logistics services and a manufacturer of highly engineered products. Reference herein to the "Company" includes, where applicable, Park-Ohio and its direct and indirect subsidiaries and its predecessor companies, which have operated for more than 150 years.

     The Company operates through three segments, Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products, which serve a wide variety of industrial markets. ILS is a leading logistics provider of Class C production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management solutions to major OEMs. The principal customers of ILS are OEMs in the heavy duty truck, vehicles parts and accessories, industrial equipment, electrical controls, HVAC, appliances and motors, and lawn and garden industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck, oil and aerospace industries. Between 1995 and 2000, the Company grew significantly, through both internal growth and acquisitions. Over this period, the Company's net sales increased from $289.5 million to $754.7 million, income from continuing operations before income taxes on a pro forma basis excluding the loss on the sale of Kay Home Products increased from $12.9 million to $23.2 million, and EBITDA increased from $24.9 million to $68.9 million excluding $5.2 in gains from fire insurance. As of December 31, 2000, the Company employed approximately 3,800 persons.

OPERATIONS

     The following chart highlights the Company's three business segments, the primary industries they serve and the key products they sell.

                                                                                     NET SALES
                                                                                      FOR THE
                                                                                     YEAR ENDED
                                                                                      DEC. 31,
       SEGMENT          PRIMARY INDUSTRIES SERVED       SELECTED PRODUCTS/SERVICES      2000
       -------          -------------------------       --------------------------   ----------
                                                                                     (MILLIONS)
INTEGRATED LOGISTICS   Heavy duty truck, vehicle       Supply chain management         $482.3
  SOLUTIONS            parts and accessories,          programs, procurement and
                       industrial equipment,           engineering of a wide
                       electrical controls, HVAC       variety of industrial
                       appliances and motors, lawn     components.
                       and garden

                                                                                     NET SALES
                                                                                      FOR THE
                                                                                     YEAR ENDED
                                                                                      DEC. 31,
       SEGMENT          PRIMARY INDUSTRIES SERVED       SELECTED PRODUCTS/SERVICES      2000
       -------          -------------------------       --------------------------   ----------
                                                                                     (MILLIONS)
ALUMINUM PRODUCTS      Automotive                      Engineering and                  111.4
                                                       manufacturing of the
                                                       following: Aluminum castings
                                                       such as transmission pump
                                                       housings, pinion carriers,
                                                       clutch retainers, intake
                                                       manifolds, oil filter
                                                       adapters and other die, sand
                                                       and permanent mold machined
                                                       castings.
MANUFACTURED PRODUCTS  Automotive, aerospace,          Engineering and                 $161.0
                       railroad, steel, oil and        manufacturing of the
                       truck                           following: forged and
                                                       machined products such as
                                                       aircraft landing gears,
                                                       locomotive crankshafts and
                                                       camshafts; induction heating
                                                       systems; industrial rubber
                                                       products; and oil pipe
                                                       threading systems.

INTEGRATED LOGISTICS SOLUTIONS

     ILS is a leading provider of cross-industry supply chain management services and specializes in the process of planning, implementing, and managing the physical flow of production components to large OEMs from the point of origin to the point of use. ILS operates out of branches located throughout the United States, Canada, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. ILS generated net sales of $482.3 million, or 64% of the Company's net sales for the year ended December 31, 2000.

     OEMs continue to make it a priority to reduce their total cost of purchasing and handling of production components. Due to the low unit cost and the large number of different Class C items used to manufacture or assemble a single product, administrative and overhead costs comprise a substantial portion of an OEM's Class C related costs. ILS provides a wide array of value-added services and is a reliable source for just-in-time delivery and is well positioned to capitalize on these trends. In addition, OEMs are increasingly relying on suppliers to provide design and applications-engineering support, enabling more efficient use of internal engineering resources thereby allowing ILS to increase the amount of low unit cost items supplied to OEMs.

     Products and Services. Supply chain management, which is ILS' primary focus for future growth, involves offering customers supply chain management services and comprehensive, on-site management for most of their Class C production component needs. Class C components are characterized by low per unit costs relative to the indirect costs of vendor management, and quality assurance, inventory management and delivery to the production line. Examples of Class C items include nuts, bolts, screws, washers, rivets, clips, clamps, cable ties, caps and various plastics and rubber components. In addition, ILS delivers a broad range of higher cost per unit products such as valves, fittings, steering components and many others. Supply chain management customers receive various value-added services, such as part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appro-priate Class C components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product.

     Supply chain management services are typically provided to customers pursuant to supply chain services contracts. These agreements enable ILS' customers to both reduce procurement costs and better focus on their core manufacturing competencies by: (i) significantly reducing the administrative and labor costs associated with Class C component procurement by outsourcing certain internal purchasing, quality control and inventory fulfillment responsibilities;
(ii) reducing the amount of working capital invested in inventory; (iii) achieving purchasing efficiencies as a result of vendor consolidation; and (iv) receiving technical expertise in the selection of Class C and other components for certain manufacturing processes. Although supply chain services are often inventory sensitive, management believes that such agreements foster longer-lasting supply relationships with customers, who increasingly rely on the Company for their Class C production component needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to supply chain service agreements have increased significantly in recent years and represented over 69% of ILS' net sales for the year ended December 31, 2000. ILS' remaining sales are generated through the wholesale supply of industrial products to OEMs, other manufacturers and distributors pursuant to master or authorized distributor relationships.

     ILS also engineers and manufactures precision cold formed and cold extruded products including locknuts, SPAC(R) nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. ILS produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, truck and railroad industries.

     Markets and Customers. In 2000, approximately 87% of ILS' net sales were to domestic customers. Remaining sales were primarily to Canada, Mexico and the United Kingdom. Supply chain management services and Class C components are used extensively by OEMs in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     ILS markets and sells its services to over 15,000 customers domestically and internationally. The principal markets served by ILS are transportation equipment, including manufacturers of heavy trucks and recreational vehicles; vehicle parts and accessories; industrial equipment; electrical equipment, including manufacturers of electrical controls; appliances and motors; lawn and garden equipment and HVAC. The four largest customers, of which ILS sells to multiple operating divisions or locations, accounted for approximately 24% of sales of ILS. Three of the four largest customers are in the heavy duty truck industry. The loss of any one of these customers would have a material adverse effect on this segment.

     Competition. There are numerous competitors in the supply chain services industry. Management believes that substantially all of ILS' competitors operate on a regional basis and do not provide customers with the wide array of supply chain management services offered by ILS. ILS competes primarily on the basis of its value-added services, delivery capabilities, geographic reach, extensive product selection, price and reputation for high service levels with primarily domestic competitors who are capable of providing inventory management programs.

ALUMINUM PRODUCTS

     The Aluminum Products segment generated net sales of $111.4 million, or 15% of the Company's net sales for the year ended December 31, 2000. Aluminum permanent mold, sand-casted, and die-casted products are produced at Aluminum Products multiple locations in four states. Management believes Aluminum Products is one of the few automotive part suppliers that has the capabilities of providing high volume, automotive quality permanent mold, sand-casted and die-casted products.

     Aluminum Products' cast aluminum parts are manufactured primarily for automotive OEMs. Aluminum Products' principal automotive products include: transmission pump housings, intake manifolds, planetary pinion carriers, oil filter adapters, clutch retainers, rotor castings and bearing cups. Aluminum

Products also provides value-added services such as secondary casting, machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by automotive OEMs for aluminum castings has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing its structural integrity. Management believes this replacement trend will continue as government standards regarding fuel efficiency become increasingly stringent. Aluminum Products sells its products primarily to automotive and non-automotive customers located in North America. The three largest customers, of which Aluminum Products sells to multiple operating divisions, accounted for approximately 89% of Aluminum Products sales in 2000. The loss of any one of these customers would have a material adverse effect on this segment. The domestic aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (i) engineer and manufacture high quality, cost effective, machined castings in large volumes;
(ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the automotive industry's stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is structured to benefit as automotive OEMs continue to consolidate their supplier base.

MANUFACTURED PRODUCTS

     The Manufactured Products segment includes forged and machined products, capital equipment, and industrial rubber products. Manufactured Products generated net sales of $161 million, or 21% of the Company's net sales for the year ended December 31, 2000. The three largest customers, of which Manufactured Products sells to multiple operating divisions, accounted for approximately 24% of Manufactured Products sales in 2000. The loss of business from any one of these customers would have a material adverse effect on this segment.

     The Company's forged and machined products business is carried out at three operating units consisting of Park Drop Forge, Ohio Crankshaft, and Park-Ohio Structural Hardware. The forging process enables metal to be shaped while generally retaining higher structural integrity than metal shaped through other processes. Park Drop Forge manufactures closed-die metal forgings of up to 6,000 pounds, including crankshafts and aircraft landing gears. Park Drop Forge's products are sold primarily to machining companies, including Ohio Crankshaft and subassemblers who finish the products for sale to OEMs in the railroad and aerospace industries. Ohio Crankshaft machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives. Park-Ohio Structural Hardware manufactures and machines specialized hardware such as turnbuckles and clevises for construction companies. Its products are manufactured according to customers' specific dimensional and/or strength requirements. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers in the transportation, and construction industries. The Company's forged and machined products business competes domestically and internationally with other small to medium-sized businesses on the basis of product quality and precision.

     The Company manufactures large industrial equipment through its operating units consisting of Tocco, Feco, PMC-Colinet and Ajax. Tocco specializes in the engineering and construction of induction heating systems primarily for the automotive and truck industries. Tocco's induction heating systems are engineered and built to customer specifications and are used primarily by OEMs for surface hardening. Feco produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Feco's principal products include industrial drying and curing ovens for automotive components, metal can curing ovens, specialized conveyor and automation systems for lightweight containers, and plastic and glass bottle coating and finishing systems. PMC-Colinet produces tube threading machines and related parts for the oil drilling industry. Ajax engineers, manufactures and services mechanical forging presses ranging in size from 500 to 8,000 tons that are used worldwide in the automotive and truck manufacturing industries. The Company's capital equipment units compete with large domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

     The Company manufactures injection and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications through three operating units consisting of Castle Rubber, Cicero Flexible Products and Geneva Rubber. Castle manufactures valve seals, power and conveyor rolls and slitter rings. Cicero develops and manufactures injection molded silicone rubber products for customers in the automotive, food processing and consumer appliance industries, such as wire harnesses, spark plug boots and nipples and general sealing gaskets. Geneva manufactures injection molded rubber products for customers in the automotive, telecommunications and heavy truck industries. Its products include primary wire harnesses, transoceanic cable boots and shock and vibration mounts. The industrial rubber products operating units compete primarily on the basis of price and product quality with other domestic small to medium-sized manufacturers of rubber products.

     On June 6, 2000, the Company experienced a fire at its Cicero Flexible Products facility. The Company carries both property damage and business interruption insurance and, as a result, does not expect the fire to have a material adverse impact on the Company's financial results. The total amount due from the insurance company for business interruption, property damage and other related expenses has not been determined. The deductible portion of the loss has been recorded. The Company has received interim payments from its insurance carrier related primarily to replacement of property, plant and equipment destroyed in the fire which resulted in a pre-tax involuntary conversion gain of $5.2 million.

     On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million and recorded a pre-tax loss of approximately $15.3 million.

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

RAW MATERIALS AND SUPPLIERS

     ILS purchases substantially all of its Class C and other components from third party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty fasteners are available from alternative sources. ILS has multiple sources of supply for standard products, but has limited supply sources for certain specialty products. Approximately 25% of ILS' delivered components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, Japan and Korea. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

BACKLOG

     Management believes that backlog is not a meaningful measure for ILS, as a majority of ILS' customers require just-in-time delivery of Class C production components. Management believes that Aluminum Products' and Manufactured Products' backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

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

     The Company has been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws which provide for strict and, under certain circumstances, joint and several liability. The Company is participating in the cost of certain clean-up efforts at several of these sites. The availability of third-party payments or insurance for environmental remediation activities is subject to risks associated with the willingness and ability of the third party to make payments. However, the Company's share of such costs has not been material and based on available information, the Company does not expect its exposure at any of these locations to have a material adverse effect on its results of operations, liquidity or financial condition.

INFORMATION AS TO INDUSTRY SEGMENT REPORTING AND GEOGRAPHIC AREAS

     The information contained under the heading of "Note I -- Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, operating income, identifiable assets and other information by industry segment for the years ended December 31, 2000, 1999, and 1998 is incorporated herein by reference.

RECENT DEVELOPMENTS

     The information contained under the heading of "Note B -- Acquisitions and Disposition" of notes to consolidated financial statements included herein, is incorporated by reference.

ITEM 2. PROPERTIES

     The Company's operations include numerous manufacturing and warehousing facilities located in twenty-five states in the United States and in four other countries. Approximately 48% of the available square footage is owned. In 2000, approximately 42% of the available domestic square footage was used by the ILS segment; approximately 42% was used by the Manufactured Products segment and 16% by the Aluminum Products segment. Approximately 50% of the available foreign square footage was used by the ILS segment and 50% was used by the Manufactured Products segment. In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended uses.

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

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis due to an acquisition and a divestiture made in 2000, acquisitions made in 1999 and 1998, and gains recognized relating to fire insurance in 2000. In September 2000, the Company acquired IBM's plant automation software product lines to form ILS Technology (a new unit within its ILS segment).

     On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million and recorded a pretax loss of approximately $15.3 million. In June 2000, one of the Company's manufacturing plants was destroyed in a fire. In 2000, $5.2 million of pretax involuntary conversion gains were recognized, which represented the difference between replacement cost and net book value of substantially all equipment, the building and tooling destroyed in the fire.

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

In July, the Company acquired all of the shares of Columbia Nut and Bolt Corp. ("Columbia") and Industrial Fasteners Corporation ("Industrial"). Columbia and Industrial are logistics providers of industrial components. During 1998, the Company acquired two businesses for $40.2 million. In October, the Company acquired all of the shares of GIS Industries, Inc. ("Gateway"). Gateway is a logistics provider of fastener-related components and a manufacturer of metal products and fasteners. In April, the Company acquired all of the shares of Direct Fasteners Limited ("Direct"), a logistics provider of fastener related components located in Ontario, Canada. Each of these transactions has been accounted for as a purchase and consequently their results are included in the consolidated financial statements from their respective dates of acquisition.

OVERVIEW

     The Company has three operating segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of Class C production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management services to major OEM's. The principal customers of ILS are in the heavy duty truck, vehicle parts and accessories, industrial equipment, electrical controls, HVAC, appliances and motors and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck, oil and aerospace industries.

     Between 1993 and 2000, the Company has grown significantly, both internally and through acquisitions. Over this period, the Company's net sales increased at a 35% compounded annual growth rate ("CAGR"), from $94.5 million to $754.7 million. Over the same period income on a fully taxed basis, excluding the 2000 effects of the sale of Kay Home Products and fire insurance gains, increased at a 23% CAGR from $2.4 million to $10.3 million.

     Recent growth has been primarily attributable to the Company's strategy of making selective acquisitions in order to complement internal growth. The Company has acquired businesses with potential for: (i) significant cost reductions through improved labor, supplier and customer relations and increased purchasing power and (ii) revenue enhancement due to better asset utilization and management practices, as well as increased access to capital. The Company's internal growth has been driven primarily by the addition of ILS customers under supply chain service agreements and by the leveraging of existing customer relationships in the Aluminum and Manufactured Products segments.

     Between January 1, 1994 and December 31, 2000, the Company's continuing operations incurred $111.9 million of capital expenditures, the majority of which was used to expand existing manufacturing facilities, upgrade equipment and enhance the Company's management information systems.

RESULTS OF OPERATIONS

  2000 versus 1999

     Net sales increased by $37.5 million, or 5%, from $717.2 million in 1999 to $754.7 million in 2000. Of this, $9.9 million represented organic growth. Net sales grew $27.6 million from acquisitions made in the second half of 1999 and in 2000 partially offset by the divestiture in 2000. For ILS, net sales increased 9%, or $39.2 million, of which $16.1 million related to internal growth and $23.1 million related to acquisitions made in July 1999 and September 2000. For Manufactured Products, sales increased 10%, or $14.0 million, of which $9.5 million related to organic growth and $4.5 million growth resulted from acquisitions net of divestiture. For Aluminum Products, net sales decreased 12%, or $15.7 million, primarily due to the ending of certain sales contracts at Metalloy, which was expected at the time of its purchase in 1999, partially offset by organic growth. During the second half of 2000, sales volumes to heavy truck customers (primarily in the ILS segment) dropped significantly while sales volumes to automotive customers (primarily in the Aluminum Products segment) weakened in the fourth quarter. Management anticipates weakness in the truck and automotive sectors will continue in 2001.

     Gross profit increased by $3.7 million, or 3%, from $125.8 million in 1999 to $129.5 million in 2000 and is primarily related to acquisitions made in 1999 and 2000. The Company's consolidated gross margin was approximately 17.2% in 2000 and 17.5% in 1999. Margin declined in 2000 partially due to the effects of a strike at Park Drop Forge which was settled in December.

     Selling, general and administrative costs increased by 11% to $80.6 million for 2000 from $72.4 million for 1999. The increase was primarily related to recent acquisitions. During 2000, selling, general and administrative expenses benefited from an increase in net pension credits of $2.8 million, reflecting favorable investment returns on pension plan assets. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.7% during the current period and 10.1% for 1999.

     Interest expense increased by $6.0 million from $24.8 million in 1999 to $30.8 million in 2000 due to higher average debt outstanding and higher average interest rates during 2000. For the year ended December 31, 2000, the Company averaged outstanding borrowings of $342.4 million as compared to $294.6 million for 1999. The $47.8 million increase related primarily to acquisitions completed during the second half of 1999. The average borrowing rate of 9.00% for the year ended December 31, 2000 is 60 basis points higher than the average rate of 8.40% for 1999. This rate increase was due both to the $50 million 9.25% Senior Subordinated Notes issued in June 1999, and to increased interest rates on the Company's bank revolving credit facility, primarily caused by Federal Reserve action.

     Before considering the tax effect of the sale of Kay Home Products and the gain on fire insurance, the effective income tax rate for 2000 was 41%, while for 1999 it was 43%. The decrease in tax rate resulted from creating a foreign sales corporation and an increase in research and experimental credits. The divestiture of Kay Home Products generated a book loss of $15.3 million, but only reduced income taxes by $2.1 million due to the exclusion of goodwill as a deduction for tax purposes. Income taxes of $2.1 million were provided for the $5.2 million pretax fire insurance gain. At December 31, 2000, subsidiaries of the Company had $5.7 million of net operating loss carry forwards for federal tax purposes.

  1999 versus 1998

     Net sales increased by $165.4 million, or 30%, from $551.8 million in 1998 to $717.2 million in 1999. This growth resulted primarily from acquisitions and related to the ILS and the Aluminum Products segments. For ILS, the growth in net sales amounted to $78.5 million of which $51.7 million related to acquisitions and the remainder was organic growth. For Aluminum Products, net sales increased by $87.3 million of which $81.2 million related to the acquisition of Metalloy and the remainder to internal growth.

     Gross profit increased by $29.2 million, or 30%, from $96.6 million in 1998 to $125.8 million in 1999 and is directly related to acquisitions made in 1999. The Company's consolidated gross margin of approximately 17.5% was the same for both periods.

     Selling, general and administrative costs increased by 29% to $72.4 million for 1999 from $56.3 million for 1998. The increase was related to acquisitions. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.1% during 1999 and 10.2% for 1998.

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

     The effective income tax rate for 1999 and 1998 was 43%. At December 31, 1999, subsidiaries of the Company had $1.1 million of net operating loss carry forwards for federal tax purposes.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated levels and funding of capital expenditures and credit availability. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in the Company's relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates and tax rates; the ability of the Company to meet various covenants, including financial covenants, contained in its credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing the Company's potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................     12
Consolidated Balance Sheets -- December 31, 2000 and
  December 31, 1999.........................................     13
Consolidated Statements of Income -- Years Ended December
  31, 2000, 1999 and 1998...................................     14
Consolidated Statements of Shareholder's Equity -- Years
  Ended December 31, 2000, 1999 and 1998....................     15
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2000, 1999 and 1998..........................     16
Notes to Consolidated Financial Statements..................     17

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
March 26, 2001

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  2,552     $  5,625
  Accounts receivable, less allowances for doubtful accounts
    of $3,292 in 2000 and $3,296 in 1999....................   117,318      112,896
  Inventories...............................................   189,023      192,270
  Other current assets......................................    14,849        6,354
                                                              --------     --------
         Total Current Assets...............................   323,742      317,145
Property, Plant and Equipment
  Land and land improvements................................     5,993        6,471
  Buildings.................................................    35,026       32,504
  Machinery and equipment...................................   193,444      172,118
                                                              --------     --------
                                                               234,463      211,093
  Less accumulated depreciation.............................   101,757       86,721
                                                              --------     --------
                                                               132,706      124,372
Other Assets
  Excess purchase price over net assets acquired, net of
    accumulated amortization of $12,283 in 2000 and $11,941
    in 1999.................................................   133,612      137,905
  Other.....................................................    46,870       50,721
                                                              --------     --------
                                                              $636,930     $630,143
                                                              ========     ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................  $ 76,041     $ 72,452
  Accrued expenses..........................................    28,822       32,995
  Current portion of long-term liabilities..................     3,904        2,557
                                                              --------     --------
         Total Current Liabilities..........................   108,767      108,004
Long-Term Liabilities, less current portion
  Long-term debt............................................   343,248      339,813
  Other postretirement benefits.............................    24,487       25,470
  Other.....................................................     6,695        1,840
                                                              --------     --------
                                                               374,430      367,123
Shareholder's Equity
  Common stock; par value $1 per share......................       -0-          -0-
  Additional paid-in capital................................    64,844       64,844
  Retained earnings.........................................    91,747       91,024
  Accumulated other comprehensive (loss)....................    (2,858)        (852)
                                                              --------     --------
                                                               153,733      155,016
                                                              --------     --------
                                                              $636,930     $630,143
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                            --------------------------------
                                                              2000        1999        1998
                                                            --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
Net sales.................................................  $754,674    $717,222    $551,793
Cost of products sold.....................................   625,205     591,439     455,167
                                                            --------    --------    --------
  Gross profit............................................   129,469     125,783      96,626
Selling, general and administrative expenses..............    80,633      72,423      56,318
                                                            --------    --------    --------
  Operating income........................................    48,836      53,360      40,308
Non-operating items, net..................................    10,118         -0-         -0-
Interest expense..........................................    30,812      24,752      17,488
                                                            --------    --------    --------
     Income before income taxes...........................     7,906      28,608      22,820
Income taxes..............................................     7,183      12,164       9,726
                                                            --------    --------    --------
          Net income......................................  $    723    $ 16,444    $ 13,094
                                                            ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                      ACCUMULATED
                                                  ADDITIONAL                             OTHER
                                        COMMON     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                        STOCK      CAPITAL     EARNINGS    STOCK     INCOME (LOSS)    TOTAL
                                       --------   ----------   --------   --------   -------------   --------
                                                               (DOLLARS IN THOUSANDS)
Balance at January 1, 1998...........  $10,960     $53,476     $67,486    $(2,087)      $  (825)     $129,010
Comprehensive income:
  Net income.........................                           13,094                                 13,094
  Foreign currency translation
    adjustment.......................                                                      (757)         (757)
                                                                                                     --------
  Comprehensive income...............                                                                  12,337
  Issuance of General Aluminum Mfg.
    Company earn-out shares..........      188       2,306                                              2,494
Exercise of stock options............                  (18)                   257                         239
Purchase of treasury stock...........                                        (238)                       (238)
Corporate reorganization.............  (11,148)      9,080                  2,068                         -0-
Dividends paid.......................                           (3,000)                                (3,000)
                                       --------    -------     -------    -------       -------      --------
Balance at December 31, 1998.........      -0-      64,844      77,580        -0-        (1,582)      140,842
Comprehensive income:
  Net income.........................                           16,444                                 16,444
  Foreign currency translation
    adjustment.......................                                                       730           730
                                                                                                     --------
  Comprehensive income...............                                                                  17,174
Dividends paid.......................                           (3,000)                                (3,000)
                                       --------    -------     -------    -------       -------      --------
Balance at December 31, 1999.........      -0-      64,844      91,024        -0-          (852)      155,016
Comprehensive income (loss):
  Net income.........................                              723                                    723
  Foreign currency translation
    adjustment.......................                                                    (2,006)       (2,006)
                                                                                                     --------
  Comprehensive (loss)...............                                                                  (1,283)
                                       --------    -------     -------    -------       -------      --------
Balance at December 31, 2000.........  $   -0-     $64,844     $91,747        -0-       $(2,858)     $153,733
                                       ========    =======     =======    =======       =======      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income................................................  $    723   $ 16,444   $ 13,094
  Adjustments to reconcile net income to net cash (used)
     provided by operations:
       Gain from fire insurance.............................    (5,200)       -0-        -0-
       Loss on the sale of Kay Home Products................    15,318        -0-        -0-
       Depreciation and amortization........................    20,048     18,698     12,753
       Deferred income taxes................................     6,217      6,904      6,659
                                                              --------   --------   --------
                                                                37,106     42,046     32,506
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable..................................    (7,121)    (5,127)    (2,312)
       Inventories..........................................     3,775    (32,726)   (10,404)
       Accounts payable and accrued expenses................    (7,742)    (2,359)    (7,465)
       Other................................................    (2,983)    (3,290)    (8,193)
                                                              --------   --------   --------
       Net Cash Provided (Used) by Operating Activities.....    23,035     (1,456)     4,132
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........   (24,968)   (22,650)   (22,681)
  Costs of acquisitions, net of cash acquired...............    (3,890)   (65,426)   (40,175)
  Proceeds from the sale of Kay Home Products...............     9,177        -0-        -0-
  Other, net................................................    (6,100)      (445)      (101)
                                                              --------   --------   --------
       Net Cash (Used) by Investing Activities..............   (25,781)   (88,521)   (62,957)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    23,000    101,500     66,000
  Payments on long-term debt................................   (23,327)   (56,726)    (1,670)
  Issuance of 9.25% senior subordinated notes, net of
     deferred financing costs...............................       -0-     49,508        -0-
  Dividends paid............................................       -0-     (3,000)    (3,000)
  Exercise of stock options.................................       -0-        -0-        239
  Purchase of treasury stock................................       -0-        -0-       (238)
                                                              --------   --------   --------
       Net Cash (Used) Provided by Financing Activities.....      (327)    91,282     61,331
       (Decrease) Increase in Cash and Cash Equivalents.....    (3,073)     1,305      2,506
       Cash and Cash Equivalents at Beginning of Year.......     5,625      4,320      1,814
                                                              --------   --------   --------
       Cash and Cash Equivalents at End of Year.............  $  2,552   $  5,625   $  4,320
                                                              ========   ========   ========
  Taxes paid................................................  $  3,261   $  6,892   $  2,326
  Interest paid.............................................    30,194     23,646     17,947

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,956 and $5,098 higher than reported at December 31, 2000 and 1999, respectively.

  Major Classes of Inventories

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
In-process and finished goods...........................  $164,833   $160,648
Raw materials and supplies..............................    24,190     31,622
                                                          --------   --------
                                                          $189,023   $192,270
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

     Excess Purchase Price Over Net Assets Acquired: The Company records amortization of excess purchase price over the fair value of net assets acquired primarily over forty years using the straight-line method. Management periodically evaluates for possible impairment of the current value of these intangibles, and other long-lived assets, through undiscounted cash flow analyses as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which established accounting standards for determining the impairment of long-lived assets to be held and used, certain identifiable intangibles, and goodwill related to those assets and for long-lived assets and certain identifiable intangibles to be disposed of. Amortization expense related to the excess purchase price over net assets acquired totalled $3,907, $3,836 and $2,277 in 2000, 1999 and 1998, respectively.

     Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has two postretirement benefit plans. For the defined benefit plans, benefits are based on the employee's years of service and the Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution plans, the

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

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

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2000 the Company had uncollateralized receivables with seven customers in the automotive and truck industry, each with several locations, approximating $33,466 which represents approximately 29% of the Company's trade accounts receivable. During 2000, sales to these customers amounted to approximately $252,128 which represents 33% of the Company's net sales.

     Impact of Recently Issued Accounting Pronouncements: The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which outlines the basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies, in the fourth quarter of 2000. There was no impact on the Company's financial position or results of operations as a result of the adoption.

     The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. Because of the Company's minimal use of derivatives, adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

     Reclassification: Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current presentation.

NOTE B -- ACQUISITIONS AND DISPOSITION

     On September 30, 2000, the Company acquired IBM's plant automation software product lines and related assets for cash of approximately $3.9 million. The transaction has been accounted for as a

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES purchase and the results of operations prior to the date of acquisition were not deemed to be significant as defined in Regulation S-X.

     On June 30, 2000 the Company completed the sale of substantially all of the assets of Kay Home Products for cash of approximately $9.2 million and recorded a loss of approximately $15.3 million, which is included in non-operating items, net in the consolidated statement of income. Kay Home Products was a non-core business producing and distributing barbecue grills, tray tables, screen houses and plant stands.

     During 1999, the Company acquired all of the stock of The Metalloy Corporation ("Metalloy"), Columbia Nut and Bolt Corp. ("Columbia"), Industrial Fasteners Corporation ("Industrial"), M.P. Colinet ("Colinet") and substantially all of the assets of St. Louis Screw & Bolt Co. ("St. Louis Screw") and PMC Industries ("PMC") for cash of approximately $65.4 million. Metalloy is a full service aluminum casting and machining company. Columbia and Industrial are logistics providers of Class C components. St. Louis Screw is a manufacturer of bolts and PMC and Colinet provide capital equipment and associated parts for the oil drilling industry. Each of these transactions has been accounted for as a purchase. The purchase price and the results of operations of each of these businesses prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

     During 1998, the Company completed the acquisitions of Direct Fasteners Limited ("Direct") and GIS Industries, Inc. ("Gateway"). The transactions have been accounted for as purchases. Direct is a logistics provider of Class C components. Gateway is a logistics provider of industrial components and manufacturer of fabricated metal products and fasteners. The aggregate purchase price and the results of operations of Direct and Gateway prior to their respective dates of acquisition were not deemed to be significant as defined in Regulation S-X.

NOTE C -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                             DECEMBER 31
                                                          ------------------
                                                           2000       1999
                                                          -------    -------
Self-insured liabilities................................  $ 3,267    $ 3,924
Warranty and installation accruals......................    2,662      3,348
Accrued payroll and payroll-related items...............    3,065      3,844
State and local taxes...................................    1,730      2,533
Advance billings........................................      883      2,549
Acquisition liabilities.................................    1,694      2,780
Interest payable........................................    1,882      2,187
Sundry..................................................   13,639     11,830
                                                          -------    -------
     Totals.............................................  $28,822    $32,995
                                                          =======    =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                            DECEMBER 31
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
9.25% Senior Subordinated Notes due 2007..............  $199,930    $200,000
Revolving credit maturing on December 31, 2003........   138,500     138,000
Other.................................................     6,972       2,620
                                                        --------    --------
                                                         345,402     340,620
Less current maturities...............................     2,154         807
                                                        --------    --------
          Total.......................................  $343,248    $339,813
                                                        ========    ========

     In December 2000, Park-Ohio entered into a credit and security agreement with a group of banks (as amended in March, 2001) under which it may borrow up to $180 million. Interest is payable quarterly at either the bank's prime lending rate plus up to 1.25% (9.0% at December 31, 2000) or at Park-Ohio's election at LIBOR plus 1.375% - 3% (8.56% at December 31, 2000). The interest rate is dependent on the Company's ratio of total funded indebtedness to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the credit agreement and is adjusted every quarter. The credit agreement expires on December 31, 2003. The revolving credit is secured by the Company's accounts receivable and inventories.

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

     The weighted average interest rate on all debt was 8.93% at December 31, 2000.

     The fair market value of the Senior Subordinated Notes at December 31, 2000 was approximately $150,947.

     The Company has agreements on which up to $6.7 million in standby letters of credit and commercial letters of credit may be issued. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on standby letters of credit on an annual basis. As of December 31, 2000, in addition to amounts borrowed under the revolving credit agreement, there is $3.8 million outstanding primarily for standby letters of credit. A fee of .25% to .55% is imposed by the bank on the unused portion of available borrowings.

     Maturities of long-term debt during each of the five years following December 31, 2000 are approximately $2,154 in 2001, $910 in 2002, $139,106 in
2003, $352 in 2004 and $334 in 2005.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE E -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $ 9,000    $ 9,400
  Inventory.................................................    5,800      6,700
  Tax net operating loss carryforwards and credits..........    2,000      2,000
  Other -- net..............................................    4,400      1,600
                                                              -------    -------
          Total deferred tax assets.........................   21,200     19,700
Deferred tax liabilities:
  Tax over book depreciation................................   13,200     10,200
  Pension...................................................    9,100      6,500
                                                              -------    -------
          Total deferred tax liabilities....................   22,300     16,700
                                                              -------    -------
Net deferred tax (liabilities) assets.......................  $(1,100)   $ 3,000
                                                              =======    =======

     Income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
Current:
     Federal............................................  $  106    $ 3,007    $1,023
     State..............................................     774      1,246     1,037
     Foreign............................................      86      1,007     1,007
                                                          ------    -------    ------
                                                             966      5,260     3,067
Deferred:
     Federal............................................   5,025      6,029     6,195
     State..............................................   1,192        875       464
                                                          ------    -------    ------
                                                           6,217      6,904     6,659
                                                          ------    -------    ------
Income taxes............................................  $7,183    $12,164    $9,726
                                                          ======    =======    ======

     The reasons for the difference between income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2000      1999       1998
                                                          ------    -------    ------
Computed statutory amount...............................  $2,617    $ 9,662    $7,700
Effect of state income taxes payable....................   1,304      1,400     1,000
Goodwill................................................     715        751       535
Non deductible goodwill write off upon sale of Kay Home
  Products..............................................   3,513        -0-       -0-
Other, net..............................................    (966)       351       491
                                                          ------    -------    ------
Income taxes............................................  $7,183    $12,164    $9,726
                                                          ======    =======    ======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE G -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                   PENSION BENEFITS         OTHER BENEFITS
                                                 --------------------    --------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year........  $ 46,820    $ 45,701    $ 19,720    $ 21,718
Service cost...................................       503         561         157         150
Amendments and other...........................       846         306         -0-         -0-
Acquisitions...................................     2,218       4,686         -0-         -0-
Interest cost..................................     3,529       3,387       1,539       1,449
Plan participants' contributions...............       -0-         -0-         108         118
Actuarial losses (gains).......................     1,135      (3,469)      1,793      (1,516)
Benefits paid..................................    (4,344)     (4,352)     (2,308)     (2,199)
                                                 --------    --------    --------    --------
Benefit obligation at end of year..............  $ 50,707    $ 46,820    $ 21,009    $ 19,720
                                                 ========    ========    ========    ========
CHANGE IN PLAN ASSETS
Fair Value of plan assets at beginning of
  year.........................................  $106,570    $ 83,960    $    -0-    $    -0-
Actual return on plan assets...................     1,869      23,299         -0-         -0-
Acquisitions...................................     3,808       3,504         -0-         -0-
Company contributions..........................       -0-         159       2,200       2,081
Plan participants' contributions...............       -0-         -0-         108         118
Benefits paid..................................    (4,344)     (4,352)     (2,308)     (2,199)
                                                 --------    --------    --------    --------
Fair value of plan assets at end of year.......  $107,903    $106,570    $    -0-    $    -0-
                                                 ========    ========    ========    ========
Funded (underfunded) status of the plan........  $ 57,196    $ 59,750    $(21,009)   $(19,720)
Unrecognized net transition obligation.........      (944)       (380)        -0-         -0-
Unrecognized net actuarial gain................   (28,654)    (39,190)     (4,663)     (6,856)
Unrecognized prior service cost................     1,982       1,686        (565)       (644)
                                                 --------    --------    --------    --------
Prepaid (accrued) benefit cost.................  $ 29,580    $ 21,866    $(26,237)   $(27,220)
                                                 ========    ========    ========    ========
     The prepaid pension benefit is included in other assets.
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................      7.50%       7.75%       7.50%       7.75%
Expected return on plan assets.................      8.25%       8.25%        N/A         N/A
Rate of compensation increase..................      2.50%       2.50%        N/A         N/A

     For measurement purposes, a 6.75% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                              PENSION BENEFITS              OTHER BENEFITS
                                         ---------------------------   ------------------------
                                          2000      1999      1998      2000     1999     1998
                                         -------   -------   -------   ------   ------   ------
COMPONENTS OF NET
  PERIODIC BENEFIT COST
Service costs..........................  $   503   $   561   $   403   $  157   $  150   $  133
Interest costs.........................    3,529     3,387     3,136    1,539    1,449    1,496
Expected return on plan assets.........   (8,599)   (7,062)   (6,642)     -0-      -0-      -0-
Transition obligation..................       23        63        77      -0-      -0-      -0-
Amortization of prior service cost.....      367       229       181      (79)     (79)     (79)
Recognized net actuarial gain..........   (2,574)   (1,132)   (1,225)    (243)    (255)    (343)
                                         -------   -------   -------   ------   ------   ------
Benefit (income) costs.................  $(6,751)  $(3,954)  $(4,070)  $1,374   $1,265   $1,207
                                         =======   =======   =======   ======   ======   ======

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

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                           1-PERCENTAGE     1-PERCENTAGE
                                                               POINT           POINT
                                                             INCREASE         DECREASE
                                                           -------------    ------------
Effect on total of service and interest cost components
  in 2000................................................     $  137           $  117
Effect on post retirement benefit obligation as of
  December 31, 2000......................................     $1,358           $1,192

     The total contribution charged to pension expense for the Company's defined contribution plans was $1,418 in 2000, $1,158 in 1999 and $876 in 1998.

NOTE H -- LEASES

     Rental expense for 2000, 1999 and 1998 was $12,816, $11,814 and $7,056,
respectively. Future minimum lease commitments during each of the five years following December 31, 2000 are as follows: $9,644 in 2001, $7,268 in 2002, $5,117 in 2003, $2,836 in 2004, $1,821 in 2005 and $3,494 thereafter.

NOTE I -- INDUSTRY SEGMENTS

     The Company manages its business based upon three operating segments:
Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of Class C production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, supply chain management services to major OEMs. The principal customers of ILS are in the heavy duty truck, vehicle parts and accessories, industrial equipment, electrical controls, HVAC, appliances and motors and lawn and garden industries. Aluminum Products manufactures cast aluminum components primarily for automotive original equipment manufacturers. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end-users in the automotive, railroad, truck and aerospace industries.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

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

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

                                                                 YEAR ENDED DECEMBER 31
                                                            --------------------------------
                                                              2000        1999        1998
                                                            --------    --------    --------
Net sales
  ILS.....................................................  $482,274    $443,078    $364,546
  Aluminum products.......................................   111,370     127,148      39,871
  Manufactured products...................................   161,030     146,996     147,376
                                                            --------    --------    --------
                                                            $754,674    $717,222    $551,793
                                                            ========    ========    ========
Income before income taxes
  ILS.....................................................  $ 42,118    $ 39,217    $ 34,595
  Aluminum products.......................................     4,947      10,925       1,842
  Manufactured products...................................    12,586      11,214      10,162
                                                            --------    --------    --------
                                                              59,651      61,356      46,599
  Amortization of excess purchase price over net assets
     acquired.............................................    (3,907)     (3,836)     (2,277)
  Corporate costs.........................................    (6,908)     (4,160)     (4,014)
  Interest expense........................................   (30,812)    (24,752)    (17,488)
  Loss on the sale of Kay Home Products...................   (15,318)        -0-         -0-
  Gain from fire insurance................................     5,200         -0-         -0-
                                                            --------    --------    --------
                                                            $  7,906    $ 28,608    $ 22,820
                                                            ========    ========    ========
Identifiable assets
  ILS.....................................................  $349,444    $343,522    $288,713
  Aluminum products.......................................    99,208      97,717      40,063
  Manufactured products...................................   164,524     170,267     147,032
  General corporate.......................................    23,754      18,637      13,746
                                                            --------    --------    --------
                                                            $636,930    $630,143    $489,554
                                                            ========    ========    ========
Depreciation and amortization expense
  ILS.....................................................  $  8,096    $  7,710    $  6,124
  Aluminum products.......................................     5,145       4,929       1,268
  Manufactured products...................................     6,379       5,864       5,173
  General corporate.......................................       428         195         188
                                                            --------    --------    --------
                                                            $ 20,048    $ 18,698    $ 12,753
                                                            ========    ========    ========
Capital expenditures
  ILS.....................................................  $  3,126    $  6,046    $  4,274
  Aluminum products.......................................     7,302       4,963       1,650
  Manufactured products...................................    14,190       8,904      16,666
  General corporate.......................................       350       2,737          91
                                                            --------    --------    --------
                                                            $ 24,968    $ 22,650    $ 22,681
                                                            ========    ========    ========

     The Company had sales of $73,039 in 2000 to Ford Motor Company which represented approximately 10% of consolidated net sales.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In 2000, approximately 88% of the Company's net sales are within the United States, none of the net sales to any foreign country represented more than 6% of the Company's total sales and approximately 92% of the Company's assets are maintained in the United States.

NOTE J -- INVOLUNTARY CONVERSION OF ASSETS

     During 2000, the Company experienced a fire at one of its rubber manufacturing facilities. The Company carries both property damage and business interruption insurance and, as a result, does not expect the fire to have a material adverse impact on the Company's financial results. The total amount due from the insurance company for business interruption, property damage, and other related expenses has not been determined. The deductible portion of the loss has been recorded. The Company has received interim payments from its insurance carrier related primarily to replacement of property, plant and equipment destroyed in the fire which resulted in a pre-tax, involuntary conversion gain of $5.2 million, which is included in non-operating items, net in the consolidated statement of income. The net book value of other property damaged by the fire along with business interruption related expenses have been recorded as a receivable ($8.4 million) which is included in other current assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2000.

                                    PART III

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                PAGE
                                                                ----
  Report of Independent Auditors............................     12
  Financial Statements
     Consolidated balance sheets -- December 31, 2000 and
      1999..................................................     13
     Consolidated statements of income -- years ended
      December 31, 2000, 1999 and 1998......................     14
     Consolidated statements of shareholder's
      equity -- years ended December 31, 2000, 1999 and
      1998..................................................     15
     Consolidated statements of cash flows -- years ended
      December 31, 2000, 1999 and 1998......................     16
     Notes to consolidated financial statements.............     17

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

(b) Reports on Form 8-K filed in the fourth quarter of 2000:

     None

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PARK-OHIO INDUSTRIES, INC.
                                               (Registrant)

                                          By: /s/ RONALD J. COZEAN
                                            ------------------------------------
                                            Ronald J. Cozean, Secretary

Date: March 30, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


                       *                         Chairman, Chief Executive Officer and            March 30, 2001
- ------------------------------------------------ President (Principal Executive Officer)
               Edward F. Crawford                and Director

                       *                         Vice President -- and Chief Financial            March 30, 2001
- ------------------------------------------------ Officer (Principal Financial and
               Richard P. Elliott                Accounting Officer)

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
              Matthew V. Crawford

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
                Kevin R. Greene

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
              Lewis E. Hatch, Jr.

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
               Thomas E. McGinty

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
              Lawrence O. Selhorst

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
               Felix J. Tarorick

                       *                         Director                                         March 30, 2001
- ------------------------------------------------
                 James W. Wert

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 30, 2001                            By: /s/ RONALD J. COZEAN
                                            ------------------------------------
                                          Ronald J. Cozean, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                 EXHIBIT INDEX

EXHIBIT
- -------
  3.1      Amended and Restated Articles of Incorporation of Park-Ohio
           Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of
           Park-Ohio Industries, Inc. for the year ended December 31,
           1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  3.2      Code of Regulations of Park-Ohio Industries, Inc. (filed as
           Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc.
           for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  4.1      Indenture, dated June 3, 1999 by and among Park-Ohio
           Industries, Inc. and Norwest Bank Minnesota, N.A., as
           trustee (filed as Exhibit 4.2 of the Company's Registration
           Statement on Form S-4, filed on July 23, 1999, SEC File No.
           333-83117 and incorporated by reference and made a part
           hereof)
  4.2      Credit and Security Agreement among Park-Ohio Industries,
           Inc., and various financial institutions dated December 22,
           2000.
  4.3      First amendment, dated March 12, 2001, to the Credit and
           Security Agreement among Park-Ohio Industries, Inc. and
           various financial institutions
 10.1      Form of Indemnification Agreement entered into between
           Park-Ohio Industries, Inc. and each of its directors and
           certain officers (filed as Exhibit 10.1 to the Form 10-K of
           Park-Ohio Industries, Inc. for the year ended December 31,
           1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
 12.1      Computation of Ratios
 21.1      List of subsidiaries of Park-Ohio Industries, Inc.
 23.1      Consent of Ernst & Young LLP
 24.1      Power of Attorney