Form 10-K405
period 2001-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2002-03-28
CIK 1068148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                      NONE
             ------------------------------------------------------
                                (TITLE OF CLASS)

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

     All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of March 28, 2002, 100 shares of the registrant's common stock, $1 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Park-Ohio Industries Inc. ("Park-Ohio"), a wholly-owned subsidiary of Park-Ohio Holdings Corp. ("Holdings"), was incorporated as an Ohio corporation in January, 1985. Park-Ohio, primarily through its subsidiaries is a leading provider of logistics services and a manufacturer of highly engineered products. Reference herein to the "Company" includes, where applicable, Holdings, Park-Ohio and its direct and indirect subsidiaries and its predecessor companies, which have operated for more than 150 years.

     The Company operates through three segments, Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, heating, ventilating and air-conditioning ("HVAC"), heavy-duty truck, vehicle parts and accessories, appliances and motors, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy duty truck and construction equipment manufacturers. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers ("OEMs") and end-users in the aerospace, automotive, railroad, truck and oil industries. As of December 31, 2001, the Company employed approximately 3,200 persons.

OPERATIONS

     The following chart highlights the Company's three business segments, the primary industries they serve and the key products they sell.

                                                                                     NET SALES
                                                                                      FOR THE
                                                                                     YEAR ENDED
                                                                                      DEC. 31,
       SEGMENT          PRIMARY INDUSTRIES SERVED       SELECTED PRODUCTS/SERVICES      2001
       -------          -------------------------       --------------------------   ----------
                                                                                     (MILLIONS)
INTEGRATED LOGISTICS   Semiconductor equipment,        Cross-industry supply chain     $417.0
  SOLUTIONS            technology, industrial          management services;
                       equipment, aerospace and        planning, implementing and
                       defense, electrical             managing the physical flow
                       controls, HVAC, heavy duty      of production components to
                       truck, vehicle parts and        large multi-national
                       accessories, appliances and     manufacturing companies
                       motors, lawn and garden
                       equipment
ALUMINUM PRODUCTS      Automotive, agricultural        Engineering and                 $ 84.8
                       equipment, heavy duty truck     manufacturing of aluminum
                       and construction equipment      castings

                                                                                     NET SALES
                                                                                      FOR THE
                                                                                     YEAR ENDED
                                                                                      DEC. 31,
       SEGMENT          PRIMARY INDUSTRIES SERVED       SELECTED PRODUCTS/SERVICES      2001
       -------          -------------------------       --------------------------   ----------
                                                                                     (MILLIONS)
MANUFACTURED PRODUCTS  Aerospace, automotive,          Engineering and                 $134.6
                       railroad, truck and oil         manufacturing of the
                                                       following: forged and
                                                       machined products such as
                                                       aircraft landing gears,
                                                       locomotive crankshafts and
                                                       camshafts; induction heating
                                                       systems; industrial rubber
                                                       products; and oil pipe
                                                       threading systems

INTEGRATED LOGISTICS SOLUTIONS

     ILS is a leading provider of cross-industry supply chain management services and specializes in the process of planning, implementing, and managing the physical flow of production components to large multinational manufacturing companies from the point of manufacturing to the point of use. ILS generated net sales of $417.0 million, or 66% of the Company's net sales for the year ended December 31, 2001. ILS operates out of branches, or logistics services warehouses, located throughout the United States, Canada, Puerto Rico, Mexico and England, and has a central distribution center located in Dayton, Ohio. ILS continues to consolidate its network of branches to reduce costs and serve its customers more efficiently, including planned closure of twenty branches and two manufacturing plants (of which eleven branches and one plant were closed as of December 31, 2001). ILS recorded restructuring and impairment charges related to these closures in the third and fourth quarters of 2001.

     Large, multinational manufacturing companies continue to make it a priority to reduce their total cost of production components. Administrative and overhead costs to source, plan, purchase, quality assure, inventory and handle production components comprise a large portion of total cost. ILS has the size, experience, information systems and focus to reduce these costs substantially while providing reliable just-in-time delivery. ILS also provides a wide array of value-added services which are increasingly demanded by manufacturers.

     Products and Services. Supply chain management, which is ILS' primary focus for future growth, involves offering customers supply chain management services and comprehensive, on-site management for most of their production component needs. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, ILS delivers an increasingly broad range of higher cost production components including valves, fittings, steering components and many others. Supply chain management customers receive various value-added services, such as part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time delivery, electronic billing services and ongoing technical support. ILS also provides engineering and design services to its customers. Applications-engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product.

     Supply chain management services are typically provided to customers pursuant to sole-source supply chain services contracts. These agreements enable ILS' customers to both reduce procurement costs and better focus on their core manufacturing competencies by: (i) significantly reducing the cost of production component procurement by outsourcing many internal purchasing, quality assurance and inventory fulfillment responsibilities; (ii) reducing the amount of working capital invested in inventory;

(iii) achieving purchasing efficiencies and cost reductions as a result of supplier consolidation; and (iv) receiving technical expertise in the selection of production components for certain manufacturing processes. Although supply chain services are often inventory intensive, the Company believes that such agreements foster longer-lasting supply relationships with customers, who increasingly rely on ILS for their production component needs, as compared to traditional buy/sell distribution relationships. Sales pursuant to sole-source supply chain service contracts have increased significantly in recent years and represented over 68% of ILS' total supply chain management sales in 2001. ILS' remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

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

     Markets and Customers. In 2001, approximately 88% of ILS' net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico and the United Kingdom. Supply chain management services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

     ILS markets and sells its services to over 15,000 customers domestically and internationally. The principal markets served by ILS are semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy duty truck, vehicle parts and accessories, appliances and motors, and lawn and garden equipment industries. The five largest customers, within which ILS sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 26% of sales of ILS in 2001. Three of the five largest customers are in the heavy-duty truck industry. The loss of any one of these customers would have a material adverse effect on this segment.

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

ALUMINUM PRODUCTS

     The Aluminum Products segment generated net sales of $84.8 million, or 13% of the Company's net sales for the year ended December 31, 2001. Management believes Aluminum Products is one of the few part suppliers that has the capabilities of providing high volume, high quality permanent mold, sand-cast, die-cast and lost-foam products. Aluminum Products casts and machines these products at multiple locations in four states. In 2001, Aluminum Products closed a casting plant, and consolidated the operations of a machining plant into another existing plant and recorded related restructuring and impairment charges in the fourth quarter of 2001.

     Aluminum Products' cast aluminum parts are manufactured for automotive, agricultural equipment, heavy duty truck and construction equipment OEMs primarily located in North America. Aluminum Products' principal products include: transmission pump housings, intake manifolds, planetary pinion carriers, oil filter adapters, clutch retainers, bearing cups, brackets, oil pans and flywheel spacers. Aluminum Products also provides value-added services such as machining, drilling, tapping and part assembly. Although these parts are lightweight, they possess high durability and integrity characteristics even under extreme pressure and temperature conditions. Demand by OEMs for aluminum castings has increased in recent years as OEMs have sought lighter alternatives to heavier steel and iron components. Lighter aluminum cast components increase an automobile's fuel efficiency without decreasing structural integrity. Management believes this replacement trend will continue as end-users and government standards regarding automotive fuel efficiency become increasingly stringent. The three largest customers, of which Aluminum Products sells to multiple operating divisions through sole source contracts, accounted for approximately 86% of Aluminum Products sales in 2001. The loss of any one of these customers would have a material adverse effect on this segment. The domestic aluminum castings industry is highly competitive. Aluminum Products competes principally on the basis of its ability to: (i) engineer and manufacture high quality, cost effective, machined castings utilizing multiple casting technologies in large volumes; (ii) provide timely delivery; and (iii) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers' stringent quality and service standards enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is structured to benefit as customers continue to consolidate their supplier base.

MANUFACTURED PRODUCTS

     The Manufactured Products segment includes forged and machined products, capital equipment, and industrial rubber products. Manufactured Products generated net sales of $134.6 million, or 21% of the Company's net sales for the year ended December 31, 2001. The five largest customers, within which Manufactured Products sells primarily through sole source contracts to multiple operating divisions, accounted for approximately 22% of Manufactured Products sales in 2001. The loss of business from any one of these customers would have an adverse effect on this segment.

     The Company's forged and machined products business is carried out primarily at two operating units consisting of Park Drop Forge and Ohio Crankshaft. The forging process enables metal to be shaped while generally retaining higher structural integrity than metal shaped through other processes. Park Drop Forge manufactures closed-die metal forgings of up to 6,000 pounds, including crankshafts and aircraft landing gears. Park Drop Forge's products are sold primarily to machining companies, including Ohio Crankshaft and sub-assemblers who finish the products for sale to OEMs in the railroad and aerospace industries. Ohio Crankshaft machines, induction hardens and surface finishes crankshafts and camshafts used primarily in locomotives. Forged and machined products are sold to a wide variety of domestic and international OEMs and other manufacturers in the transportation, and construction industries. The Company's forged and machined products business competes domestically and internationally with other small to medium-sized businesses on the basis of product quality and precision.

     The Company manufactures large industrial equipment through its operating units consisting of Tocco, Feco, PMC-Colinet and Ajax. Tocco specializes in the engineering and construction of induction heating systems primarily for the automotive and truck industries. Tocco's induction heating systems are engineered and built to customer specifications and are used primarily by OEMs for surface hardening. Feco produces complete oven systems that combine heat processing and curing technologies with material handling and conveying methods. Feco's principal products include industrial drying and curing ovens for automotive components, metal can curing ovens, specialized conveyor and automation systems for lightweight containers, and plastic and glass bottle coating and finishing systems. PMC-Colinet produces tube threading machines and related parts for the oil drilling industry. Ajax engineers, manufactures and services mechanical forging presses ranging in size from 500 to 8,000 tons that are used worldwide in the automotive and truck manufacturing industries. In December 2001, the Company finalized plans to discontinue the operations of Ajax and dispose of existing working capital and fixed assets. The Company wrote these assets down to expected realizable value as part of the restructuring and impairment charges recorded in the fourth quarter of 2001. The Company's capital equipment units compete with large domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise.

     The Company manufactures injection and transfer molded products, lathe-cut goods, roll coverings and various items requiring rubber to metal bonding for use in industrial applications through three operating units consisting of Geneva Rubber, Cicero Flexible Products and Castle Rubber. Geneva Rubber manufactures injection molded rubber products for customers in the automotive, telecommunications and heavy truck industries. Its products include primary wire harnesses, transoceanic cable boots and shock and vibration mounts. Cicero Flexible Products develops and manufactures injection molded silicone rubber products for customers in the automotive, food processing and consumer appliance industries, such as wire harnesses, spark plug boots and nipples and general sealing gaskets. The Company has closed the Chicago-area plant of Cicero Flexible Products. Castle Rubber manufactures valve seals, power and conveyor rolls and slitter rings. In December 2001, the Company finalized plans to discontinue operations of Castle Rubber and dispose of existing working capital and fixed assets. The Company wrote down assets to expected realizable values and recorded restructuring and impairment charges in the fourth quarter of 2001 relating to both Cicero and Castle. The industrial rubber products operating units compete primarily on the basis of price and product quality with other domestic small to medium-sized manufacturers of rubber products.

SALES AND MARKETING

     ILS markets its products and services in the United States, Mexico, Canada and Europe, primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. ILS often obtains new customers as a result of referrals from existing customers. Aluminum Products and Manufactured Products primarily market and sell their products in North America through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

RAW MATERIALS AND SUPPLIERS

     ILS purchases substantially all of its production components from third party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty fasteners are available from alternative sources. ILS has multiple sources of supply for standard products, but has limited supply sources for certain specialty products. Approximately 25% of ILS' delivered components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, Japan and Korea. The Company is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

CUSTOMER DEPENDENCE

     The Company has thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding the Company with supplier quality awards. Ford is the only customer accounting for more than 10% of our consolidated sales within the past three years (only in the year 2000).

BACKLOG

     Management believes that backlog is not a meaningful measure for ILS, as a majority of ILS' customers require just-in-time delivery of production components. Management believes that Aluminum Products' and Manufactured Products' backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

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

INFORMATION AS TO INDUSTRY SEGMENT REPORTING AND GEOGRAPHIC AREAS

     The information contained under the heading of "Note I--Industry Segments" of notes to consolidated financial statements included herein, relating to net sales, income before income taxes, identifiable assets and other information by industry segment for the years ended December 31, 2001, 2000, and 1999 is incorporated herein by reference.

RECENT DEVELOPMENTS

     The information contained under the heading of "Note B--Acquisitions and Dispositions" and "Note K--Restructuring and Impairment Charges" of notes to consolidated financial statements included herein, is incorporated by reference.

ITEM 2. PROPERTIES

     The Company's operations include numerous manufacturing and warehousing facilities located in twenty-four states in the United States, and in Puerto Rico, as well as in Belgium, Canada, England and Mexico. Approximately 94% of the available square footage is located in the United States. Approximately 48% of the available square footage is owned. In 2001, approximately 42% of the available domestic square footage was used by the ILS segment; 42% was used by the Manufactured Products segment and 16% by the Aluminum Products segment. Approximately 49% of the available foreign square footage was used by the ILS segment and 51% was used by the Manufactured Products segment. In the opinion of management, Park-Ohio's facilities are generally well maintained and are suitable and adequate for their intended uses.

     The following table provides information relative to the principal facilities of Park-Ohio and its subsidiaries.

RELATED INDUSTRY                                     OWNED OR   APPROXIMATE
    SEGMENT                   LOCATION                LEASED   SQUARE FOOTAGE        USE
----------------              --------               --------  --------------        ---
ILS SEGMENT       Cleveland, OH                      Leased        41,000*      ILS Corporate
                                                                                  Office
                  Dayton, OH                         Leased       155,480       Warehouse
                  Lawrence, PA                       Leased       116,000       Warehouse and
                                                                                Manufacturing
                  St. Paul, MN                       Leased        74,425       Warehouse
                  Atlanta, GA                        Leased        56,000       Warehouse
                  Dallas, TX                         Leased        49,985       Warehouse
                  Nashville, TN                      Leased        44,900       Warehouse
                  Wallaceburg, Ontario, Canada       Leased        43,200       Warehouse
                  Solon, OH                          Leased        42,563       Warehouse
                  Charlotte, NC                      Leased        39,800       Warehouse
                  Kent, OH                           Leased       225,000       Manufacturing
                  Mississauga, Ontario, Canada       Leased        56,000       Manufacturing
                  Cleveland, OH                      Owned         50,000       Manufacturing
                  Delaware, OH                       Owned         45,000       Manufacturing
                  The ILS Segment has approximately forty other leased facilities, none of which is deemed to be a principal facility of the Company.

ALUMINUM          Conneaut, OH                       Leased        82,300       Manufacturing
PRODUCTS          Conneaut, OH                       Leased        64,000       Manufacturing
SEGMENT           Conneaut, OH                       Leased        45,700       Manufacturing
                  Conneaut, OH                       Owned         91,780       Manufacturing
                  Hudson, MI                         Owned         90,000       Manufacturing
                  Hudson, MI                         Owned         58,000       Manufacturing
                  Hudson, MI                         Owned         57,000       Manufacturing
                  Fremont, IN                        Owned        108,000       Manufacturing
                  Tupelo, MS                         Owned        110,000       Manufacturing

MANUFACTURED      Cuyahoga Hts, OH                   Owned        427,000       Manufacturing
PRODUCTS          Cleveland, OH                      Owned        391,000       Manufacturing
SEGMENT           Le Roeulx, Belgium                 Owned        120,000       Manufacturing
                  Cleveland, OH                      Owned        116,000       Manufacturing
                  Wickliffe, OH                      Owned        110,000       Manufacturing
                  Boaz, AL                           Owned        100,000       Manufacturing
                  Geneva, OH                         Leased        80,000       Manufacturing
                  The Manufactured Products Segment has twelve other owned and leased facilities, none of which is deemed to be a principal facility of the
                  Company.
             *    Includes 10,000 square feet used by Park-Ohio Corporate Office.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from currently pending or threatened litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations. You can find more information about our legal proceedings under Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to acquisitions in 1999, the divestiture of Kay Home Products in 2000, a fire at one of the Company's rubber plants in 2000, and restructuring and impairment charges taken in 2001.

OVERVIEW

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management services to major OEMs. The principal customers of ILS are semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy duty truck, vehicle parts and accessories, appliances and motors, lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck, oil and aerospace industries.

     Between 1993 and 1999, the Company grew significantly, through both internal growth and acquisitions. Over this period, the Company's net sales increased at a 40% compounded annual growth, from $94.5 million to $717.2 million. Over the same period, income before income taxes increased from $3.9 million to $28.6 million.

     Growth continued through the first half of 2000, but the Company's sales volume and profitability dropped substantially in the second half. First half 2000 net sales totaled $410.9 million, but dropped 16% to $343.8 million in the second half. This decline was primarily due to rapid contraction in the heavy-duty truck industry (the Company's largest customer segment) starting in the third quarter, and fourth quarter contraction in the automotive industry (the Company's second largest customer segment).

     The Company's sales volumes and profitability continued to decline during 2001, due to overall weakness in the manufacturing economy, and particularly to continued contraction in the heavy-duty truck and automotive industries. Despite these sales declines, the Company believes it has retained or gained market share in most major markets served. In 2001, the Company incurred a net loss of

$25.4 million ($5.1 million excluding $20.3 million after-tax restructuring and impairment charges and non-operating items).

     The Company responded to this downturn by reducing costs, increasing specific prices, restructuring businesses and selling non-core manufacturing assets. Cost reductions included supplier price reductions, headcount reductions due to layoffs and attrition of approximately 600 (15%) during 2001 and operational efficiencies. Despite customer pricing pressures, the Company negotiated significantly increased prices for several, particularly low-margin product lines in the Aluminum Products and Manufactured Products segments. The Company restructured many of its businesses, including planned closure of twenty logistics warehouses and closure or sale of eight manufacturing plants (of which eleven warehouses and three plants were closed as of December 31, 2001). With regard to these actions, in 2001 the Company recorded restructuring and impairment charges of $28.5 million before tax consisting of $6.9 million for severance and exit costs, $10.3 million recorded in cost of products sold, primarily to write down inventory of discontinued businesses and other product lines to fair value, and $11.3 million for the impairment of property and equipment and other long-term assets. The Company continued to work toward the sale of non-core manufacturing assets, including the December, 2001 sale of substantially all the assets of Cleveland City Forge for cash of $6.1 million, which resulted in a pretax gain of approximately $.1 million. Management's actions are intended to position the Company for profitability when the manufacturing economy stabilizes and returns to growth.

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. During 2000, the Company received interim insurance payments, primarily reflecting the replacement cost of fixed assets, and recognized related net gains of $5.2 million. In 2001, the Company expensed $1.9 million of non-recurring business interruption costs which were not covered by insurance.

     On June 30, 2000, the Company sold substantially all the assets of Kay Home Products, for cash of approximately $9.2 million and recorded a pretax loss of approximately $15.3 million.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company is required to adopt FAS 142 effective on January 1, 2002, and finish evaluating potential impairment of existing goodwill by June 30, 2002. If goodwill is determined to be impaired, the charge would be accounted for as a cumulative effect adjustment as a result of a change in accounting principle.

RESULTS OF OPERATIONS

  2001 versus 2000

     Net sales declined by $118.3 million, or 16%, from $754.7 million in 2000 to $636.4 million in 2001. Sales declined 14%, or $105.5 million, excluding the $12.8 million from the divestiture of Kay Home Products. ILS net sales declined 14%, or $65.3 million, due primarily to the shrinkage in heavy truck and other customer industries. Aluminum Products net sales decreased 24%, or $26.5 million. This included a $12.5 million decrease relating to the ending of certain sales contracts which were anticipated, and $3.7 million relating to the Company's decision to discontinue production of low-volume products, while the remainder, $10.3 million, resulted from reductions in production releases for ongoing automotive contracts. Manufactured Products net sales declined 16%, or $26.4 million, of which $12.8 million related to the sale of Kay Home Products, while the remainder, $13.6 million, reflected reduced customer demand.

     Excluding $10.3 million of restructuring and impairment charges included in cost of products sold, primarily related to discontinued product lines, gross profit declined by $33.1 million, or 26%, from 2000 and gross margin declined to approximately 15.1% in 2001, from 17.2% in 2000, reflecting decreased margins in all three segments. The decline in ILS gross margin related to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales base. For Aluminum Products, the decrease in gross margins related to the absorption of fixed manufacturing overheads over a smaller production base. The decrease in margins in the Manufactured Products segment resulted from decreased production levels which absorbed fixed overhead costs over a smaller production base, and from cost overruns on several large capital equipment systems.

     Selling, general and administrative expenses ("SG&A") decreased by 11% or $8.7 million, from $76.7 million in 2000 to $68.0 million for 2001. This decrease was due to cost reductions in all three segments, plus $2.1 million from the divestiture of Kay Home Products. During 2001, selling, general and administrative expenses were negatively affected by a decrease in net pension credits of $.8 million, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 10.7% during 2001 as compared to 10.2% for 2000.

     Interest expense increased by $.3 million from $30.8 million in 2000 to $31.1 million in 2001 due to higher average debt outstanding, partially offset by lower average interest rates during 2001. For the year ended December 31, 2001, the Company averaged outstanding borrowings of $353.8 million as compared to $342.4 million for the prior year. The $11.4 million increase related primarily to higher working capital levels in the first half of the year. The average borrowing rate of 8.80% for the year ended December 31, 2001 was 20 basis points lower than the average rate of 9.00% for 2000, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for 2001 was 30%, compared to 41% in 2000, before considering the tax effect of the divestiture of Kay Home Products. This decrease resulted from the tax-rate impact of permanent tax items such as goodwill amortization given the pretax loss during 2001, as compared to a pretax profit in 2000. At December 31, 2001, subsidiaries of the Company had $14.3 million of net operating loss carry forwards for federal tax purposes.

  2000 versus 1999

     Net sales increased by $37.5 million, or 5%, from $717.2 million in 1999 to $754.7 million in 2000. Of this sales increase, $9.9 million represented internal growth. Net sales grew $27.6 million from acquisitions made in the second half of 1999 and in 2000 partially offset by the divestiture in 2000. For ILS, net sales increased 9%, or $39.2 million, of which $16.1 million related to internal growth and $23.1 million related to acquisitions made in July 1999 and September 2000. For Manufactured Products, sales increased 10%, or $14.0 million, of which $9.5 million related to internal growth and $4.5 million growth resulted from acquisitions net of divestiture. For Aluminum Products, net sales decreased 12%, or $15.7 million, primarily due to the ending of certain sales contracts at Metalloy, which was expected at the time of its purchase in 1999, partially offset by internal growth. During the second half of 2000, sales volumes to heavy truck customers (primarily in the ILS segment) dropped significantly while sales volumes to automotive customers (primarily in the Aluminum Products segment) weakened in the fourth quarter.

     Gross profit increased by $3.7 million, or 3%, from $125.8 million in 1999 to $129.5 million in 2000 and is primarily related to acquisitions made in 1999 and 2000. The Company's consolidated gross margin was approximately 17.2% in 2000 and 17.5% in 1999. Margin declined in 2000 partially due to the effects of a strike at Park Drop Forge which was settled in December.

     Selling, general and administrative costs increased by 12% to $76.7 million for 2000 from $68.6 million for 1999. The increase was primarily related to recent acquisitions. During 2000, selling, general and administrative expenses benefited from an increase in net pension credits of $2.8 million, reflecting favorable investment returns on pension plan assets. Consolidated selling, general and administrative expenses as a percentage of net sales were 10.2% during the current period and 9.6% for 1999.

     Interest expense increased by $6.0 million from $24.8 million in 1999 to $30.8 million in 2000 due to higher average debt outstanding and higher average interest rates during 2000. For the year ended

December 31, 2000, the Company averaged outstanding borrowings of $342.4 million as compared to $294.6 million for 1999. The $47.8 million increase related primarily to acquisitions completed during the second half of 1999. The average borrowing rate of 9.00% for the year ended December 31, 2000 is 60 basis points higher than the average rate of 8.40% for 1999. This rate increase was due both to the $50 million 9.25% Senior Subordinated Notes issued in June 1999, and to increased interest rates on the Company's bank revolving credit facility.

     Before considering the tax effect of the sale of Kay Home Products, the effective income tax rate for 2000 was 41%, while for 1999 it was 43%. The decrease in tax rate resulted from creating a foreign sales corporation and an increase in research and experimental credits. The divestiture of Kay Home Products generated a pre-tax loss of $15.3 million, but only reduced income taxes by $2.1 million due to the exclusion of goodwill as a deduction for tax purposes. At December 31, 2000, subsidiaries of the Company had $5.7 million of net operating loss carry forwards for federal tax purposes.

CRITICAL ACCOUNTING POLICIES

     Preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions which affect amounts reported in the Company's consolidated financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     The Company does not have off-balance-sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities ("SPE's"). The Company currently uses no derivative instruments.

     Revenue Recognition: The Company recognizes more than 95% of its revenue when title is transferred to unaffiliated customers, typically upon shipment. The Company's remaining revenue, from long-term contracts, is recognized using the percentage of completion method of accounting. The Company's revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition."

     Allowance for Uncollectible Accounts Receivable: Accounts Receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer.

     Allowance for Obsolete and Slow Moving Inventory: Inventories are stated at the lower of cost or market value and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management's review of inventories on hand, compared to estimated future usage and sales.

     Impairment of Long-Lived Assets: Goodwill and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2001, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note M to the Consolidated Financial Statements.

     Through December 31, 2001, the Company amortized goodwill primarily over forty years using the straight-line method. The Company adopted Financial Accounting Standard ("FAS") No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. The Company will therefore no longer amortize goodwill, but will review goodwill for impairment annually, or more frequently if impairment indicators arise. As required, the Company will finish evaluating potential impairment of existing goodwill, using the criteria of FAS 142, by June 30, 2002. If goodwill is determined to be impaired, the charge would be accounted for as a cumulative effect adjustment as a result of a change in accounting principle.

     Deferred Income Tax Assets and Liabilities: The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, expectations of future earnings and taxable income and the extended period of time over which the postretirement benefits will be paid.

     Pension and Other Postretirement Benefit Plans: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans and postretirement benefit plans, covering substantially all employees. The measurement of liabilities related to these plans is based on management's assumptions related to future events, including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Pension plan asset performance in the future will directly impact net income of the Company.

     Other Matters: Transactions with related parties, primarily building leases, are in the ordinary course of business, are conducted on an arm's-length basis, and are not material to the Company's financial position, net income or cash flows.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated amounts of restructuring charges, credit availability, levels and funding of capital expenditures and trends for 2002. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in the our relationships with customers and suppliers; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   15
Consolidated Balance Sheets -- December 31, 2001 and 2000...   16
Consolidated Statements of Operations -- Years Ended
  December 31, 2001, 2000 and 1999..........................   17
Consolidated Statements of Shareholder's Equity -- Years
  Ended December 31, 2001, 2000 and 1999....................   18
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2001, 2000 and 1999..........................   19
Notes to Consolidated Financial Statements..................   20

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Park-Ohio Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries (a wholly-owned subsidiary of Park-Ohio Holdings Corp.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Holdings Corp. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
March 1, 2002

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $  2,344     $  2,552
  Accounts receivable, less allowances for doubtful accounts
    of $2,680 in 2001 and $3,292 in 2000....................    99,241      117,318
  Inventories...............................................   151,463      189,023
  Other current assets......................................    26,427       26,037
                                                              --------     --------
         Total Current Assets...............................   279,475      334,930
Property, Plant and Equipment
  Land and land improvements................................     5,670        5,993
  Buildings.................................................    27,020       35,026
  Machinery and equipment...................................   181,790      193,444
                                                              --------     --------
                                                               214,480      234,463
  Less accumulated depreciation.............................   105,155      101,757
                                                              --------     --------
                                                               109,325      132,706
Other Assets
  Goodwill, net of accumulated amortization of $16,016 in
    2001 and $12,283 in 2000................................   130,263      133,612
  Net assets held for sale..................................    22,733          -0-
  Prepaid pension and other.................................    50,371       46,870
                                                              --------     --------
                                                              $592,167     $648,118
                                                              ========     ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................  $ 65,131     $ 76,041
  Accrued expenses..........................................    28,345       28,822
  Current portion of long-term liabilities..................     3,787        3,904
                                                              --------     --------
         Total Current Liabilities..........................    97,263      108,767
Long-Term Liabilities, less current portion
  Long-term debt............................................   328,731      343,248
  Other postretirement benefits.............................    24,001       24,487
  Other.....................................................    15,277       17,883
                                                              --------     --------
                                                               368,009      385,618
Shareholder's Equity
  Common stock; par value $1 per share......................       -0-          -0-
  Additional paid-in capital................................    64,844       64,844
  Retained earnings.........................................    66,303       91,747
  Accumulated other comprehensive (loss)....................    (4,252)      (2,858)
                                                              --------     --------
                                                               126,895      153,733
                                                              --------     --------
                                                              $592,167     $648,118
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31
                                                            --------------------------------
                                                              2001        2000        1999
                                                            --------    --------    --------
                                                                 (DOLLARS IN THOUSANDS)
Net sales.................................................  $636,417    $754,674    $717,222
Cost of products sold.....................................   550,397     625,205     591,439
                                                            --------    --------    --------
  Gross profit............................................    86,020     129,469     125,783
Selling, general and administrative expenses..............    68,010      76,726      68,587
Amortization of goodwill..................................     3,733       3,907       3,836
Restructuring and impairment charges......................    18,163         -0-         -0-
                                                            --------    --------    --------
  Operating income (loss).................................    (3,886)     48,836      53,360
Non-operating items, net..................................     1,850      10,118         -0-
Interest expense..........................................    31,108      30,812      24,752
                                                            --------    --------    --------
     Income (loss) before income taxes....................   (36,844)      7,906      28,608
Income taxes (benefit)....................................   (11,400)      7,183      12,164
                                                            --------    --------    --------
          Net income (loss)...............................  $(25,444)   $    723    $ 16,444
                                                            ========    ========    ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                         ACCUMULATED
                                                ADDITIONAL                  OTHER
                                       COMMON    PAID-IN     RETAINED   COMPREHENSIVE
                                       STOCK     CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                       ------   ----------   --------   -------------   --------
                                                        (DOLLARS IN THOUSANDS)
Balance at January 1, 1999...........   $-0-     $64,844     $77,580       $(1,582)     $140,842
Comprehensive income:
  Net income.........................                         16,444                      16,444
  Foreign currency translation
     adjustment......................                                          730           730
                                                                                        --------
  Comprehensive income...............                                                     17,174
Dividends paid.......................                         (3,000)                     (3,000)
                                        ----     -------     -------       -------      --------
Balance at December 31, 1999.........    -0-      64,844      91,024          (852)      155,016
Comprehensive income (loss):
  Net income.........................                            723                         723
  Foreign currency translation
     adjustment......................                                       (2,006)       (2,006)
                                                                                        --------
  Comprehensive (loss)...............                                                     (1,283)
                                        ----     -------     -------       -------      --------
Balance at December 31, 2000.........    -0-      64,844      91,747        (2,858)      153,733
Comprehensive loss:
  Net loss...........................                        (25,444)                    (25,444)
  Foreign currency translation
     adjustment......................                                       (1,394)       (1,394)
                                                                                        --------
  Comprehensive loss.................                                                    (26,838)
                                        ----     -------     -------       -------      --------
Balance at December 31, 2001.........   $-0-     $64,844     $66,303       $(4,252)     $126,895
                                        ====     =======     =======       =======      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss)........................................  $(25,444)   $    723    $ 16,444
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operations:
       Gain from fire insurance............................       -0-      (5,200)        -0-
       Loss on the sale of Kay Home Products...............       -0-      15,318         -0-
       Depreciation and amortization.......................    19,911      20,048      18,698
       Restructuring and impairment charges................    16,362         -0-         -0-
       Deferred income taxes...............................    (6,473)      6,217       6,904
  Changes in operating assets and liabilities excluding
     acquisitions of businesses:
       Accounts receivable.................................    16,257      (7,121)     (5,127)
       Inventories.........................................    34,327       3,775     (32,726)
       Accounts payable and accrued expenses...............   (23,911)     (7,742)     (2,359)
       Other...............................................    (8,731)     (2,983)     (3,290)
                                                             --------    --------    --------
       Net Cash Provided (Used) by Operating Activities....    22,298      23,035      (1,456)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net..........   (13,923)    (24,968)    (22,650)
  Costs of acquisitions, net of cash acquired..............       -0-      (3,890)    (65,426)
  Proceeds from the sale of business units.................     6,051       9,177         -0-
  Other, net...............................................       -0-      (6,100)       (445)
                                                             --------    --------    --------
       Net Cash (Used) by Investing Activities.............    (7,872)    (25,781)    (88,521)
FINANCING ACTIVITIES
  Proceeds from bank arrangements..........................    19,000      23,000     101,500
  Payments on long-term debt...............................   (33,634)    (23,327)    (56,726)
  Issuance of 9.25% senior subordinated notes, net of
     deferred financing costs..............................       -0-         -0-      49,508
  Dividends paid...........................................       -0-         -0-      (3,000)
                                                             --------    --------    --------
       Net Cash (Used) Provided by Financing Activities....   (14,634)       (327)     91,282
       Increase (Decrease) in Cash and Cash Equivalents....      (208)     (3,073)      1,305
       Cash and Cash Equivalents at Beginning of Year......     2,552       5,625       4,320
                                                             --------    --------    --------
       Cash and Cash Equivalents at End of Year............  $  2,344    $  2,552    $  5,625
                                                             ========    ========    ========
  Taxes paid (refunded)....................................  $ (3,346)   $  3,261    $  6,892
  Interest paid............................................    28,554      30,194      23,646

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The consolidated financial statements include the accounts of the Company (a wholly-owned subsidiary of Park-Ohio Holdings Corp.) and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

     Inventories: Inventories are stated at the lower of cost (principally the first-in, first-out method for 85% of its inventories and last-in, first-out for the remainder) or market value. If the first-in, first-out method of inventory accounting had been used exclusively by the Company, inventories would have been approximately $4,421 and $4,956 higher than reported at December 31, 2001 and 2000, respectively.

  Major Classes of Inventories

                                                              DECEMBER 31
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
In-process and finished goods...........................  $137,021   $164,833
Raw materials and supplies..............................    14,442     24,190
                                                          --------   --------
                                                          $151,463   $189,023
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

     Goodwill: Goodwill is amortized primarily over forty years using the straight-line method. Management periodically evaluates goodwill and other long-lived assets for possible impairment through undiscounted cash flow analyses as required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company is required to adopt FAS 142 effective January 1, 2002, and finish evaluating potential impairment of existing goodwill by June 30, 2002. If goodwill is determined to be impaired, the charge would be accounted for as a cumulative effect adjustment as a result of a change in accounting principle.

     Pensions and Other Postretirement Benefits: The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has two unfunded postretirement benefit plans. For the defined benefit plans, benefits are based on the employee's years of service and the

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

Company's policy is to fund that amount recommended by its independent actuaries. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees' compensation.

     Stock-Based Compensation: The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense resulting from fixed awards of restricted shares is measured at the date of grant and expensed over the vesting period.

     Income Taxes: The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates.

     Revenue Recognition: The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (less than 5% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract's cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying balance sheet. The Company's revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition."

     Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Write-offs of accounts receivable have historically been low. As of December 31, 2001 the Company had uncollateralized receivables with seven customers in the automotive and truck industry, each with several locations, aggregating $32,864 which represents approximately 33% of the Company's trade accounts receivable. During 2001, sales to these customers amounted to approximately $182,200 which represents 29% of the Company's net sales.

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

     Foreign Currency Translation: The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholders' equity and represent the entire balance in accumulated other comprehensive loss.

     Impact of Other Recently Issued Accounting Pronouncements: The Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. Because the Company does not currently use derivatives, adoption of the new Statement did not impact results of operations or the financial position of the Company.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, which is consistent with the Company's treatment of prior business combinations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental impairment recognition and measurement provisions of FAS 121, the new rules supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. Under FAS 144, more dispositions will qualify for discontinued operations treatment. The Company does not expect that adoption of this standard on January 1, 2002 will have a material impact on the Company's financial position, results of operations or cash flows.

     Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

NOTE B -- ACQUISITIONS AND DISPOSITIONS

     On December 21, 2001 the Company completed the sale of substantially all of the assets of Cleveland City Forge for cash of approximately $6.1 million and recorded a gain of approximately $.1 million. Cleveland City Forge was a non-core business in the Manufactured Products Segment, producing clevises and turnbuckles for the construction industry.

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE C -- ACCRUED EXPENSES

     Accrued expenses include the following:

                                                               DECEMBER 31
                                                            -----------------
                                                             2001      2000
                                                            -------   -------
Self-insured liabilities..................................  $ 3,219   $ 3,267
Warranty and installation accruals........................    1,908     2,662
Accrued payroll and payroll-related items.................    5,177     3,065
State and local taxes.....................................      949     1,730
Advance billings..........................................    2,372       883
Acquisition liabilities...................................      269     1,694
Interest payable..........................................    3,212     1,882
Severance and exit costs..................................    4,152       -0-
Sundry....................................................    7,087    13,639
                                                            -------   -------
     Totals...............................................  $28,345   $28,822
                                                            =======   =======

NOTE D -- FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                              DECEMBER 31
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
9.25% Senior Subordinated Notes due 2007................  $199,930   $199,930
Revolving credit maturing on December 31, 2003..........   126,000    138,500
Other...................................................     4,838      6,972
                                                          --------   --------
                                                           330,768    345,402
Less current maturities.................................     2,037      2,154
                                                          --------   --------
       Total............................................  $328,731   $343,248
                                                          ========   ========

     Maturities of long-term debt during each of the five years following December 31, 2001 are approximately $2,037 in 2002, $126,639 in 2003, $398 in
2004, $387 in 2005 and $378 in 2006.

     The Company is a party to a credit and security agreement dated December 31, 2000, as amended ("Credit Agreement"), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $180 million. The Credit Agreement currently provides for a detailed borrowing base formula to be developed in 2002. This borrowing base formula will provide borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. The minimum borrowing capacity at the implementation date of the detailed borrowing base will be at least 10% greater than borrowings on that date. Until the implementation date borrowings are limited to $160 million. Interest is payable quarterly at either the bank's prime lending rate plus .5%-1.5% (5.75% at December 31, 2001) or at Park-Ohio's election at LIBOR plus 2.75%-3.50% (5.19% at December 31, 2001). The Company's ability to elect LIBOR-based interest as well as the overall interest rate are dependent on the Company's ratio of senior funded indebtedness to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Credit Agreement, and adjusted every quarter. As of December 31, 2001, the Company was limited to prime-based borrowings. Up to $7.0 million in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. In addition to the bank's customary letter of credit fees, a 3/4% fee is assessed on

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES standby letters of credit on an annual basis. As of December 31, 2001, in addition to amounts borrowed under the Credit Agreement, there is $4.1 million outstanding primarily for standby letters of credit. A fee of .25% to .50% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2003 and borrowings are secured by substantially all of the Company's assets.

     Provisions of the Senior Subordinated Notes and the revolving credit agreement contain restrictions on the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. The agreement also requires maintenance of specific financial ratios.

     The weighted average interest rate on all debt was 7.69% at December 31, 2001.

     The fair market value of the Senior Subordinated Notes based on published market prices was approximately $122,957 and $150,947 at December 31, 2001 and 2000, respectively. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and borrowings under the credit agreement approximate fair value at December 31, 2001 and 2000.

NOTE E -- INCOME TAXES

     Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
Deferred tax assets:
  Postretirement benefit obligation.........................  $8,600   $ 9,000
  Inventory.................................................   7,100     5,800
  Net operating loss and tax credit carryforwards...........   4,900     2,000
  Other -- net..............................................   5,500     4,400
                                                              ------   -------
       Total deferred tax assets............................  26,100    21,200
Deferred tax liabilities:
  Tax over book depreciation................................  11,100    13,200
  Pension...................................................  11,600     9,500
                                                              ------   -------
       Total deferred tax liabilities.......................  22,700    22,700
                                                              ------   -------
Net deferred tax assets (liabilities).......................  $3,400   $(1,500)
                                                              ======   =======

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Income taxes consisted of the following:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------   ------   -------
Current (refundable):
     Federal............................................  $ (5,828)  $  106   $ 3,007
     State..............................................       369      774     1,246
     Foreign............................................       532       86     1,007
                                                          --------   ------   -------
                                                            (4,927)     966     5,260
Deferred:
     Federal............................................    (6,135)   5,025     6,029
     State..............................................      (338)   1,192       875
                                                          --------   ------   -------
                                                            (6,473)   6,217     6,904
                                                          --------   ------   -------
Income taxes............................................  $(11,400)  $7,183   $12,164
                                                          ========   ======   =======

     The reasons for the difference between income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------   ------   -------
Computed statutory amount...............................  $(12,700)  $2,617   $ 9,662
Effect of state income taxes payable....................        20    1,304     1,400
Goodwill................................................       668      715       751
Non deductible goodwill write off upon sale of Kay Home
  Products..............................................       -0-    3,513       -0-
Other, net..............................................       612     (966)      351
                                                          --------   ------   -------
Income taxes............................................  $(11,400)  $7,183   $12,164
                                                          ========   ======   =======

     At December 31, 2001, subsidiaries of the Company have net operating loss carryforwards for income tax purposes of approximately $14.3 million subject to certain limitations, which expire in 2002 to 2021.

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE G -- PENSIONS AND POSTRETIREMENT BENEFITS

     The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2001 and 2000:

                                                                             POSTRETIREMENT
                                                           PENSION              BENEFITS
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year............  $ 50,707   $ 46,820   $ 21,009   $ 19,720
Service cost.......................................       590        503        179        157
Amendments and other...............................       220        846        -0-        -0-
Acquisitions.......................................       -0-      2,218        -0-        -0-
Interest cost......................................     3,506      3,529      1,663      1,539
Plan participants' contributions...................       -0-        -0-        108        108
Actuarial losses (gains)...........................      (125)     1,135      2,773      1,793
Benefits paid......................................    (4,334)    (4,344)    (2,329)    (2,308)
                                                     --------   --------   --------   --------
Benefit obligation at end of year..................  $ 50,564   $ 50,707   $ 23,403   $ 21,009
                                                     ========   ========   ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.....  $107,903   $106,570   $    -0-   $    -0-
Actual return on plan assets.......................    (3,071)     1,869        -0-        -0-
Acquisitions.......................................       -0-      3,808        -0-        -0-
Company contributions..............................       -0-        -0-      2,221      2,200
Plan participants' contributions...................       -0-        -0-        108        108
Benefits paid......................................    (4,334)    (4,344)    (2,329)    (2,308)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year...........  $100,498   $107,903   $    -0-   $    -0-
                                                     ========   ========   ========   ========
Funded (underfunded) status of the plan............  $ 49,934   $ 57,196   $(23,403)  $(21,009)
Unrecognized net transition obligation.............      (860)      (944)       -0-        -0-
Unrecognized net actuarial gain....................   (15,175)   (28,654)    (1,862)    (4,663)
Unrecognized prior service cost....................     1,974      1,982       (486)      (565)
                                                     --------   --------   --------   --------
Prepaid (accrued) benefit cost.....................  $ 35,873   $ 29,580   $(25,751)  $(26,237)
                                                     ========   ========   ========   ========

     The following tables summarize the assumptions used by the consulting actuary and the related cost information.

                                                                             POSTRETIREMENT
                                                           PENSION              BENEFITS
                                                     -------------------   -------------------
                                                       2001       2000       2001       2000
                                                     --------   --------   --------   --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate......................................      7.25%      7.50%      7.25%      7.50%
Expected return on plan assets.....................      8.25%      8.25%       N/A        N/A
Rate of compensation increase......................      2.50%      2.50%       N/A        N/A

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     For measurement purposes, a 6.0% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.5% for 2004 and remain at that level thereafter.

                                              PENSION BENEFITS              OTHER BENEFITS
                                         ---------------------------   ------------------------
                                          2001      2000      1999      2001     2000     1999
                                         -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service costs..........................  $   590   $   503   $   561   $  179   $  157   $  150
Interest costs.........................    3,506     3,529     3,387    1,663    1,539    1,449
Expected return on plan assets.........   (8,658)   (8,599)   (7,062)     -0-      -0-      -0-
Transition obligation..................      (56)       23        63      -0-      -0-      -0-
Amortization of prior service cost.....      363       367       229      (79)     (79)     (79)
Recognized net actuarial gain..........   (1,720)   (2,574)   (1,132)     (28)    (243)    (255)
                                         -------   -------   -------   ------   ------   ------
Benefit (income) costs.................  $(5,975)  $(6,751)  $(3,954)  $1,735   $1,374   $1,265
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

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                            1-PERCENTAGE   1-PERCENTAGE
                                                               POINT          POINT
                                                              INCREASE       DECREASE
                                                            ------------   ------------
Effect on total of service and interest cost components in
  2001....................................................     $  150         $  128
Effect on post retirement benefit obligation as of
  December 31, 2001.......................................     $1,505         $1,322

     The total contribution charged to pension expense for the Company's defined contribution plans was $1,382 in 2001, $1,418 in 2000 and $1,158 in 1999.

NOTE H -- LEASES

     Rental expense for 2001, 2000 and 1999 was $12,638, $12,816 and $11,814,
respectively. Future minimum lease commitments during each of the five years following December 31, 2001 are as follows: $9,680 in 2002, $7,427 in 2003, $4,585 in 2004, $3,525 in 2005, $1,985 in 2006 and $2,825 thereafter.

NOTE I -- INDUSTRY SEGMENTS

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy-duty truck, vehicle parts and accessories, appliances and motors, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end-users in the aerospace, automotive, railroad, truck and oil industries.

     The Company's sales are made through its own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses and interest expense. Identifiable assets by industry segment include assets directly identified with those operations.

     Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales:
  ILS.......................................................  $416,962   $482,274   $443,078
  Aluminum products.........................................    84,846    111,370    127,148
  Manufactured products.....................................   134,609    161,030    146,996
                                                              --------   --------   --------
                                                              $636,417   $754,674   $717,222
                                                              ========   ========   ========
Income (loss) before income taxes and amortization of
  goodwill:
  ILS.......................................................  $ 22,944   $ 42,118   $ 39,217
  Aluminum products.........................................    (2,327)     4,947     10,925
  Manufactured products.....................................   (14,287)    12,586     11,214
                                                              --------   --------   --------
                                                              $  6,330   $ 59,651   $ 61,356
                                                              ========   ========   ========
Amortization of goodwill:
  ILS.......................................................  $  2,702   $  2,506   $  2,336
  Aluminum products.........................................       745        739        739
  Manufactured products.....................................       286        662        761
                                                              --------   --------   --------
                                                              $  3,733   $  3,907   $  3,836
                                                              ========   ========   ========
Income (loss) before income taxes:
  ILS.......................................................  $ 20,242   $ 39,612   $ 36,881
  Aluminum products.........................................    (3,072)     4,208     10,186
  Manufactured products.....................................   (14,573)    11,924     10,453
                                                              --------   --------   --------
                                                                 2,597     55,744     57,520
  Corporate costs...........................................    (6,483)    (6,908)    (4,160)
  Interest expense..........................................   (31,108)   (30,812)   (24,752)
  Non-operating items, net..................................    (1,850)   (10,118)       -0-
                                                              --------   --------   --------
                                                              $(36,844)  $  7,906   $ 28,608
                                                              ========   ========   ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Identifiable assets:
  ILS.......................................................  $312,288   $349,444   $343,522
  Aluminum products.........................................    95,021     99,208     97,717
  Manufactured products.....................................   139,045    164,524    170,267
  General corporate.........................................    45,813     34,942     18,637
                                                              --------   --------   --------
                                                              $592,167   $648,118   $630,143
                                                              ========   ========   ========
Depreciation and amortization expense:
  ILS.......................................................  $  8,441   $  8,096   $  7,710
  Aluminum products.........................................     5,532      5,145      4,929
  Manufactured products.....................................     5,632      6,379      5,864
  General corporate.........................................       306        428        195
                                                              --------   --------   --------
                                                              $ 19,911   $ 20,048   $ 18,698
                                                              ========   ========   ========
Capital expenditures:
  ILS.......................................................  $  1,972   $  3,126   $  6,046
  Aluminum products.........................................     3,160      7,302      4,963
  Manufactured products.....................................     8,352     14,190      8,904
  General corporate.........................................       439        350      2,737
                                                              --------   --------   --------
                                                              $ 13,923   $ 24,968   $ 22,650
                                                              ========   ========   ========

     For the years ended December 31, 2001 and 1999, sales to no single customer were greater than 10% of consolidated net sales. For the year ended December 31, 2000, all three segments of the Company had sales to Ford Motor Company which aggregated $73,039 and represented approximately 10% of consolidated net sales.

     In 2001, approximately 88% of the Company's net sales were within the United States, none of the net sales to any foreign country represented more than 7% of the Company's total sales and approximately 91% of the Company's assets are maintained in the United States.

NOTE J -- NON-OPERATING ITEMS, NET

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. For the year ended December 31, 2000, the Company received a partial settlement from its insurance carrier primarily reflecting the replacement cost of fixed assets, and recognized a net gain of $5.2 million. During 2001, the Company expensed $1.9 million of non-recurring business interruption costs, which were not covered by insurance. In June 2000, the Company completed the sale of substantially all of the assets of Kay Home Products and recorded a pretax loss of approximately $15.3 million.

NOTE K -- RESTRUCTURING AND IMPAIRMENT CHARGES

     During 2001, the Company recorded restructuring and asset impairment charges aggregating $28.5 million primarily related to management decisions, as approved by the board of directors on December 20, 2001, to exit certain under-performing product lines and to close or consolidate certain operating facilities beginning in January 2002. The Company's actions included 1) discontinuing the businesses of Ajax Manufacturing and Castle Rubber, 2) closure of the Cicero Flexible Products'

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES manufacturing facility and the discontinuance of certain product lines, 3) inventory write-downs and other restructuring actions at St. Louis Screw & Bolt and Tocco, 4) closure of 20 Integrated Logistics' branch warehouses (of which 11 were closed as of December 31, 2001) and two ILS manufacturing plants, 5) closure of an Aluminum Products' machining facility, and 6) write-down of certain Corporate assets to current value. The Company expects that the restructuring actions will be substantially completed during 2002.

     The charges are composed of 1) $11.3 million for the impairment of property and equipment and other long-term assets, 2) $10.3 million to cost of goods sold primarily to write-down inventory of discontinued businesses and product lines to current market value, and 3) $6.9 million for severance (325 employees) and exit costs. Below is a summary of these charges by segment:

                                                COST OF        ASSET      RESTRUCTURING
                                             PRODUCTS SOLD   IMPAIRMENT    & SEVERANCE     TOTAL
                                             -------------   ----------   -------------   -------
Manufactured Products......................     $ 8,599       $10,080        $2,030       $20,709
ILS........................................       1,700           600         4,070         6,370
Aluminum Products..........................          --            --           783           783
Corporate..................................          --           600            --           600
                                                -------       -------        ------       -------
                                                $10,299       $11,280        $6,883       $28,462
                                                =======       =======        ======       =======

     At December 31, 2001, the Company accrued $4,152 for unpaid severance and exit costs and recorded assets held for sale at their estimated current value of $9,749 for inventory and $12,984 for property, equipment and other long-term assets. Net sales for Ajax Manufacturing and Castle Rubber were $13,413 in 2001, $16,298 in 2000 and $12,851 in 1999. Operating income (loss), excluding the restructuring and impairment charges for these entities were $(1,179) in 2001, $669 in 2000 and $136 in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in nor disagreements with Park-Ohio's independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2001.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                  PAGE
                                                                  ----
   Report of Ernst & Young, LLP, Independent Auditors..........    19
   Financial Statements........................................
     Consolidated balance sheets -- December 31, 2001 and
        2000...................................................    20
     Consolidated statements of operations -- years ended
        December 31, 2001, 2000 and 1999.......................    21
     Consolidated statements of shareholder's equity -- years
        ended December 31, 2001, 2000 and 1999.................    22
     Consolidated statements of cash flows -- years ended
        December 31, 2001, 2000 and 1999.......................    23
     Notes to consolidated financial statements................    24

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

(b) Reports on Form 8-K filed in the fourth quarter of 2001: None

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

                                          PARK-OHIO INDUSTRIES, INC.
                                              (Registrant)

                                          By: /s/ RICHARD P. ELLIOTT
                                            ------------------------------------
                                          Richard P. Elliott, Vice President
                                            and Chief Financial Officer

Date: March 28, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                      *                        Chairman, Chief Executive Officer and
---------------------------------------------  President (Principal Executive Officer)
             Edward F. Crawford                and Director

                      *                        Vice President -- and Chief Financial
---------------------------------------------  Officer (Principal Financial and
             Richard P. Elliott                Accounting Officer)

                      *                        Senior Vice President and Director
---------------------------------------------
             Matthew V. Crawford

                      *                        Director
---------------------------------------------
               Kevin R. Greene

                      *                        Director                                         March 28, 2002
---------------------------------------------
             Lewis E. Hatch, Jr.

                      *                        Director
---------------------------------------------
              Thomas E. McGinty

                      *                        Director
---------------------------------------------
            Lawrence O. Selhorst

                      *                        Director
---------------------------------------------
                Ronna Romney

                      *                        Director
---------------------------------------------
                James W. Wert

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 28, 2002
                                          By: /s/ RONALD J. COZEAN
                                            ------------------------------------
                                          Ronald J. Cozean, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K
                           PARK-OHIO INDUSTRIES, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                 EXHIBIT INDEX

EXHIBIT
-------
  3.1      Amended and Restated Articles of Incorporation of Park-Ohio
           Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of
           Park-Ohio Industries, Inc. for the year ended December 31,
           1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  3.2      Code of Regulations of Park-Ohio Industries, Inc. (filed as
           Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc.
           for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  4.1      Indenture, dated June 3, 1999 by and among Park-Ohio
           Industries, Inc. and Norwest Bank Minnesota, N.A., as
           trustee (filed as Exhibit 4.2 of the Company's Registration
           Statement on Form S-4, filed on July 23, 1999, SEC File No.
           333-83117 and incorporated by reference and made a part
           hereof)
  4.2      Credit and Security Agreement among Park-Ohio Industries,
           Inc., and various financial institutions dated December 22,
           2000 (filed as Exhibit 4.2 to the Form 10-K of Park-Ohio
           Industries, Inc. for the year ended December 31, 2000, SEC
           File No. 333-43005 and incorporated by reference and made a part hereof)
  4.3      First amendment, dated March 12, 2001, to the Credit and
           Security Agreement among Park-Ohio Industries, Inc. and
           various financial institutions (filed as Exhibit 4.2 to the
           Form 10-K of Park-Ohio Industries, Inc. for the year ended
           December 31, 2000, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  4.4      Second amendment, dated June 30, 2001, to the Credit and
           Security Agreement among Park-Ohio Industries, Inc. and
           various financial institutions (filed as Exhibit 4 to the
           Form 10-Q of Park-Ohio Industries, Inc. for the quarter
           ended June 30, 2001, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
  4.5      Third amendment, dated November 14, 2001, to the Credit and
           Security Agreement among Park-Ohio Industries, Inc. and
           various financial institutions (filed as Exhibit 4 to the
           Form 8-K of Park-Ohio Holdings Corp. dated December 14,
           2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
  4.6      Fourth amendment, dated as of December 31, 2001, to the
           Credit and Security Agreement among Park-Ohio Industries,
           Inc. and various financial institutions
 10.1      Form of Indemnification Agreement entered into between
           Park-Ohio Industries, Inc. and each of its directors and
           certain officers (filed as Exhibit 10.1 to the Form 10-K of
           Park-Ohio Industries, Inc. for the year ended December 31,
           1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
 12.1      Computation of Ratios
 21.1      List of Subsidiaries of Park-Ohio Industries, Inc.
 23.1      Consent of Ernst & Young LLP
 24.1      Power of Attorney