Form 10-Q
period 2002-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2002-05-15
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 2002, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO ____________

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

        YES [X]       NO [ ]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2002, 100 shares of the registrant's common stock, $1 par value was outstanding.

                    The Exhibit Index is located on page 18.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Consolidated balance sheets -- March 31, 2002 and December
           31, 2001
           Consolidated statements of income -- Three month periods ended March 31, 2002 and 2001
           Consolidated statement of shareholder's equity -- Three months ended March 31, 2002
           Consolidated statements of cash flows -- Three month periods ended March 31, 2002 and 2001
           Notes to consolidated financial statements -- March 31, 2002
           Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31     DECEMBER 31
                                                                 2002          2001
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................   $  6,409      $  2,344
  Accounts receivable, less allowances for doubtful accounts of $2,888 at March 31, 2002 and $2,680 at December 31,
     2001...................................................    108,732        99,241
  Inventories...............................................    150,437       151,463
  Other current assets......................................     26,469        26,427
                                                               --------      --------
          Total Current Assets..............................    292,047       279,475
Property, Plant and Equipment...............................    217,569       214,480
  Less accumulated depreciation.............................    108,886       105,155
                                                               --------      --------
                                                                108,683       109,325
Other Assets
  Goodwill..................................................    130,263       130,263
  Net assets held for sale..................................     23,714        22,733
  Prepaid pension and other.................................     51,585        50,371
                                                               --------      --------
                                                               $606,292      $592,167
                                                               ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 69,655      $ 65,131
  Accrued expenses..........................................     36,837        28,345
  Current portion of long-term liabilities..................      2,571         3,787
                                                               --------      --------
          Total Current Liabilities.........................    109,063        97,263
Long-Term Liabilities, less current portion
  Long-term debt............................................    331,110       328,731
  Other postretirement benefits.............................     23,898        24,001
  Other.....................................................     15,314        15,277
                                                               --------      --------
                                                                370,322       368,009
Shareholder's Equity
  Common Stock; par value $1 per share......................        -0-           -0-
  Additional paid-in capital................................     64,844        64,844
  Retained earnings.........................................     66,524        66,303
  Accumulated other comprehensive (loss)....................     (4,461)       (4,252)
                                                               --------      --------
                                                                126,907       126,895
                                                               --------      --------
                                                               $606,292      $592,167
                                                               ========      ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Net sales...................................................  $153,843     $169,411
Cost of products sold.......................................   132,145      142,289
                                                              --------     --------
  Gross profit..............................................    21,698       27,122
Selling, general and administrative expenses................    14,108       16,508
Amortization of goodwill....................................       -0-          955
Restructuring and other non-recurring expenses..............       622          -0-
                                                              --------     --------
  Operating income..........................................     6,968        9,659
Non-operating items, net....................................       -0-          950
Interest expense............................................     6,680        7,953
                                                              --------     --------
  Income before income taxes................................       288          756
Income taxes................................................        67          254
                                                              --------     --------
  Net income................................................  $    221     $    502
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                 ACCUMULATED
                                                        ADDITIONAL                  OTHER
                                              COMMON     PAID-IN     RETAINED   COMPREHENSIVE
                                               STOCK     CAPITAL     EARNINGS      (LOSS)        TOTAL
                                              -------   ----------   --------   -------------   --------
                                                                (DOLLARS IN THOUSANDS)
Balance January 1, 2002.....................  $   -0-    $64,844     $66,303       $(4,252)     $126,895
Comprehensive (loss):
  Net income................................                             221                         221
  Foreign currency translation adjustment...                                          (209)         (209)
                                                                                                --------
  Comprehensive income (loss)...............                                                          12
                                              -------    -------     -------       -------      --------
Balance March 31, 2002......................  $   -0-    $64,844     $66,524       $(4,461)     $126,907
                                              =======    =======     =======       =======      ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................   $   221     $    502
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................     4,144        5,026
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (9,490)      (5,224)
     Inventories and other current assets...................       984      (13,549)
     Accounts payable and accrued expenses..................    13,016       10,195
     Other..................................................    (2,950)      (4,987)
                                                               -------     --------
       Net Cash Provided (Used) by Operating Activities.....     5,925       (8,037)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (3,023)      (4,874)
                                                               -------     --------
     Net Cash (Used) by Investing Activities................    (3,023)      (4,874)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................     1,510       11,000
  Payments on debt..........................................      (347)        (198)
                                                               -------     --------
     Net Cash Provided by Financing Activities..............     1,163       10,802
                                                               -------     --------
     Increase(Decrease)in Cash and Cash Equivalents.........     4,065       (2,109)
     Cash and Cash Equivalents at Beginning of Period.......     2,344        2,552
                                                               -------     --------
     Cash and Cash Equivalents at End of Period.............   $ 6,409     $    443
                                                               =======     ========

Taxes paid (refunded).......................................   $    54     $ (1,090)
Interest paid...............................................     1,470        2,821

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2002

                             (AMOUNTS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries ("Park-Ohio" "the Company"). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts have been reclassified to conform to current year presentation.

NOTE B -- DISPOSITIONS

     On December 21, 2001, the Company completed the sale of substantially all of the assets of Cleveland City Forge for cash of approximately $6.1 million. Cleveland City Forge was a non-core business in the Manufactured Products Segment, producing clevises and turnbuckles for the construction industry.

     On April 26, 2002, the Company completed the sale of substantially all of the assets of Castle Rubber Company for cash of approximately $2.5 million. Castle Rubber, a non-core business in the Manufactured Products Segment, had been identified as a business the Company was discontinuing as part of its restructuring activities during 2001.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31   DECEMBER 31
                                                                2002        2001
                                                              --------   -----------
In process and finished goods...............................  $135,262    $137,021
Raw materials and supplies..................................    15,175      14,442
                                                              --------    --------
                                                              $150,437    $151,463
                                                              ========    ========

NOTE D -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") as of January 1, 2002. The Company no longer amortizes goodwill, but will review goodwill for impairment annually, or more frequently if impairment indicators arise. The Company is in the process of performing the initial impairment tests as of January 1, 2002, which must be completed by June 30, 2002. If goodwill is determined to be impaired, the charge would be accounted for as a cumulative effect adjustment as a result of a change in accounting principle.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In accordance with FAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                                              NET INCOME
                                                              ----------
Reported....................................................    $  502
Add: Amortization adjustment................................       955
                                                                ------
Adjusted....................................................    $1,457
                                                                ======

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supercedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Although retaining many of the fundamental impairment and measurement provisions of FAS 121, the new rules supercede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The adoption of this standard by the Company on January 1, 2002 did not impact the Company's financial position, results of operations or cash flows.

NOTE E -- SEGMENTS

     The Company manages its business based upon three operating segments:
Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added supply chain management services. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy duty truck and construction equipment. In addition, Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. Intersegment sales are immaterial.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Results by business segment were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net sales, including intersegment sales:
  ILS.......................................................  $ 95,757   $117,854
  Aluminum products.........................................    26,475     20,658
  Manufactured products.....................................    31,611     30,899
                                                              --------   --------
                                                              $153,843   $169,411
                                                              ========   ========
Income (loss) before income taxes:
  ILS.......................................................  $  5,462   $ 10,059
  Aluminum products.........................................     2,120       (410)
  Manufactured products.....................................       556      1,113
                                                              --------   --------
                                                                 8,138     10,762
Corporate costs.............................................    (1,170)    (1,103)
Interest expense............................................    (6,680)    (7,953)
Non recurring items, net....................................       -0-       (950)
                                                              --------   --------
                                                              $    288   $    756
                                                              ========   ========

     Identifiable assets were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
  ILS.......................................................  $316,951      $312,288
  Aluminum products.........................................   102,021        95,021
  Manufactured products.....................................   147,384       139,045
  General corporate.........................................    39,936        45,813
                                                              --------      --------
                                                              $606,292      $592,167
                                                              ========      ========

NOTE F -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) were as follows:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31
                                                              ---------------
                                                              2002     2001
                                                              -----   -------
Net income..................................................  $ 221   $   502
Foreign currency translation................................   (209)   (1,112)
                                                              -----   -------
Total comprehensive income (loss)...........................  $  12   $  (610)
                                                              =====   =======

NOTE G -- NON-OPERATING ITEMS, NET

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the first quarter of 2001, the Company expensed $950 thousand of non-recurring business interruption costs, which were not covered by insurance.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE H -- RESTRUCTURING ACTIVITIES

     During 2001, the Company recorded pretax charges of $28.5 million (of which $6.9 million related to severance and exit costs) as a result of a restructuring plan aimed at positioning the Company for stronger profitability. The charges consisted of asset write-downs, employee termination and severance costs related to workforce reductions of approximately 525 employees, and other exit costs related to the shutdown of facilities. The Company expects to substantially complete these actions in 2002. For further details on the restructuring plan, see Note K to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges..................................   $6,883
Cash payments...............................................   (2,731)
                                                               ------
Balance at December 31, 2001................................    4,152

2002
Severance and exit charges..................................      622
Cash payments...............................................   (1,348)
                                                               ------
Balance at March 31, 2002...................................   $3,426
                                                               ======

     As of March 31, 2002, approximately 450 of the 525 employees had been terminated. Severance costs related to additional work force reductions of 80 employees were recorded in the first quarter of 2002. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for Ajax Manufacturing and Castle Rubber (businesses held for sale) were $3,642 and $3,711 for the three months ended March 31, 2002 and 2001, respectively. Operating (loss) for these entities was $(437) and $(189) for the three months ended March 31, 2002 and 2001, respectively.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2002 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001 and the consolidated statement of shareholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

     As discussed in Note D to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/  Ernst & Young LLP

Cleveland, Ohio
May 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three month period ended March 31, 2002 is not directly comparable to the financial information for the same three-month period in 2001, for several reasons. Effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization in first quarter 2001 was $955 thousand. During first quarter 2002, the Company continued its announced restructuring activities and recorded $622 thousand of restructuring charges. In the first quarter of 2001, the Company expensed $950 thousand of non-recurring business-interruption costs related to a June 2000 fire, which destroyed the Company's Cicero Flexible Products plant. On December 21, 2001, the Company sold substantially all the assets of Cleveland City Forge, for cash of approximately $6.1 million.

OVERVIEW

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to original equipment manufacturers ("OEMs"), other manufacturers and distributors. In connection with the supply of such industrial products, ILS provides a variety of value-added, cost-effective supply chain management services to major OEMs. The principal customers of ILS are semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy duty truck, vehicle parts and accessories, appliances and motors and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive OEMs. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the automotive, railroad, truck, oil and aerospace industries.

     The Company's sales volumes and profitability declined during 2001, due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck and automotive industries. Despite these sales declines, the Company believes it has retained or gained market share in most major markets served. The Company has responded to this economic downturn by reducing costs, increasing prices on targeted products, restructuring businesses and selling non-core manufacturing assets. Costs were reduced primarily by negotiating supplier price concessions, reducing headcount through layoffs and attrition (approximately 600 or 15% during 2001), and operating more efficiently. Despite customer pricing pressures, the Company negotiated significantly increased prices for several, particularly low-margin product lines in the Aluminum Products and Manufactured Products segments. The Company restructured many of its businesses, including planned closure of twenty logistics warehouses and closure or sale of eight manufacturing plants. With regard to these actions, in 2001 the Company recorded restructuring and impairment charges of $28.5 million before tax consisting of $6.9 million for severance and exit costs, $10.3 million recorded in cost of products sold, primarily to write down inventory of discontinued businesses and other product lines to fair value, and $11.3 million for the impairment of property and equipment and other long-term assets. The Company continued to work toward the sale of non-core manufacturing assets, including the December, 2001 sale of substantially all the assets of Cleveland City Forge for cash of $6.1 million.

     The Company's sales volume and profitability improved in first quarter 2002. Sales increased approximately $7.2 million, or 5% compared to the fourth quarter of 2001, and the Company returned to profitability. During first quarter 2002, the Company continued to reduce costs and restructure businesses, including closing or consolidating three logistics warehouses and one manufacturing plant, as previously planned.

     Management continues to implement the planned cost reduction and business restructuring, and also continues to work toward the sale of non-core manufacturing assets. Substantially all the assets of Castle Rubber Company were sold after the end of the first quarter (on April 26, 2002) for cash of approximately $2.5 million. Management's actions are intended to position the Company for increased profitability as the manufacturing economy stabilizes and returns to growth.

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company is in the process of performing the initial impairment tests as of January 1, 2002, which must be completed by June 30, 2002. If goodwill is determined to be impaired, the charge will be accounted for as a cumulative effect adjustment as a result of a change in accounting principle.

RESULTS OF OPERATIONS

Three Months 2002 versus Three Months 2001

     Net sales declined by $15.6 million, or 9%, from $169.4 million in first quarter 2001 to $153.8 million in 2002. ILS net sales declined 19%, or $22.1 million, due primarily to shrinkage in heavy truck and other customer industries. Aluminum Products net sales increased 28%, or $5.8 million. This increase included $2.6 million in new contracts and $3.6 million from higher volumes and price increases in ongoing contracts, partially offset by a $.4 million decrease relating to the ending of certain sales contracts. Manufactured Products net sales increased 2%, or $.7 million.

     Gross profit declined by $5.4 million, or 20%, to $21.7 million for first quarter 2002, from $27.1 million for first quarter 2001, and the Company's gross profit declined to approximately 14.1% for first quarter 2002, from 16.0% for first quarter 2001. ILS gross margin declined primarily due to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales base. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased primarily due to pricing pressure and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 15% or $2.4 million, to $14.1 million for first quarter 2002 from $16.5 million for the same period in 2001. SG&A decreased through cost reductions in all three segments. During the first quarter of 2002, SG&A was negatively affected by a decrease in net pension credits of $.3 million, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.2% for the first three months of 2002 as compared to 9.7% for the first three months of 2001. Amortization of goodwill has been eliminated in 2002, in accordance with FAS 142.

     Interest expense decreased $1.3 million from $8.0 million in first quarter 2001 to $6.7 million in first quarter 2002 due to lower average debt outstanding and lower average interest rates in 2002. During the first three months of 2002, the Company averaged outstanding borrowings of $337.4 million as compared to $355.5 million for the corresponding period of the prior year. The $18.1 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge. The average interest rate of 7.92% for the current quarter was 103 basis points lower than the average rate of 8.95% for first quarter 2001, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for the-three month period ended March 31, 2002 was 47%, compared to 46% for the corresponding period in 2001.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, discussion regarding the Company's anticipated amounts of restructuring charges, credit availability, levels and funding of capital expenditures and trends for the remainder of 2002. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation and quality; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates; tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that the our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

          (15) Letter re: unaudited financial information

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

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

                                            Dated          May 14, 2002
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2002

EXHIBIT
-------
   (15)   Letter re: unaudited financial information