Form 10-Q
period 2002-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2002-08-14
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 2002, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ____________ TO ____________

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

The registrant meets the conditions set forth in the general instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports):

and

     (2) Has been subject to such filing requirements for the past 90 days.

        YES [X]       NO [ ]

All of the outstanding capital stock is held by Park-Ohio Holdings Corp. As of July 31, 2002, 100 shares of the registrant's common stock, $1 par value was outstanding.

                    The Exhibit Index is located on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)
              Consolidated balance sheets -- June 30, 2002 and December
              31, 2001
              Consolidated statements of operations -- Six months and three months ended June 30, 2002 and 2001
              Consolidated statement of shareholder's equity -- Six months ended June 30, 2002
              Consolidated statements of cash flows -- Six months ended
              June 30, 2002 and 2001
              Notes to consolidated financial statements -- June 30, 2002
              Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.      OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30     DECEMBER 31
                                                                 2002          2001
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  8,568      $  2,344
  Accounts receivable, less allowances for doubtful accounts of $2,950 at June 30, 2002 and $2,680 at December 31,
     2001...................................................    109,102        99,241
  Inventories...............................................    149,617       151,463
  Other current assets......................................     25,568        26,427
                                                               --------      --------
          Total Current Assets..............................    292,855       279,475
Property, Plant and Equipment...............................    221,331       214,480
  Less accumulated depreciation.............................    113,664       105,155
                                                               --------      --------
                                                                107,667       109,325
Other Assets
  Goodwill..................................................    130,263       130,263
  Net assets held for sale..................................     26,587        22,733
  Prepaid pension and other.................................     48,614        50,371
                                                               --------      --------
                                                               $605,986      $592,167
                                                               ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 79,311      $ 65,131
  Accrued expenses..........................................     30,484        28,345
  Current portion of long-term liabilities..................      2,504         3,787
                                                               --------      --------
          Total Current Liabilities.........................    112,299        97,263
Long-Term Liabilities, less current portion
  Long-term debt............................................    326,059       328,731
  Other postretirement benefits.............................     23,606        24,001
  Other.....................................................     15,421        15,277
                                                               --------      --------
                                                                365,086       368,009
Shareholder's Equity
  Common stock, par value $1 a share........................        -0-           -0-
  Additional paid-in capital................................     64,844        64,844
  Retained earnings.........................................     66,119        66,303
  Accumulated other comprehensive loss......................     (2,362)       (4,252)
                                                               --------      --------
                                                                128,601       126,895
                                                               --------      --------
                                                               $605,986      $592,167
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30               JUNE 30
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS)
Net sales..........................................  $166,625   $164,162   $320,468   $333,573
Cost of products sold..............................   142,245    139,503    274,390    281,793
                                                     --------   --------   --------   --------
  Gross profit.....................................    24,380     24,659     46,078     51,780
Selling, general and administrative expenses.......    14,557     17,457     28,666     33,964
Amortization of goodwill...........................       -0-        902        -0-      1,857
Restructuring and other non-recurring expenses.....     3,635        303      4,256        303
                                                     --------   --------   --------   --------
  Operating income.................................     6,188      5,997     13,156     15,656
Interest expense...................................     6,959      7,847     13,639     15,800
Non-operating expenses.............................       -0-        900        -0-      1,850
                                                     --------   --------   --------   --------
  Loss before income taxes.........................      (771)    (2,750)      (483)    (1,994)
Income tax (benefit)...............................      (365)    (1,326)      (299)    (1,072)
                                                     --------   --------   --------   --------
  Net loss.........................................  $   (406)  $ (1,424)  $   (184)  $   (922)
                                                     ========   ========   ========   ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC.. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                 ACCUMULATED
                                                       ADDITIONAL                   OTHER
                                             COMMON     PAID-IN     RETAINED    COMPREHENSIVE
                                              STOCK     CAPITAL     EARNINGS        INCOME        TOTAL
                                             -------   ----------   ---------   --------------   --------
                                                                (DOLLARS IN THOUSANDS)
Balance January 1, 2002....................  $   -0-    $64,844      $66,303       $(4,252)      $126,895
Comprehensive income (loss):
  Net loss.................................                             (184)                        (184)
  Foreign currency translation
     adjustment............................                                          1,890          1,890
                                                                                                 --------
  Comprehensive income (loss)..............                                                         1,706
                                             -------    -------      -------       -------       --------
Balance June 30, 2002......................  $   -0-    $64,844      $66,119       $(2,362)      $128,601
                                             =======    =======      =======       =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC.. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................   $  (184)     $  (922)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................     8,402       10,049
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (9,861)       2,745
     Inventories and other current assets...................     2,705        2,621
     Accounts payable and accrued expenses..................    16,319      (15,625)
     Other..................................................    (3,405)      (8,061)
                                                               -------      -------
       Net Cash Provided (Used) by Operating Activities.....    13,976       (9,193)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (6,282)      (7,817)
  Proceeds from sale of Castle Rubber.......................     2,486          -0-
                                                               -------      -------
     Net Cash Used by Investing Activities..................    (3,796)      (7,817)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................     1,510       19,000
  Payments on debt..........................................    (5,466)      (3,107)
                                                               -------      -------
     Net Cash (Used) Provided by Financing Activities.......    (3,956)      15,893
                                                               -------      -------
Increase (Decrease) in Cash and Cash Equivalents............     6,224       (1,117)
Cash and Cash Equivalents at Beginning of Period............     2,344        2,552
                                                               -------      -------
Cash and Cash Equivalents at End of Period..................   $ 8,568      $ 1,435
                                                               =======      =======
Taxes refunded..............................................   $(4,639)     $(1,641)
Interest paid...............................................    12,827       15,263

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2002

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30    DECEMBER 31
                                                                2002        2001
                                                              --------   -----------
In process and finished goods...............................  $135,268    $137,021
Raw materials and supplies..................................    14,349      14,442
                                                              --------    --------
                                                              $149,617    $151,463
                                                              ========    ========

NOTE D -- ACCOUNTING PRONOUNCEMENTS

     The Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") as of January 1, 2002. Under FAS 142, the Company no longer amortizes goodwill, but is required to review goodwill for impairment annually, or more frequently if impairment indicators arise.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In accordance with FAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income for the three months and six months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                                             THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2001   JUNE 30, 2001
                                                             -------------   -------------
                                                              NET INCOME      NET INCOME
                                                                (LOSS)          (LOSS)
                                                             -------------   -------------
Reported...................................................     $(1,424)        $ (922)
Add: Amortization adjustment...............................         902          1,857
                                                                -------         ------
Adjusted...................................................     $  (522)        $  935
                                                                =======         ======

     The Company has completed the initial valuation analysis required by the transitional goodwill impairment tests which indicates that the fair value of each of the Company's three reporting units as of January 1, 2002 was less than the carrying value for financial reporting purposes and that up to $50 million of goodwill is impaired. Once the transitional impairment tests have been completed, the related non-cash impairment charge will be recorded by December 31, 2002 and reflected as a cumulative effect of a change in accounting principle. This non-cash transitional impairment charge will have no effect on the future operating results of the company.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("FAS 145"). FAS 145 rescinds FAS 4 and FAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. FAS 145 also amends FAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of FAS 145 effective April 1, 2002, and the adoption had no impact on the Company's reported results of operations or financial position.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs as announced in December 2001 in accordance with EITF Issue No. 94-3.

NOTE E -- INDUSTRY SEGMENTS

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain manage-

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES ment services. The principal customers of ILS are in the semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy-duty truck, vehicle parts and accessories, appliances and motors, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are equipment manufacturers and end-users in the aerospace, railroad, truck and oil industries. Intersegment sales are immaterial.

     Results by business segment were as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30                JUNE 30
                                           -------------------   ----------------------
                                             2002       2001       2002        2001
                                           --------   --------   --------   -----------
Net sales:
  ILS....................................  $103,985   $108,466   $199,742    $226,320
  Aluminum products......................    30,028     21,300     56,503      41,958
  Manufactured products..................    32,612     34,396     64,223      65,295
                                           --------   --------   --------    --------
                                           $166,625   $164,162   $320,468    $333,573
                                           ========   ========   ========    ========
Income (loss) before income taxes:
  ILS....................................  $  4,904   $  6,287   $ 10,366    $ 16,346
  Aluminum products......................     1,631       (726)     3,751      (1,135)
  Manufactured products..................       612      1,968      1,168       3,080
                                           --------   --------   --------    --------
                                              7,147      7,529     15,285      18,291
  Corporate costs........................      (959)    (1,532)    (2,129)     (2,635)
  Interest expense.......................    (6,959)    (7,847)   (13,639)    (15,800)
  Non-operating expenses.................       -0-       (900)       -0-      (1,850)
                                           --------   --------   --------    --------
                                           $   (771)  $ (2,750)  $   (483)   $ (1,994)
                                           ========   ========   ========    ========

                                                              JUNE 30    DECEMBER 31
                                                                2002        2001
                                                              --------   -----------
Identifiable assets were as follows:
  ILS.......................................................  $318,735    $312,288
  Aluminum products.........................................   108,370      95,021
  Manufactured products.....................................   153,953     139,045
  General corporate.........................................    24,928      45,813
                                                              --------    --------
                                                              $605,986    $592,167
                                                              ========    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30             JUNE 30
                                                   ------------------   ----------------
                                                    2002       2001      2002     2001
                                                   -------   --------   ------   -------
Net loss.........................................  $ (406)   $(1,424)   $ (184)  $  (922)
Foreign currency translation.....................   2,099       (127)    1,890    (1,239)
                                                   ------    -------    ------   -------
Total comprehensive income (loss)................  $1,693    $(1,551)   $1,706   $(2,161)
                                                   ======    =======    ======   =======

NOTE G -- NON-OPERATING EXPENSES

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the first half of 2001, the Company expensed $1.85 million ($900 thousand in the second quarter) of non-recurring business interruption costs, which were not covered by insurance.

NOTE H -- RESTRUCTURING ACTIVITIES

     During 2001, the Company recorded pretax charges of $28.5 million (of which $6.9 million related to severance and exit costs) as a result of a restructuring plan aimed at positioning the Company for stronger profitability. The charges consisted of asset write-downs, employee termination and severance costs related to workforce reductions of approximately 525 employees, and other exit costs related to the shutdown of facilities. The Company continues to re-evaluate the asset write-down reserves and severance and exit cost liabilities, and expects to substantially complete these restructuring actions in 2002. For further details on the restructuring plan, see Note M to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accrued liability balance for severance and exit costs and related cash payments consisted of:


Severance and exit charges recorded in 2001.................   $ 6,883
Cash payments made in 2001..................................    (2,731)
                                                               -------
Balance at December 31, 2001................................     4,152

Severance and exit charges recorded in 2002.................     1,292
Cash payments made in 2002..................................    (3,338)
                                                               -------
Balance at June 30, 2002....................................   $ 2,106
                                                               =======

     As of June 30, 2002, all of the 525 employees identified in 2001 had been terminated. Severance costs related to additional work force reductions of 290 employees were recorded in the first half of 2002. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for Ajax Manufacturing (business held for sale) were $3,090 and $2,536 for the six months ended June 30, 2002 and 2001, respectively. Operating income (loss) for this entity was $(467) and $207 for the six months ended June 30, 2002 and 2001, respectively.

     During the second quarter of 2002 the Company sold Castle Rubber for $2.5 million and completed the closure of a manufacturing facility. The difference between the proceeds received and the carrying value of net assets sold was charged to asset write-down reserves established in 2001. Included in restructuring and other non-recurring expenses is a $2.7 million charge for the curtailment of the two pension plans at these facilities, as determined by consulting actuaries.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, the consolidated statement of shareholder's equity for the six-month period ended June 30, 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended, not presented herein, and in our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
August 12, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and six-month periods ended June 30, 2002 is not directly comparable to the financial information for the same three-month and six-month periods in 2001, for several reasons. Effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization was $955 thousand and $902 thousand in the first and second quarters of 2001, respectively. During second quarter 2002, the Company continued its announced restructuring activities and recorded $935 thousand of cash restructuring charges, plus $2.7 million of pension plan curtailment charges related to the sale of Castle Rubber and closure of a manufacturing plant. In the first and second quarters of 2001, the Company expensed $950 thousand and $900 thousand respectively, of non-recurring business-interruption costs related to a June 2000 fire, which destroyed the Company's Cicero Flexible Products plant. The Company sold substantially all the assets of Cleveland City Forge on December 21, 2001 for cash of approximately $6.1 million. The Company sold substantially all the assets of Castle Rubber Company on April 26, 2002 for cash of approximately $2.5 million.

OVERVIEW

     The Company operates through three segments: Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy-duty truck, vehicle parts and accessories, appliances and motors and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end-users in the aerospace, automotive, railroad, truck and oil industries.

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

     The Company's sales volume and profitability improved in the first half of 2002. Sales increased approximately $7.2 million, or 5% in first quarter 2002 over fourth quarter 2001, and in second quarter 2002 sales increased a further $12.8 million, or 8% over first quarter, and the company returned to profitability (excluding the non-cash pension plan curtailment charges). During first half 2002, the Company continued to reduce costs and restructure businesses as previously planned, including closing or consolidating four logistics warehouses, and one manufacturing plant, and selling Castle Rubber.

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise.

     Pursuant to FAS 142, the Company has completed the initial valuation analysis required by the transitional goodwill impairment tests which indicates that the fair value of each of the Company's three reporting units as of January 1, 2002 (the bottom of the economic cycle) was less than the carrying value for financial reporting purposes and that up to $50 million of the goodwill is impaired. Once the transitional impairment tests have been completed, the related non-cash impairment charge will be recorded by December 31, 2002, and reflected as the cumulative effect of a change in accounting principle. This non-cash transitional impairment charge will have no effect on the future operating results of the Company.

RESULTS OF OPERATIONS

First Half 2002 versus First Half 2001

     Net sales declined by $13.1 million, or 4%, from $333.6 million in first half 2001 to $320.5 million in 2002. ILS net sales declined 12%, or $26.6 million, due primarily to shrinkage in heavy truck and other customer industries. Aluminum Products net sales increased 35%, or $14.5 million. This increase included $7.7 million in new production contracts and $8.5 million from higher volumes and price increases in ongoing contracts, partially offset by a $1.7 million decrease relating to the ending of certain production contracts. Manufactured Products net sales decreased 2%, or $1.1 million, primarily due to the sale of Cleveland City Forge and Castle Rubber.

     Gross profit declined by $5.7 million, or 11%, to $46.1 million for first half 2002, from $51.8 million for first half 2001, and the Company's gross margin declined to approximately 14.4% for first half 2002, from 15.5% for first half 2001. ILS gross margin declined despite cost reductions, primarily due to the absorption of fixed operational overheads over a smaller sales base. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased primarily due to pricing pressure and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 16% or $5.3 million, to $28.7 million for first half 2002 from $34.0 million for the same period in 2001. SG&A decreased through cost reductions in the ILS and Manufactured Products segments, offset by a small increase in the Aluminum Products segment. Manufactured Products SG&A was reduced by $.7 million in first half 2002 due to the sale of Cleveland City Forge and Castle Rubber. During the first half of 2002, SG&A was negatively affected by a decrease of $.6 million in net pension credits, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.0% for first half 2002 as compared to 10.3% for first half 2001. Amortization of goodwill (reported separately from SG&A for clarity) has been eliminated in 2002, in accordance with FAS 142, eliminating $1.9 million of first half expenses.

     Interest expense decreased $2.2 million from $15.8 million in first half 2001 to $13.6 million in first half 2002 due to lower average debt outstanding and lower average interest rates in 2002. During the first six months of 2002, the Company averaged outstanding borrowings of $333.8 million as compared to $357.7 million for the corresponding period of the prior year. The $23.9 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge and Castle Rubber. The average interest rate of 8.17% for the current half was 67 basis points lower than the average rate of 8.84% for first half 2001, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for the six month period ended June 30, 2002 was 39%, compared to 46% for the corresponding period in 2001. The rate for 2001 was negatively impacted by the amortization of goodwill, which is not deductible for income tax purposes.

Second Quarter 2002 versus Second Quarter 2001

     Net sales grew by $2.4 million, or 2%, from $164.2 million in second quarter 2001 to $166.6 million in 2002. ILS net sales declined 4%, or $4.5 million, due primarily to shrinkage in heavy truck and other customer industries. Aluminum Products net sales increased 41%, or $8.7 million. This increase included $5.1 million in new production contracts and $4.9 million from higher volumes and price increases in ongoing contracts, partially offset by a $1.3 million decrease relating to the ending of certain production contracts. Manufactured Products net sales decreased 5%, or $1.8 million, primarily due to the sale of Cleveland City Forge and Castle Rubber.

     Gross profit declined by $.2 million, or 1%, to $24.4 million for second quarter 2002, from $24.6 million for second quarter 2001, and the Company's gross margin declined to approximately 14.6% for second quarter 2002, from 15.0% for second quarter 2001. ILS gross margin declined slightly despite cost reductions, primarily due to reduced volumes resulting in the absorption of fixed operational overheads over a smaller sales base. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased primarily due to pricing pressure and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 17% or $2.9 million, to $14.6 million for second quarter 2002 from $17.5 million for the same period in 2001. SG&A decreased through cost reductions in the ILS and Manufactured Products segments, offset by a small increase in the Aluminum Products segment. Manufactured Products SG&A was reduced by $.5 million in second quarter 2002 due to the sales of Cleveland City Forge and Castle Rubber. During the first quarter of 2002, SG&A was negatively affected by a decrease of $.3 million in net pension credits, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 8.8% for second quarter 2002 as compared to 10.7% for second quarter 2001. Amortization of goodwill (reported separately from SG&A for clarity) has been eliminated in 2002, in accordance with FAS 142, eliminating $.9 million of second quarter expenses.

     Interest expense decreased $.8 million from $7.8 million in second quarter 2001 to $7.0 million in second quarter 2002 due to lower average debt outstanding and lower average interest rates in 2002. During second quarter 2002, the Company averaged outstanding borrowings of $329.7 million as compared to $359.4 million for the corresponding period of the prior year. The $29.7 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge and Castle Rubber. The average interest rate of 8.44% for the current quarter was 29 basis points lower than the average rate of 8.73% for second quarter 2001, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for the three-month period ended June, 2002 was 40%, compared to 46% for the corresponding period in 2001. The rate for 2001 was negatively impacted by the amortization of goodwill, which is not deductible for income tax purposes.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (15) Letter re: unaudited financial information

        (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

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

                                            Dated         August 14, 2002
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 2002

EXHIBIT
-------
   (15)   Letter re: unaudited financial information

   (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002