Form 10-Q
period 2002-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2002-11-14
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 2002, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM____________ TO ____________

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

         YES [X]       NO [ ]

All of the outstanding capital stock is held by Park-Ohio Holdings Corp. As of October 31, 2002, 100 shares of the registrant's common stock, $1 par value was outstanding.

                    The Exhibit Index is located on page 21.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)
              Consolidated balance sheets -- September 30, 2002 and
              December 31, 2001
              Consolidated statements of operations -- Nine months and
              three months ended September 30, 2002 and 2001
              Consolidated statement of shareholder's equity -- Nine
              months ended September 30, 2002
              Consolidated statements of cash flows -- Nine months ended
              September 30, 2002 and 2001
              Notes to consolidated financial statements -- September 30,
              2002
              Independent accountants' review report
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations
Item 4.       Controls and Procedures
PART II.      OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2002          2001
                                                              ------------   -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................    $  6,950      $  2,344
  Accounts receivable, less allowances for doubtful accounts of $2,808 at September 30, 2002 and $2,680 at December
     31, 2001...............................................     123,590        99,241
  Inventories...............................................     153,643       151,463
  Other current assets......................................      24,202        26,427
                                                                --------      --------
          Total Current Assets..............................     308,385       279,475
Property, Plant and Equipment...............................     232,231       214,480
  Less accumulated depreciation.............................     116,481       105,155
                                                                --------      --------
                                                                 115,750       109,325
Other Assets
  Goodwill..................................................     130,263       130,263
  Net assets held for sale..................................      21,637        22,733
  Prepaid pension and other.................................      53,326        50,371
                                                                --------      --------
                                                                $629,361      $592,167
                                                                ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 88,051      $ 65,131
  Accrued expenses..........................................      45,129        28,345
  Current portion of long-term liabilities..................       3,467         3,787
                                                                --------      --------
          Total Current Liabilities.........................     136,647        97,263
Long-Term Liabilities, less current portion
  Long-term debt............................................     327,958       328,731
  Other postretirement benefits.............................      23,219        24,001
  Other.....................................................      13,732        15,277
                                                                --------      --------
                                                                 364,909       368,009
Shareholder's Equity
  Common Stock, par value $1 a share........................         -0-           -0-
  Additional paid-in capital................................      64,844        64,844
  Retained earnings.........................................      66,020        66,303
  Accumulated other comprehensive loss......................      (3,059)       (4,252)
                                                                --------      --------
                                                                 127,805       126,895
                                                                --------      --------
                                                                $629,361      $592,167
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                     -----------------------   -----------------------
                                                        2002         2001         2002         2001
                                                     ----------   ----------   ----------   ----------
                                                      (AMOUNTS IN THOUSANDS -- EXCEPT PER SHARE DATA)
Net sales..........................................   $157,832     $156,183     $478,300     $489,756
Cost of products sold..............................    134,639      132,534      409,029      414,023
                                                      --------     --------     --------     --------
  Gross profit.....................................     23,193       23,649       69,271       75,733
Selling, general and administrative expenses.......     14,353       16,596       43,019       50,864
Amortization of goodwill...........................        -0-          941          -0-        2,798
Restructuring and other non-recurring expenses.....      1,006          709        5,262        1,012
                                                      --------     --------     --------     --------
  Operating income.................................      7,834        5,403       20,990       21,059
Interest expense...................................      7,024        7,856       20,663       23,656
Non-operating expenses.............................        -0-          -0-          -0-        1,850
                                                      --------     --------     --------     --------
  Income (loss) before income taxes................        810       (2,453)         327       (4,447)
Income tax (benefit)...............................        909          147          610         (925)
                                                      --------     --------     --------     --------
  Net loss.........................................   $    (99)    $ (2,600)    $   (283)    $ (3,522)
                                                      ========     ========     ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC.. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                 ACCUMULATED
                                                       ADDITIONAL                   OTHER
                                             COMMON     PAID-IN     RETAINED    COMPREHENSIVE
                                              STOCK     CAPITAL     EARNINGS        INCOME        TOTAL
                                             -------   ----------   ---------   --------------   --------
                                                                (DOLLARS IN THOUSANDS)
Balance January 1, 2002....................  $   -0-    $64,844      $66,303       $(4,252)      $126,895
Comprehensive income (loss):
  Net loss.................................                             (283)                        (283)
  Foreign currency translation
     adjustment............................                                          1,193          1,193
                                                                                                 --------
  Comprehensive income (loss)..............                                                           910
                                             -------    -------      -------       -------       --------
Balance September 30, 2002.................  $   -0-    $64,844      $66,020       $(3,059)      $127,805
                                             =======    =======      =======       =======       ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................   $   (283)    $ (3,522)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     12,613       15,369
  Changes in operating assets and liabilities, excluding
     acquisitions of businesses:
     Accounts receivable....................................    (17,461)       8,327
     Inventories and other current assets...................      5,439       12,033
     Accounts payable and accrued expenses..................     28,224      (16,213)
     Other..................................................    (10,375)     (11,566)
                                                               --------     --------
       Net Cash Provided by Operating Activities............     18,157        4,428
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........     (9,195)     (10,983)
  Proceeds from sale of Castle Rubber.......................      2,486          -0-
  Costs of acquisitions, net of cash acquired...............     (5,748)         -0-
                                                               --------     --------
     Net Cash Used by Investing Activities..................    (12,457)     (10,983)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................      1,510       19,000
  Payments on debt..........................................     (2,604)     (12,084)
                                                               --------     --------
     Net Cash (Used) Provided by Financing Activities.......     (1,094)       6,916
                                                               --------     --------
Increase in Cash and Cash Equivalents.......................      4,606          361
Cash and Cash Equivalents at Beginning of Period............      2,344        2,552
                                                               --------     --------
Cash and Cash Equivalents at End of Period..................   $  6,950     $  2,913
                                                               ========     ========
Taxes refunded..............................................   $ (4,207)    $ (1,509)
Interest paid...............................................     14,560       17,705

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts have been reclassified to conform to current year presentation.

NOTE B -- DISPOSITIONS AND ACQUISITION

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

     On September 10, 2002, the Company acquired substantially all of the assets of Ajax Magnethermic Corporation ("Ajax"), a manufacturer of induction heating and melting equipment. The purchase price of approximately $5.0 million and the results of operations of Ajax prior to its date of acquisition was not deemed significant as defined in Regulation S-X.

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2002          2001
                                                              ------------   -----------
In process and finished goods...............................    $138,894      $137,021
Raw materials and supplies..................................      14,749        14,442
                                                                --------      --------
                                                                $153,643      $151,463
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In accordance with FAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income (loss) and earnings (loss) per share for the three months and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense is as follows:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                     ------------------   ------------------
                                                     NET INCOME (LOSS)    NET INCOME (LOSS)
                                                     -----------------    -----------------
Reported...........................................       $(2,600)             $(3,522)
Add: Amortization adjustment.......................           941                2,798
                                                          -------              -------
Adjusted...........................................       $(1,659)             $  (724)
                                                          =======              =======

     Pursuant to the adoption of FAS 142, the Company has completed the initial valuation analysis required by the transitional goodwill impairment tests which indicates that the fair value of each of the Company's three reporting units as of January 1, 2002 was less than the carrying value for financial reporting purposes and that up to $50 million of goodwill is impaired. Once the transitional impairment tests have been completed, the related non-cash impairment charge will be recorded by December 31, 2002 and reflected as a cumulative effect of a change in accounting principle. This non-cash transitional impairment charge will have no effect on the future operating results of the company.

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

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that liability for a cost that is associated with an exit or disposal activity be recognized when a legal liability is incurred. FAS 146 also establishes that fair value is the objective for the initial measurement of the liability. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs as announced in December 2001 in accordance with EITF Issue No. 94-3.

NOTE E -- INDUSTRY SEGMENTS

     The Company operates through three segments. Integrated Logistics Solutions ("ILS"), Aluminum Products and Manufactured Products. ILS is a leading logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, technology, industrial equipment, aerospace and defense, electrical controls, HVAC, heavy-duty truck, vehicle parts and accessories, appliances and motors, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are equipment manufacturers and end-users in the aerospace, automotive, railroad, truck and oil industries. Intersegment sales are immaterial.

     Results by business segment were as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30          SEPTEMBER 30
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Net sales
  ILS......................................  $104,769   $ 97,817   $304,511   $324,137
  Aluminum products........................    24,729     20,545     81,232     62,503
  Manufactured products....................    28,334     37,821     92,557    103,116
                                             --------   --------   --------   --------
                                             $157,832   $156,183   $478,300   $489,756
                                             ========   ========   ========   ========
Income (loss) before income taxes:
  ILS......................................  $  7,676   $  5,303   $ 18,042   $ 21,649
  Aluminum products........................     1,367       (773)     5,118     (1,908)
  Manufactured products....................      (115)     2,485      1,053      5,567
                                             --------   --------   --------   --------
                                                8,928      7,015     24,213     25,308
  Corporate costs..........................    (1,094)    (1,612)    (3,223)    (4,249)
  Interest expense.........................    (7,024)    (7,856)   (20,663)   (23,656)
  Non-operating expenses...................         0          0          0     (1,850)
                                             --------   --------   --------   --------
                                             $    810   $ (2,453)  $    327   $ (4,447)
                                             ========   ========   ========   ========

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2002          2001
                                                              ------------   -----------
Identifiable assets were as follows:
  ILS.......................................................    $324,652      $305,493
  Aluminum products.........................................     109,581        94,311
  Manufactured products.....................................     159,075       125,837
  General corporate.........................................      14,416        43,793
  Net assets held for sale..................................      21,637        22,733
                                                                --------      --------
                                                                $629,361      $592,167
                                                                ========      ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE F -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30         SEPTEMBER 30
                                                  ------------------   ------------------
                                                   2002       2001      2002       2001
                                                  ------    --------   -------   --------
Net loss........................................  $ (99)    $(2,600)   $ (283)   $(3,522)
Foreign currency translation....................   (697)        163     1,193     (1,076)
                                                  -----     -------    ------    -------
Total comprehensive income (loss)...............  $(796)    $(2,437)   $  910    $(4,598)
                                                  =====     =======    ======    =======

NOTE G -- NON-OPERATING EXPENSES

     In June 2000, the Company's Cicero Flexible Products plant was destroyed in a fire. In the first nine months of 2001, the Company expensed $1.85 million of non-recurring business interruption costs, which were not covered by insurance.

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

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

Severance and exit charges recorded in 2001.................  $ 6,883
Cash payments made in 2001..................................   (2,731)
                                                              -------
Balance at December 31, 2001................................    4,152
Severance and exit charges recorded in 2002.................    1,904
Cash payments made in 2002..................................   (4,982)
                                                              -------
Balance at September 30, 2002...............................  $ 1,074
                                                              =======

     As of September 30, 2002, all of the 525 employees identified in 2001 had been terminated. Severance costs related to additional work force reductions of 327 employees were recorded in the first nine months of 2002. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for Ajax Manufacturing (business held for sale) were $3,527 and $4,625 for the nine months ended September 30, 2002 and 2001, respectively. Operating income (loss) for this entity was $(762) and $221 for the nine months ended September 30, 2002 and 2001, respectively.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, the consolidated statement of shareholder's equity for the nine-month period ended September 30, 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                          /s/Ernst & Young LLP

Cleveland, Ohio
November 11, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Holdings Corp. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2002 is not directly comparable to the financial information for the same three-month and nine-month periods in 2001, for several reasons. Effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization was $941 thousand and $2.8 million in the third quarter and first nine months of 2001, respectively.

     During third quarter 2002, the Company continued its announced restructuring activities and recorded $1.0 million of restructuring charges. In the first and second quarters of 2001, the Company expensed $950 thousand and $900 thousand respectively, of non-recurring business-interruption costs related to a June 2000 fire, which destroyed the Company's Cicero Flexible Products plant. During third quarter 2001, the Company recorded $.7 million of restructuring charges.

     The Company sold substantially all the assets of Cleveland City Forge on December 21, 2001 for cash of approximately $6.1 million. The Company sold substantially all the assets of Castle Rubber Company on April 26, 2002 for cash of approximately $2.5 million. The Company acquired substantially all the assets of Ajax Magnethermic Corp. on September 10, 2002 for cash of approximately $5.0 million.

OVERVIEW

     The Company's sales volumes and profitability declined during 2001, due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck and automotive industries. Despite these sales declines, the Company believes it has retained or gained market share in most major markets served. The Company responded to this economic downturn by reducing costs, increasing prices on targeted products, restructuring businesses and selling non-core manufacturing assets. The Company restructured many of its businesses, including planned closure of twenty logistics warehouses and closure or sale of eight manufacturing plants. With regard to these actions, in 2001 the Company recorded restructuring and impairment charges of $28.5 million.

     The Company's 2002 quarterly sales have increased compared to the fourth quarter of 2001 and the company has earned a profit in the first nine months of 2002 (excluding non-cash pension plan curtailment charges resulting from the closure of a plant in the second quarter). During 2002, the Company has continued to reduce costs and restructure its businesses as previously planned, including closing or consolidating eight logistics warehouses, and one manufacturing plant, and selling Castle Rubber.

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise.

     Pursuant to FAS 142, the Company has completed the initial valuation analysis required by the transitional goodwill impairment tests which indicates that the fair value of each of the Company's three reporting units as of January 1, 2002 was less than the carrying value for financial reporting purposes and that up to $50 million of the goodwill is impaired. Once the transitional impairment tests have been completed, the related non-cash impairment charge will be recorded by December 31, 2002, and reflected as a cumulative effect of a change in accounting principle. This non-cash transitional impairment charge will have no effect on the future operating results of the Company.

RESULTS OF OPERATIONS

Nine Months 2002 versus Nine Months 2001

     Net sales declined by $11.5 million, or 2%, to $478.3 million for the first nine months of 2002, from $489.8 million for the same period in 2001. ILS net sales declined 6%, or $19.6 million, due primarily to the current economic downturn. Aluminum Products net sales increased 30%, or $18.7 million. This increase included $12.2 million in new production contracts and $13.2 million from higher volumes and price increases in ongoing contracts, partially offset by a $6.7 million decrease relating to the ending of certain production contracts. Manufactured Products net sales decreased 10%, or $10.6 million, primarily due to the sale of Cleveland City Forge and Castle Rubber.

     Gross profit declined by $6.4 million, or 8%, to $69.3 million for the first nine months of 2002, from $75.7 million for the same period in 2001. Of this decline, approximately $5.2 million was attributable to organic sales decreases and the remainder to divestitures. The Company's consolidated gross margin declined to 14.5% for the first nine months of 2002, from 15.5% for the first nine months of 2001. ILS gross margin declined despite cost reductions, due to the absorption of fixed operational overheads over a smaller sales base and pricing pressure. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased primarily due to pricing pressure, the absorption of fixed overhead over a smaller sales base and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 16% or $7.9 million, to $43.0 million for the first nine months of 2002 from $50.9 million for the same period in 2001. SG&A decreased through cost reductions in the ILS and Manufactured Products segments, while the Aluminum Products segment remained unchanged despite a 30% sales increase. Manufactured Products SG&A was reduced by $1.1 million in the first nine months 2002 due to the sale of Cleveland City Forge and Castle Rubber. During the first nine months of 2002, SG&A was negatively affected by a decrease of $.9 million in net pension credits, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.0% for the first nine months of 2002 as compared to 10.4% for the same period in 2001. Amortization of goodwill (reported separately from SG&A for clarity) has been eliminated in 2002, in accordance with FAS 142, eliminating $2.8 million of year to date expenses.

     Interest expense decreased $3.0 million to $20.7 for the first nine months of 2002, from $23.7 million in the same period of 2001 due to lower average debt outstanding and lower average interest rates in 2002. During the first nine months of 2002, the Company averaged outstanding borrowings of $333.7 million as compared to $356.8 million for the corresponding period of 2001. The $23.1 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge and Castle Rubber. The average interest rate of 8.26% for the first nine months was 58 basis points lower than the average rate of 8.84% for same period in 2001, primarily due to decreased rates on the Company's revolving credit facility.

     Despite a loss before income tax of $.1 million, the Company recorded a $.6 million income tax provision for the first nine months of 2002, due to foreign taxes and a foreign tax rate difference in foreign subsidiaries, and a reduced tax benefit from the Company's foreign sales corporations. In the first nine months of 2001, the effective income tax rate was 19%. This low rate resulted from the tax-rate impact of permanent tax items which are not deductible such as the amortization of goodwill (discontinued in 2002), given the pretax loss during the first nine months of 2001.

Third Quarter 2002 versus Third Quarter 2001

     Net sales grew by $1.6 million, or 1%, to $157.8 million in third quarter 2002, from $156.2 million for the same quarter in 2001. ILS net sales grew 7%, or $7.0 million, due primarily to growth in heavy truck and other customer industries. Aluminum Products net sales increased 20%, or $4.2 million. This increase included $4.5 million in new production contracts and $3.7 million from higher volumes and price increases in ongoing contracts, partially offset by a $4.0 million decrease relating to the ending of certain production contracts. Manufactured Products net sales decreased 25%, or $9.5 million, due to the sale of Cleveland City Forge and Castle Rubber, and lower sales in capital equipment units.

     Gross profit declined by $.4 million, or 2%, to $23.2 million for third quarter 2002, from $23.6 million for the same quarter in 2001. Of this decline, approximately $.2 million was attributable to organic sales decreases and the remainder to divestitures. The Company's consolidated gross margin declined to approximately 14.7% for third quarter 2002, from 15.1% for same quarter in 2001. ILS gross margin increased slightly due to cost reductions and the accelerated termination of a sales contract with a high margin. Aluminum Products gross margins increased significantly, due to the absorption of fixed manufacturing overheads over a larger production base, cost reductions and higher margins on new contracts. Gross margins in the Manufactured Products segment decreased due to pricing pressure, the absorption of fixed manufacturing overhead over a smaller sales base and the divestiture of the high-margin sales of Cleveland City Forge.

     Selling, general and administrative expenses ("SG&A") decreased by 13% or $2.2 million, to $14.4 million for third quarter 2002 from $16.6 million for the same period in 2001. SG&A decreased through cost reductions in all three segments. Manufactured Products SG&A was reduced by $.4 million in third quarter 2002 due to the sales of Cleveland City Forge and Castle Rubber. During the third quarter of 2002, SG&A was negatively affected by a decrease of $.3 million in net pension credits, reflecting less favorable investment returns on pension plan assets. Consolidated SG&A expenses as a percentage of net sales were 9.1% for third quarter 2002 as compared to 10.6% for the same quarter in 2001. Amortization of goodwill (reported separately from SG&A for clarity) has been eliminated in 2002, in accordance with FAS 142, eliminating $.9 million of third quarter expenses.

     Interest expense decreased $.9 million to $7.0 million for third quarter 2002, from $7.9 million for the same quarter in 2001 due to lower average debt outstanding and lower average interest rates in 2002. During third quarter 2002, the Company averaged outstanding borrowings of $331.7 million as compared to $356.3 million for the corresponding quarter of the 2001. The $24.6 million decrease related primarily to lower working capital levels in ongoing units and cash from the sale of Cleveland City Forge and Castle Rubber. The average interest rate of 8.47% for the current quarter was 35 basis points lower than the average rate of 8.82% for third quarter 2001, primarily due to decreased rates on the Company's revolving credit facility.

     The effective income tax rate for third quarter 2002 was over 100%, including a $.4 million tax provision adjustment for the first two quarters of 2002 based on revised estimates of foreign taxes and a foreign tax rate difference in the Company's foreign subsidiaries, and a reduced tax benefit from the Company's foreign sales corporations. In the same quarter of 2001, the Company recorded a $.1 million tax provision despite a loss before income taxes, as a result of the third quarter 2001 reduction of the estimated income tax rate to 19%. This change, which reduced the third quarter 2001 income tax benefit by $.6 million, resulted from the tax rate impact of permanent tax items which are not deductible, such as the amortization of goodwill (discontinued in 2002), given the pretax loss estimated for 2001.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 4.  CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

        (4) Fifth amendment, dated September 30, 2002, to the Credit and Security Agreement among Park-Ohio Industries, Inc. and various financial institutions

        (15) Letter re: unaudited financial information

        (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

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

                                            Dated        November 13, 2002
                                               ---------------------------------

                                 CERTIFICATION

I, Edward F. Crawford, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Park-Ohio Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

                                            By    /s/ EDWARD F. CRAWFORD
                                             -----------------------------------
                                            Name: Edward F. Crawford
                                            Title:  Chairman, Chief Executive
                                                    Officer and President

                                 CERTIFICATION

I, Richard P. Elliott, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Park-Ohio Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

                                            By    /s/ RICHARD P. ELLIOTT
                                             -----------------------------------
                                            Name: Richard P. Elliott
                                            Title:  Vice President and Chief
                                                    Financial Officer

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

EXHIBIT
-------
    (4)   Fifth amendment, dated September 30, 2002, to the Credit and
          Security Agreement among Park-Ohio Industries, Inc. and
          various financial institutions

   (15)   Letter re: unaudited financial information

   (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002