Form 10-Q
period 2003-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2003-05-14
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 2003, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM____________ TO ____________

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

The registrant meets the conditions set forth in general instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form in reduced disclosure format.

Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and

     (2) Has been subject to such filing requirements for the past 90 days.

         YES [X]       NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

           YES [ ]       NO [X]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2002, 100 shares of the registrant's common stock, $1 par value were outstanding.

                    The Exhibit Index is located on page 21.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited)
              Consolidated balance sheets -- March 31, 2003 and December
              31, 2002
              Consolidated statements of operations -- Three month periods ended March 31, 2003 and 2002
              Consolidated statement of shareholder's equity -- Three months ended March 31, 2003
              Consolidated statements of cash flows -- Three month periods ended March 31, 2003 and 2002
              Notes to consolidated financial statements -- March 31, 2003
              Independent accountants' review report
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.       Controls and Procedures
PART II.      OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               MARCH 31     DECEMBER 31
                                                                 2003          2002
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,789      $  8,800
  Accounts receivable, less allowances for doubtful accounts of $2,930 at March 31, 2003 and $3,313 at December 31,
     2002...................................................    107,833       101,477
  Inventories...............................................    153,380       151,645
  Other current assets......................................     13,768        13,862
                                                               --------      --------
          Total Current Assets..............................    278,770       275,784
Property, Plant and Equipment...............................    231,303       226,426
  Less accumulated depreciation.............................    119,224       114,260
                                                               --------      --------
                                                                112,079       112,166
Other Assets
  Goodwill..................................................     81,689        81,464
  Net assets held for sale..................................     12,474        19,205
  Prepaid pension and other.................................     54,609        51,583
                                                               --------      --------
                                                               $539,621      $540,202
                                                               ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 69,916      $ 74,868
  Accrued expenses..........................................     58,024        48,839
  Current portion of long-term liabilities..................      2,822         3,056
                                                               --------      --------
          Total Current Liabilities.........................    130,762       126,763
Long-Term Liabilities, less current portion
  9.25% Senior Subordinated Notes...........................    199,930       199,930
  Revolving credit maturing on June 30, 2004................    106,500       114,000
  Other long-term debt......................................      9,954         9,886
  Other postretirement benefits.............................     23,713        23,829
  Other.....................................................      3,210         3,483
                                                               --------      --------
                                                                343,307       351,128
  Shareholder's Equity
  Common Stock..............................................        -0-           -0-
  Additional paid-in capital................................     64,844        64,844
  Retained earnings.........................................      8,078         5,563
  Accumulated other comprehensive (loss)....................     (7,370)       (8,096)
                                                               --------      --------
                                                                 65,552        62,311
                                                               --------      --------
                                                               $539,621      $540,202
                                                               ========      ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Net sales...................................................  $154,851     $153,843
Cost of products sold.......................................   130,441      132,145
                                                              --------     --------
  Gross profit..............................................    24,410       21,698
Selling, general and administrative expenses................    15,001       14,108
Restructuring and impairment charges........................       -0-          622
                                                              --------     --------
  Operating income..........................................     9,409        6,968
Interest expense............................................     6,757        6,680
                                                              --------     --------
  Income before income taxes and cumulative effect of
     accounting change......................................     2,652          288
Income taxes................................................       137           67
                                                              --------     --------
  Income before cumulative effect of accounting change......     2,515          221
Cumulative effect of accounting change......................       -0-      (48,799)
                                                              --------     --------
  Net income (loss).........................................  $  2,515     $(48,578)
                                                              ========     ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                               ACCUMULATED
                                                                                  OTHER
                                               COMMON   PAID-IN   RETAINED    COMPREHENSIVE
                                               STOCK    CAPITAL   EARNINGS        (LOSS)        TOTAL
                                               ------   -------   ---------   --------------   -------
Balance January 1, 2003......................   $-0-    $64,844    $5,563        $(8,096)      $62,311
Comprehensive income:
  Net income.................................                       2,515                        2,515
  Foreign currency translation adjustment....                                        726           726
                                                                                               -------
  Comprehensive income.......................                                                    3,241
                                                ----    -------    ------        -------       -------
Balance March 31, 2003.......................   $-0-    $64,844    $8,078        $(7,370)      $65,552
                                                ====    =======    ======        =======       =======

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................   $ 2,515     $(48,578)
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
     Cumulative effect of change in accounting..............       -0-       48,799
     Depreciation and amortization..........................     4,182        4,144
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (6,356)      (9,490)
     Inventories and other current assets...................    (1,641)         984
     Accounts payable and accrued expenses..................     4,232       13,016
     Other..................................................    (3,857)      (2,950)
                                                               -------     --------
       Net Cash (Used) Provided by Operating Activities.....      (925)       5,925
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (3,759)      (3,023)
  Proceeds from sale of assets held for sale................     7,340          -0-
                                                               -------     --------
     Net Cash Provided (Used) by Investing Activities.......     3,581       (3,023)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................       -0-        1,510
  Payments on debt..........................................    (7,667)        (347)
                                                               -------     --------
     Net Cash (Used) Provided by Financing Activities.......    (7,667)       1,163
                                                               -------     --------
(Decrease) Increase in Cash and Cash Equivalents............    (5,011)       4,065
Cash and Cash Equivalents at Beginning of Period............     8,800        2,344
                                                               -------     --------
Cash and Cash Equivalents at End of Period..................   $ 3,789     $  6,409
                                                               =======     ========
Taxes paid..................................................   $   -0-     $     54
Interest paid...............................................     1,860        1,470

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain amounts have been reclassified to conform to current year presentation.

NOTE B -- ACQUISITION AND DISPOSITIONS

     During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing ("Green") and St. Louis Screw and Bolt ("St. Louis Screw") for cash of approximately $7.3 million. No gain or loss was recorded on the sale. Green and St. Louis Screw were non-core businesses in the ILS Segment and Manufactured Products Segment, respectively, and had been identified as businesses the Company was selling as part of its restructuring activities during 2002 and 2001.

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

NOTE C -- INVENTORIES

     The components of inventory consist of the following:

                                                              MARCH 31   DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
In process and finished goods...............................  $134,689    $133,664
Raw materials and supplies..................................    18,691      17,981
                                                              --------    --------
                                                              $153,380    $151,645
                                                              ========    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE D -- ADOPTION OF FAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS"

     Effective January 1, 2002, the Company adopted FAS 142, "Goodwill and Other Intangible Assets". Under this standard, goodwill is no longer amortized but is subject to an impairment test at least annually. The Company has selected October 1 as its annual testing date.

     The Company, with the assistance of an outside consultant, completed the transitional impairment review of goodwill during the fourth quarter of 2002 and recorded a non-cash charge for goodwill impairment which aggregated $48,799. In accordance with the provisions of FAS 142, the charge has been accounted for as a cumulative effect of a change in accounting principle, retroactive to January 1, 2002.

NOTE E -- ACCOUNTING PRONOUNCEMENTS

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurements of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect the adoption to have a material impact on the consolidated financial statements. The Company adopted the new disclosure requirements for the year ended December 31, 2002.

NOTE F -- SEGMENTS

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Results by business segment were as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
Net sales, including intersegment sales:
  ILS.......................................................  $ 92,352     $ 95,757
  Aluminum products.........................................    24,042       26,475
  Manufactured products.....................................    38,457       31,611
                                                              --------     --------
                                                              $154,851     $153,843
                                                              ========     ========
Income before income taxes and change in accounting
  principle:
  ILS.......................................................  $  5,848     $  5,462
  Aluminum products.........................................     3,578        2,120
  Manufactured products.....................................     1,148          556
                                                              --------     --------
                                                                10,574        8,138
Corporate costs.............................................    (1,165)      (1,170)
Interest expense............................................    (6,757)      (6,680)
                                                              --------     --------
                                                              $  2,652     $    288
                                                              ========     ========

                                                              MARCH 31   DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
Identifiable assets were as follows:
  ILS.......................................................  $276,652    $273,442
  Aluminum products.........................................    83,685      79,785
  Manufactured products.....................................   153,351     149,151
  General corporate.........................................    25,933      37,824
                                                              --------    --------
                                                              $539,621    $540,202
                                                              ========    ========

NOTE G -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                               2003        2002
                                                              ------     --------
Net income (loss)...........................................  $2,515     $(48,578)
Foreign currency translation................................     726         (209)
                                                              ------     --------
Total comprehensive income (loss)...........................  $3,241     $(48,787)
                                                              ======     ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The components of accumulated comprehensive loss at March 31, 2003 and December 31, 2002 are as follows:

                                                              MARCH 31   DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
Foreign currency translation adjustment.....................   $1,815      $2,541
Minimum pension liability...................................    5,555       5,555
                                                               ------      ------
                                                               $7,370      $8,096
                                                               ======      ======

NOTE H -- RESTRUCTURING ACTIVITIES

     The Company responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities, which included asset write-downs and other exit costs related to the shutdown of facilities, generated restructuring and asset impairment charges of $19.2 million and $28.5 million in 2002 and 2001, respectively (of which $5.6 million (490 employees) in 2002 and $6.9 million (525 employees) in 2001 related to severance and exit costs). For further details on the restructuring plan, see Note L to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing and St. Louis Screw and Bolt for cash of approximately $7.3 million. No gain or loss was recorded on the sale. Both of these businesses had been identified as businesses the Company was selling as part of its restructuring activities.

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges..................................  $ 6,883
Cash payments...............................................   (2,731)
                                                              -------
Balance at December 31, 2001................................    4,152

2002
Severance and exit charges..................................    5,599
Cash payments...............................................   (5,706)
                                                              -------
Balance at December 31, 2002................................    4,045

2003
Cash payments...............................................     (850)
                                                              -------
Balance at March 31, 2003...................................  $ 3,195
                                                              =======

     As of March 31, 2003, all of the 525 employees identified in 2001 and all but 59 of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for the businesses that were included in net assets held for sale were $5,554 and $5,252 for the three months ended March 31, 2003 and 2002, respectively. Operating income for these entities was $242 and $69 for the three months ended March 31, 2003 and 2002, respectively.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE I -- ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

Balance at January 1, 2003..................................   $3,068
  Claims paid during the quarter............................     (522)
  Additional warranties issued during the quarter...........      263
                                                               ------
Balance at March 31, 2003...................................   $2,809
                                                               ======

NOTE J -- INCOME TAXES

     The effective income tax rate for the three-month period ended March 31, 2003 was 5%, compared to 47% for the corresponding period in 2002. Only foreign and state income taxes were provided for in 2003, because federal income taxes were eliminated due to the recognition of net operating loss carryforwards. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 and the consolidated statement of shareholder's equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended, not presented herein, and in our report dated February 25, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for a change in accounting for goodwill. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/Ernst & Young LLP

Cleveland, Ohio
May 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month period ended March 31, 2003 is not directly comparable to the financial information for the same three-month period in 2002 primarily due to $622 thousand of restructuring charges recorded in the first quarter of 2002, the divestiture of Castle Rubber in the second quarter of 2002 and the purchase of Ajax Magnethermic in the third quarter of 2002, and the divestiture of Green Bearing and St. Louis Screw and Bolt in 2003.

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

     The Company's sales volumes and profitability declined during 2001, due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck and automotive industries. Despite these sales declines, the Company retained or gained market share in most major markets served. The Company responded to this downturn by reducing costs, increasing prices on targeted products, restructuring many of its businesses and selling non-core manufacturing assets. The Company continued and extended restructuring its businesses through 2001 and 2002, closing 20 supply chain logistics facilities, and closing or selling eight manufacturing plants in those two years. With regard to these actions, the Company recorded restructuring and impairment charges of $28.5 million in 2001 and $19.2 million in 2002. Management's actions were aimed to position the Company for increased profitability when the manufacturing economy stabilizes and returns to growth.

     The Company's actions resulted in increased operating income in 2002 compared to 2001, despite flat sales. Operating income rose to $16.6 million in 2002, after restructuring and impairment charges of $19.2 million, compared to an operating loss of $3.9 million in 2001, after restructuring and impairment charges of $28.5 million and goodwill amortization of $3.7 million.

     The Company's profitability improved again in first quarter 2003, on continuing flat sales. Compared to first quarter 2002, operating income increased 35%, or $2.4 million, to $9.4 million, on a 1% sales increase. First quarter 2002 operating income was negatively impacted by $.6 million in restructuring charges. During first quarter 2003, the Company continued to reduce costs and restructure businesses, including closing another supply chain logistics facility and selling two additional non-core manufacturing businesses.

     The Company sold substantially all the assets of St. Louis Screw and Bolt on January 29, 2003 and Green Bearing on February 21, 2003 for cash totaling approximately $7.3 million.

     The Company sold substantially all the assets of Castle Rubber Company on April 26, 2002, for cash of approximately $2.5 million. The Company purchased substantially all the assets of Ajax Magnethermic Corp. on September 10, 2002, for cash of approximately $5.5 million.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142 the Company reviewed its goodwill and other intangible assets and recorded a non-cash goodwill impairment charge of $48.8 million, which was recorded as the cumulative effect of a change in accounting principle effective January 1, 2002.

RESULTS OF OPERATIONS

Three Months 2003 versus Three Months 2002

     Net sales increased by $1.1 million, or 1%, from $153.8 million in first quarter 2002 to $154.9 million in 2003. ILS net sales declined 4%, or $3.4 million, of which $.7 million related to the sale of Green Bearing and the remainder primarily to continued volume weakness in customer industries. Aluminum Products' net sales declined 9%, or $2.4 million, due to a $4.1 million decrease relating to the ending of certain sales contracts, partially offset by $1.7 million in new contracts and from higher volumes and price increases in ongoing contracts. Manufactured Products net sales increased 22%, or $6.8 million, primarily due to increased sales in the induction business.

     Gross profit increased by $2.7 million, or 12%, to $24.4 million for first quarter 2003 from $21.7 million for first quarter 2002, and the Company's gross margin increased to approximately 15.8% for first quarter 2003, from 14.1% for first quarter 2002. ILS gross margin remained essentially flat, as savings from restructuring and other cost reductions offset the absorption of fixed overhead over a smaller sales base. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment improved, primarily as a result of increased sales and overhead reductions in the induction business.

     Selling, general and administrative expenses ("SG&A") increased by 6%, or $.9 million, to $15.0 million for first quarter 2003 from $14.1 million for the same period in 2002. SG&A increased by $1.6 million due to the net effect of acquisitions and divestitures, partially offset by cost reductions in the ILS and Aluminum segments. Consolidated SG&A expenses as a percentage of net sales were 9.7% for the first three months of 2003 as compared to 9.2% for the first three months of 2002, primarily due to a $.4 million reduction of net pension credits reflecting less favorable returns on pension plan assets.

     Interest expense increased $.1 million from $6.7 million in first quarter 2002 to $6.8 million in first quarter 2003 due to slightly higher average interest rates in 2003. During the first three months of 2003, the Company averaged outstanding borrowings of $327.0 million as compared to $337.4 million for the corresponding period of the prior year. The $10.4 million decrease related primarily to lower average working capital levels during the quarter and cash from the sale of non-core manufacturing assets. The average interest rate of 8.26% for the current quarter was 34 basis points higher than the average rate of 7.92% for first quarter 2002.

     The effective income tax rate for the three-month period ended March 31, 2003 was 5%, compared to 47% for the corresponding period in 2002. Only foreign and certain state income taxes were provided for in 2003 because federal income taxes were eliminated due to the recognition of net operating loss carryforwards. At December 31, 2002, the company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, credit availability, levels and funding of capital expenditures and trends for the remainder of 2003. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to their evaluation.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        (15) Letter re: unaudited financial information

        (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

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

                                            Dated          May 13, 2003
                                               ---------------------------------

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

Dated: May 12, 2003

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

Dated: May 12, 2003

                                            By    /s/ RICHARD P. ELLIOTT
                                             -----------------------------------
                                            Name: Richard P. Elliott
                                            Title:  Vice President and Chief
                                                    Financial Officer

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED MARCH 31, 2003

EXHIBIT
-------
   (15)   Letter re: unaudited financial information

   (99) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002