Form 10-Q
period 2003-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2003-08-13
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 2003, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM____________ TO ____________

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

           YES [ ]       NO [X]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2003, 100 shares of the registrant's common stock, $1 par value were outstanding.

                    The Exhibit Index is located on page 21.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1        Financial Statements (Unaudited)
              Consolidated balance sheets -- June 30, 2003 and December
              31, 2002
              Consolidated statements of operations -- Three months and six months ended June 30, 2003 and 2002
              Consolidated statement of shareholder's equity -- Six months ended June 30, 2003
              Consolidated statements of cash flows -- Six months ended
              June 30, 2003 and 2002
              Notes to consolidated financial statements -- June 30, 2003
              Independent accountants' review report
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4        Controls and Procedures
PART II.      OTHER INFORMATION
Item 6        Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30     DECEMBER 31
                                                                 2003          2002
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  3,592      $  8,800
  Accounts receivable, less allowances for doubtful accounts of $3,369 at June 30, 2003 and $3,313 at December 31,
     2002...................................................    108,331       101,477
  Inventories...............................................    159,290       156,067
  Other current assets......................................     11,789        12,181
                                                               --------      --------
          Total Current Assets..............................    283,002       278,525
Property, Plant and Equipment...............................    234,592       226,426
  Less accumulated depreciation.............................    124,083       114,260
                                                               --------      --------
                                                                110,509       112,166
Other Assets
  Goodwill..................................................     82,127        81,464
  Net assets held for sale..................................     10,352        19,205
  Prepaid pension and other.................................     53,733        51,583
                                                               --------      --------
                                                               $539,723      $542,943
                                                               ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................   $ 68,494      $ 74,868
  Accrued expenses..........................................     49,238        48,839
  Current portion of long-term liabilities..................      2,694         3,056
                                                               --------      --------
          Total Current Liabilities.........................    120,426       126,763
Long-Term Liabilities, less current portion
  9.25% Senior Subordinated Notes...........................    199,930       199,930
  Revolving credit maturing on June 30, 2004................    109,500       114,000
  Other long-term debt......................................     10,148         9,886
  Other postretirement benefits.............................     23,332        23,829
  Other.....................................................      3,230         3,483
                                                               --------      --------
                                                                346,140       351,128
Shareholder's Equity
  Common Stock..............................................        -0-           -0-
  Additional paid-in capital................................     64,844        64,844
  Retained earnings.........................................     13,639         8,304
  Accumulated other comprehensive (loss)....................     (5,326)       (8,096)
                                                               --------      --------
                                                                 73,157        65,052
                                                               --------      --------
                                                               $539,723      $542,943
                                                               ========      ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, as restated for the Company's change in accounting for inventories at certain subsidiaries as discussed in Note B. However, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS)
Net sales..........................................  $159,916   $166,625   $314,767   $320,468
Cost of products sold..............................   134,069    142,245    264,510    274,390
                                                     --------   --------   --------   --------
  Gross profit.....................................    25,847     24,380     50,257     46,078
Selling, general and administrative expenses.......    15,497     14,557     30,498     28,666
Restructuring and impairment charges...............       -0-      3,635        -0-      4,256
                                                     --------   --------   --------   --------
  Operating income.................................    10,350      6,188     19,759     13,156
Interest expense...................................     6,695      6,959     13,452     13,639
                                                     --------   --------   --------   --------
  Income (loss) before income taxes and cumulative
     effect of accounting change...................     3,655       (771)     6,307       (483)
Income tax (benefit)...............................       835       (365)       972       (299)
                                                     --------   --------   --------   --------
  Income (loss) before cumulative effect of
     accounting change.............................     2,820       (406)     5,335       (184)
Cumulative effect of accounting change.............       -0-        -0-        -0-    (48,799)
                                                     --------   --------   --------   --------
  Net income (loss)................................  $  2,820   $   (406)  $  5,335   $(48,983)
                                                     ========   ========   ========   ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                COMMON    PAID-IN   RETAINED   COMPREHENSIVE
                                                 STOCK    CAPITAL   EARNINGS      (LOSS)        TOTAL
                                                -------   -------   --------   -------------   -------
Balance January 1, 2003, as previously
  stated......................................  $   -0-   $64,844   $ 5,563       $(8,096)     $62,311
Adjustment for the cumulative effect on the
  prior years of applying retroactively the
  change in the method of accounting for
  inventories (see Note B)....................                        2,741                      2,741
                                                -------   -------   -------       -------      -------
Balance January 1, 2003, as restated..........      -0-    64,844     8,304        (8,096)      65,052
Comprehensive income:
  Net income..................................                        5,335                      5,335
  Foreign currency translation adjustment.....                                      2,770        2,770
                                                                                               -------
  Comprehensive income........................                                                   8,105
                                                -------   -------   -------       -------      -------
Balance June 30, 2003.........................  $   -0-   $64,844   $13,639       $(5,326)     $73,157
                                                =======   =======   =======       =======      =======

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2003         2002
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................   $ 5,335     $(48,983)
  Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
     Cumulative effect of change in accounting..............       -0-       48,799
     Depreciation and amortization..........................     8,170        8,402
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (6,854)      (9,861)
     Inventories and other current assets...................    (2,833)       2,705
     Accounts payable and accrued expenses..................    (5,975)      16,319
     Other..................................................        56       (3,405)
                                                               -------     --------
       Net Cash (Used) Provided by Operating Activities.....    (2,101)      13,976
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........    (5,846)      (6,282)
  Proceeds from sale of assets held for sale................     7,340        2,486
                                                               -------     --------
     Net Cash Provided (Used) by Investing Activities.......     1,494       (3,796)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................       -0-        1,510
  Payments on debt..........................................    (4,601)      (5,466)
                                                               -------     --------
     Net Cash Used by Financing Activities..................    (4,601)      (3,956)
                                                               -------     --------
(Decrease) Increase in Cash and Cash Equivalents............    (5,208)       6,224
Cash and Cash Equivalents at Beginning of Period............     8,800        2,344
                                                               -------     --------
Cash and Cash Equivalents at End of Period..................   $ 3,592     $  8,568
                                                               =======     ========
Taxes refunded..............................................   $(1,187)    $ (4,639)
Interest paid...............................................    12,904       12,827

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2003
                             (AMOUNTS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries ("Park-Ohio," "the Company"). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain amounts have been reclassified to conform to current year presentation.

NOTE B -- ACCOUNTING CHANGE

     As described in Note A to the consolidated financial statements for the year ended December 31, 2002, inventories are stated at the lower of cost or market value. The first-in, first-out (FIFO) method was used to determine cost for 85% of inventories and the last-in, first-out (LIFO) method was used to determine cost for the remaining 15% of inventories.

     Effective June 30, 2003, the Company changed the method of accounting for the 15% of its inventories utilizing the LIFO method to the FIFO method. The Company believes that this change is preferable for the following reasons: 1) the change conforms all of its inventories to one method of determining cost, which is the FIFO method; 2) the costs of the Company's inventories have remained fairly level during the past several years, which has substantially negated the benefits of the LIFO method (a better matching of current costs with current revenues in periods of rising costs); 3) the impact of utilizing the LIFO method has had an insignificant impact on the Company's consolidated net income (loss) during the past several years; and 4) the FIFO method results in the valuation of inventories at current costs on the consolidated balance sheet, which provides a more meaningful presentation for investors and financial institutions.

     As required under accounting principles generally accepted in the United States, the Company has restated the consolidated balance sheet as of December 31, 2002 to increase inventories by the recorded LIFO reserve ($4.4 million), increase deferred tax liabilities ($1.7 million), and increase shareholders' equity ($2.7 million). Previously reported results of operations have not been restated because the impact of utilizing the LIFO method had an insignificant impact on the Company's reported amounts for consolidated net income (loss).

NOTE C -- ACQUISITION AND DISPOSITIONS

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE D -- INVENTORIES

     The components of inventory consist of the following:

                                                              JUNE 30    DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
In process and finished goods...............................  $137,121    $136,430
Raw materials and supplies..................................    22,169      19,637
                                                              --------    --------
                                                              $159,290    $156,067
                                                              ========    ========

NOTE E -- ADOPTION OF FAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS"

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

NOTE F -- ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when a legal liability is incurred. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurements of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect the adoption to have a material impact on the consolidated financial statements. The Company adopted the new disclosure requirements for the year ended December 31, 2002.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, results of operations and cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating whether or not the adoption of FAS 149 will have an effect on its financial position, results of operations and cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted FAS 150 on June 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE G -- SEGMENTS

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Results by business segment were as follows:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30               JUNE 30
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Net sales, including intersegment sales:
  ILS......................................  $ 96,525   $103,985   $188,877   $199,742
  Aluminum products........................    23,931     30,028     47,973     56,503
  Manufactured products....................    39,460     32,612     77,917     64,223
                                             --------   --------   --------   --------
                                             $159,916   $166,625   $314,767   $320,468
                                             ========   ========   ========   ========
Income before income taxes and cumulative
  effect of accounting change:
  ILS......................................  $  6,237   $  4,904   $ 12,085   $ 10,366
  Aluminum products........................     3,222      1,631      6,800      3,751
  Manufactured products....................     2,598        612      3,746      1,168
                                             --------   --------   --------   --------
                                               12,057      7,147     22,631     15,285
Corporate costs............................    (1,707)      (959)    (2,872)    (2,129)
Interest expense...........................    (6,695)    (6,959)   (13,452)   (13,639)
                                             --------   --------   --------   --------
                                             $  3,655   $   (771)  $  6,307   $   (483)
                                             ========   ========   ========   ========

                                                              JUNE 30    DECEMBER 31
                                                                2003        2002
                                                              --------   -----------
Identifiable assets were as follows:
  ILS.......................................................  $273,241    $273,442
  Aluminum products.........................................    79,609      79,797
  Manufactured products.....................................   153,963     151,880
  General corporate.........................................    32,910      37,824
                                                              --------    --------
                                                              $539,723    $542,943
                                                              ========    ========

NOTE H -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30               JUNE 30
                                                ------------------    ------------------
                                                 2003       2002       2003       2002
                                                -------    -------    ------    --------
Net income (loss).............................  $2,820     $ (406)    $5,335    $(48,983)
Foreign currency translation..................   2,044      2,099      2,770       1,890
                                                ------     ------     ------    --------
Total comprehensive income (loss).............  $4,864     $1,693     $8,105    $(47,093)
                                                ======     ======     ======    ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The components of accumulated comprehensive loss at June 30, 2003 and December 31, 2002 are as follows:

                                                              JUNE 30   DECEMBER 31
                                                               2003        2002
                                                              -------   -----------
Foreign currency translation adjustment.....................  $ (229)     $2,541
Minimum pension liability...................................   5,555       5,555
                                                              ------      ------
                                                              $5,326      $8,096
                                                              ======      ======

NOTE I -- RESTRUCTURING ACTIVITIES

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

     During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing and St. Louis Screw and Bolt for cash of approximately $7.3 million. No gain or loss was recorded on these sales. Both of these businesses had been identified as businesses the Company was selling as part of its restructuring activities.

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges..................................   $ 6,883
Cash payments...............................................    (2,731)
                                                               -------
Balance at December 31, 2001................................     4,152

2002
Severance and exit charges..................................     5,599
Cash payments...............................................    (5,706)
                                                               -------
Balance at December 31, 2002................................     4,045

2003
Cash payments...............................................    (1,374)
                                                               -------
Balance at June 30, 2003....................................   $ 2,671
                                                               =======

     As of June 30, 2003, all of the 525 employees identified in 2001 and all but 29 of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for the businesses that were included in net assets held for sale were $7,129 and $10,167 for the six months ended June 30, 2003 and 2002, respectively. Operating income for these entities was $23 and $66 for the six months ended June 30, 2003 and 2002, respectively.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J -- ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

Balance at January 1, 2003..................................   $ 3,068
  Claims paid during the year...............................    (1,440)
  Additional warranties issued during the year..............       539
                                                               -------
Balance at June 30, 2003....................................   $ 2,167
                                                               =======

NOTE K -- INCOME TAXES

     The effective income tax rate for the three-month period ended June 30, 2003 was 24%, compared to 40% for the corresponding period in 2002. Only foreign and state income taxes were provided for in 2003, because federal income taxes were eliminated due to the recognition of net operating loss carryforwards for which valuation allowances had been provided for prior to 2003. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

NOTE L -- DEBT RESTRUCTURING

     The revolving credit maturing on June 30, 2004 was refinanced and repaid in its entirety by the Company on July 30, 2003 with a new revolving credit facility which matures on July 30, 2007 and is classified as long-term debt.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2003 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, the consolidated statement of shareholder's equity for the six-month period ended June 30, 2003 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     As discussed in Note B to the consolidated financial statements, effective June 30, 2003, the Company changed its method of accounting for inventories at certain subsidiaries.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
August 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial information for the three-month and six-month periods ended June 30, 2003 is not directly comparable to the financial information for the same periods in 2002 primarily due to restructuring and other unusual charges in 2002 plus divestitures and an acquisition in 2002 and divestitures in 2003. Restructuring charges of $622 thousand and $3.6 million were recorded in first and second quarter 2002, respectively. The Company divested Castle Rubber in second quarter 2002, and Green Bearing and St. Louis Screw in first quarter 2003. The Company purchased the assets of Ajax Magnethermic in third quarter 2002.

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

     The Company's profitability improved again in first half 2003, on continuing flat sales. Compared to first half 2002, operating income increased 50%, or $6.6 million, to $19.8 million, on a 2% sales decline. First half 2002 operating income was negatively impacted by $4.3 million in restructuring charges. During first half 2003, the Company continued to reduce costs and restructure businesses, including consolidating two logistics facilities and selling two additional non-core manufacturing businesses.

     The Company sold substantially all the assets of St. Louis Screw and Bolt on January 29, 2003 and Green Bearing on February 21, 2003 for cash totaling approximately $7.3 million.

     The Company sold substantially all the assets of Castle Rubber Company on April 26, 2002 for cash of approximately $2.5 million. The Company purchased substantially all the assets of Ajax Magnethermic Corp. on September 10, 2002 for cash of approximately $5.5 million.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, the Company reviewed its goodwill and other intangible assets and recorded a non-cash goodwill impairment charge of $48.8 million, which was recorded as the cumulative effect of a change in accounting principle effective January 1, 2002.

     Effective June 30, 2003, the Company changed its method of accounting for the 15% of its inventories utilizing the LIFO method to the FIFO method. As required by generally accepted accounting principles, the Company has restated its balance sheet as of December 31, 2002 to increase inventories by the recorded LIFO reserve ($4.4 million), increase deferred tax liabilities ($1.7 million), and increase shareholders' equity ($2.7 million). Previously reported results of operations have not been restated because the impact of utilizing the LIFO method had an insignificant impact on the Company's reported amounts for consolidated net income (loss).

RESULTS OF OPERATIONS

Six Months 2003 versus Six Months 2002

     Net sales decreased by $5.7 million, or 2%, from $320.5 million for the first six months of 2002 to $314.8 million in 2003. ILS net sales declined 5%, or $10.9 million, of which $3.3 million related to the sale of Green Bearing and the remainder related primarily to continued volume weakness in customer industries. Aluminum Products net sales were 15%, or $8.5 million lower, primarily due to the ending of $8.3 million of certain sales contracts. Manufactured Products net sales increased 21%, or $13.7 million, primarily due to increased sales in the induction business.

     Gross profit increased by $4.2 million, or 9%, to $50.3 million for the first six months of 2003 from $46.1 million for the same period of 2002, and the Company's gross margin increased to approximately 16.0% for the first six months of 2003, from 14.4% for the same period of 2002. ILS gross margin increased, primarily due to lower inventory costs, facility costs and other cost reductions, partially offset by the absorption of fixed overhead over a smaller sales base. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment improved, primarily as a result of increased sales and overhead efficiencies achieved in the induction business.

     Selling, general and administrative ("SG&A") expenses increased by 6%, or $1.8 million, to $30.5 million for the first six months of 2003 from $28.7 million for the same period in 2002. SG&A expenses increased by $3.7 million due to the net effect of acquisitions and divestitures, partially offset by cost reductions in the ILS and Aluminum Products segments. Consolidated SG&A expenses as a percentage of net sales were 9.7% for the first six months of 2003 as compared to 8.9% for the first six months of 2002, primarily due to a $.8 million reduction of net pension credits reflecting less favorable returns on pension plan assets.

     Interest expense decreased $.1 million from $13.6 million in the first six months of 2002 to $13.5 million in the same period of 2003, primarily due to reduced borrowings in 2003. During the first six months of 2003, the Company averaged outstanding borrowings of $324.2 million as compared to $333.8 million for the corresponding period of the prior year. The $9.6 million decrease related primarily to lower average working capital levels during the first six months and cash from the sale of non-core manufacturing assets. The average interest rate of 8.30% for the first half of 2003 was 13 basis points higher than the average rate of 8.17% for the same period in 2002.

     The effective income tax rate for the six-month period ended June 30, 2003 was 15%, compared to 62% for the corresponding period in 2002. Only foreign and certain state income taxes were provided for in 2003 because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided for prior to 2003. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002 because the Company was in a three-year cumulative loss position.

Second Quarter 2003 versus Second Quarter 2002

     Net sales decreased by $6.7 million, or 4%, from $166.6 million in second quarter 2002 to $159.9 million in the same quarter 2003. ILS net sales declined 7%, or $7.5 million, of which $2.1 million related to the sale of Green Bearing and the remainder primarily to continued volume weakness in customer industries. Aluminum Products net sales declined 20%, or $6.1 million, due to a $4.2 million decrease relating to the ending of certain sales contracts, and downturns in volumes on certain parts. Manufactured Products net sales increased 21%, or $6.8 million, primarily due to increased sales in the induction business.

     Gross profit increased by $1.5 million, or 6%, to $25.8 million for second quarter 2003 from $24.4 million for the same quarter 2002, and the Company's gross margin increased to approximately 16.2% for second quarter 2003, from 14.6% for the same quarter 2002. ILS gross margin increased, primarily due to savings from restructuring and other cost reductions, partially offset by the absorption of fixed overhead over a smaller sales base. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment improved, primarily as a result of increased sales and overhead efficiencies achieved in the induction business.

     SG&A expenses increased by 6%, or $.9 million, to $15.5 million for second quarter 2003 from $14.6 million for the same quarter 2002. SG&A expenses increased by $2.1 million due to the net effect of acquisitions and divestitures, partially offset by cost reductions in the ILS and Aluminum Products segments. Consolidated SG&A expenses as a percentage of net sales were 9.7% for second quarter 2003 as compared to 8.7% for the first three months of 2002, primarily due to a $.4 million reduction of net pension credits reflecting less favorable returns on pension plan assets.

     Interest expense decreased $.3 million from $7.0 million in second quarter 2002 to $6.7 million in the same quarter 2003 primarily due to reduced borrowings in 2003. During second quarter 2003, the Company averaged outstanding borrowings of $319.7 million as compared to $329.7 million for the corresponding period of the prior year. The $10.0 million decrease related primarily to lower average working capital levels during the quarter and cash from the sale of non-core manufacturing assets. The average interest rate of 8.38% for the current quarter was 6 basis points lower than the average rate of 8.44% for second quarter 2002.

     The effective income tax rate for second quarter 2003 was 23%, compared to 47% for the corresponding period in 2002. Only foreign and certain state income taxes were provided for in 2003 because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided for prior to 2003. At December 31, 2002, the company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

SEASONALITY; VARIABILITY OF OPERATING RESULTS

     The Company's results of operations are typically stronger in the first six months rather than the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and due to holidays in the fourth quarter.

     The timing of orders placed by the Company's customers has varied with, among other factors, orders for customers' finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of the Company's business units. Such variability is particularly evident at the capital equipment businesses included in the Manufactured Products segment, which typically ship a few large systems per year.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

     There were no significant changes in the Company's internal control over financial reporting or in other factors that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        (4) Credit Agreement dated as of July 30, 2003 among Park-Ohio Industries, Inc. as borrower and various financial institutions

        (15)   Letter re: unaudited financial information

        (18)   Letter re: change in accounting principles

        (31.1) Principal Executive Officer's Certification Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Principal Financial Officer's Certification Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

        (32) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

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

                                            Dated         August 13, 2003
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                      FOR THE QUARTER ENDED JUNE 30, 2003

EXHIBIT
-------
 (4)      Credit Agreement dated as of July 30, 2003 among Park-Ohio
          Industries Inc. as borrower and various financial
          institutions
(15)      Letter re: unaudited financial information
(18)      Letter re: change in accounting principles
(31.1)    Principal Executive Officer's Certification Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)    Principal Financial Officer's Certification Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
(32)      Certification requirement under Section 906 of the
          Sarbanes-Oxley Act of 2002