Form 10-Q
period 2003-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2003-11-13
CIK 1068148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED SEPTEMBER 30, 2003, OR

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

  PARK-OHIO HOLDINGS CORP. IS A SUCCESSOR ISSUER TO PARK-OHIO INDUSTRIES, INC.

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

           YES [ ]       NO [X]

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2003, 100 shares of the registrant's common stock, $1 par value were outstanding.

                    The Exhibit Index is located on page 21.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

PART I        FINANCIAL INFORMATION
Item 1        Financial Statements (Unaudited)
              Consolidated balance sheets -- September 30, 2003 and
              December 31, 2002
              Consolidated statements of operations -- Three months and
              nine months ended September 30, 2003 and 2002
              Consolidated statement of shareholder's equity -- Nine
              months ended September 30, 2003
              Consolidated statements of cash flows -- Nine months ended
              September 30, 2003 and 2002
              Notes to consolidated financial statements -- September 30,
              2003
              Independent accountants' review report
Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations
Item 4        Controls and Procedures
PART II       OTHER INFORMATION
Item 6        Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                                     PART I

                             FINANCIAL INFORMATION

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2003          2002
                                                              ------------   -----------
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................    $    332      $  8,800
  Accounts receivable, less allowances for doubtful accounts of $3,748 at September 30, 2003 and $3,313 at December
     31, 2002...............................................     106,783       101,477
  Inventories...............................................     153,756       156,067
  Other current assets......................................      15,825        12,181
                                                                --------      --------
          Total Current Assets..............................     276,696       278,525
Property, Plant and Equipment...............................     236,825       226,426
  Less accumulated depreciation.............................     127,298       114,260
                                                                --------      --------
                                                                 109,527       112,166
Other Assets
  Goodwill..................................................      82,111        81,464
  Net assets held for sale..................................      10,193        19,205
  Prepaid pension and other.................................      55,545        51,583
                                                                --------      --------
                                                                $534,072      $542,943
                                                                ========      ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Trade accounts payable....................................    $ 61,980      $ 74,868
  Accrued expenses..........................................      56,591        48,839
  Current portion of long-term liabilities..................       2,492         3,056
                                                                --------      --------
          Total Current Liabilities.........................     121,063       126,763
Long-Term Liabilities, less current portion
  9.25% Senior Subordinated Notes...........................     199,930       199,930
  Revolving Credit maturing on July 31, 2007................     104,500       114,000
  Other long-term debt......................................      10,169         9,886
  Other postretirement benefits.............................      23,079        23,829
  Other.....................................................       2,663         3,483
                                                                --------      --------
                                                                 340,341       351,128
Shareholder's Equity
  Common Stock..............................................         -0-           -0-
  Additional paid-in capital................................      64,844        64,844
  Retained earnings.........................................      13,780         8,304
  Accumulated other comprehensive (loss)....................      (5,956)       (8,096)
                                                                --------      --------
                                                                  72,668        65,052
                                                                --------      --------
                                                                $534,072      $542,943
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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS)
Net sales..........................................  $146,830   $157,832   $461,596   $478,300
Cost of products sold..............................   125,078    134,639    389,588    409,029
                                                     --------   --------   --------   --------
  Gross profit.....................................    21,752     23,193     72,008     69,271
Selling, general and administrative expenses.......    14,955     14,353     45,452     43,019
Restructuring and impairment charges...............       -0-      1,006        -0-      5,262
                                                     --------   --------   --------   --------
  Operating income.................................     6,797      7,834     26,556     20,990
Interest expense...................................     6,512      7,024     19,964     20,663
                                                     --------   --------   --------   --------
  Income (loss) before income taxes and cumulative
     effect of accounting change...................       285        810      6,592        327
Income tax.........................................       144        909      1,116        610
                                                     --------   --------   --------   --------
  Income (loss) before cumulative effect of
     accounting change.............................       141        (99)     5,476       (283)
Cumulative effect of accounting change.............       -0-        -0-        -0-    (48,799)
                                                     --------   --------   --------   --------
  Net income (loss)................................  $    141   $    (99)  $  5,476   $(49,082)
                                                     ========   ========   ========   ========

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                COMMON    PAID-IN   RETAINED   COMPREHENSIVE
                                                 STOCK    CAPITAL   EARNINGS      (LOSS)        TOTAL
                                                -------   -------   --------   -------------   -------
Balance January 1, 2003, as previously
  stated......................................  $   -0-   $64,844   $ 5,563       $(8,096)     $62,311
Adjustment for the cumulative effect on the
  prior years of applying retroactively the
  change in the method of accounting for
  inventories (see Note B)....................                        2,741                      2,741
                                                -------   -------   -------       -------      -------
Balance January 1, 2003, as restated..........      -0-    64,844     8,304        (8,096)      65,052
Comprehensive income:
  Net income..................................                        5,476                      5,476
  Foreign currency translation adjustment.....                                      2,140        2,140
                                                                                               -------
  Comprehensive income........................                                                   7,616
                                                -------   -------   -------       -------      -------
Balance September 30, 2003....................  $   -0-   $64,844   $13,780       $(5,956)     $72,668
                                                =======   =======   =======       =======      =======

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2003        2002
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $   5,476    $(49,082)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of change in accounting..............        -0-      48,799
     Depreciation and amortization..........................     11,999      12,613
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (5,306)    (17,461)
     Inventories and other current assets...................     (1,334)      5,439
     Accounts payable and accrued expenses..................     (5,136)     28,224
     Other..................................................     (3,427)    (10,375)
                                                              ---------    --------
       Net Cash Provided by Operating Activities............      2,272      18,157
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........     (8,298)     (9,195)
  Proceeds from sale of assets held for sale................      7,340       2,486
  Acquisitions..............................................        -0-      (5,748)
                                                              ---------    --------
     Net Cash Used by Investing Activities..................       (958)    (12,457)
FINANCING ACTIVITIES
  Proceeds from bank arrangements...........................    112,000       1,510
  Repayment of old revolving credit agreement...............   (112,000)        -0-
  Payments on debt..........................................     (9,782)     (2,604)
                                                              ---------    --------
     Net Cash Used by Financing Activities..................     (9,782)     (1,094)
                                                              ---------    --------
(Decrease) Increase in Cash and Cash Equivalents............     (8,468)      4,606
Cash and Cash Equivalents at Beginning of Period............      8,800       2,344
                                                              ---------    --------
Cash and Cash Equivalents at End of Period..................  $     332    $  6,950
                                                              =========    ========
Taxes refunded..............................................  $    (881)   $ (4,207)
Interest paid...............................................     14,902      14,560

See notes to consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (AMOUNTS IN THOUSANDS)

NOTE A -- BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries ("Park-Ohio," "the Company"). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     On April 26, 2002, the Company completed the sale of substantially all of the assets of Castle Rubber Company ("Castle Rubber") for cash of approximately $2.5 million. Castle Rubber, a non-core business in the Manufactured Products Segment, had been identified as a business the Company was discontinuing as part of its restructuring activities during 2001.

NOTE D -- INVENTORIES

     The components of inventory consist of the following:

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2003          2002
                                                              ------------   -----------
In process and finished goods...............................    $133,903      $136,430
Raw materials and supplies..................................      19,853        19,637
                                                                --------      --------
                                                                $153,756      $156,067
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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurements of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The adoption did not have a material impact on the consolidated financial statements.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company's adoption of FIN 46 had no effect on its financial position, results of operations and cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of FAS 149 had no effect on its financial position, results of operations and cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted FAS 150 on June 1, 2003. The adoption of this statement had no effect on the Company's financial position, results of operations or cash flows.

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

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     Results by business segment were as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30          SEPTEMBER 30
                                             -------------------   -------------------
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
Net sales, including intersegment sales:
  ILS......................................  $ 89,436   $104,769   $278,312   $304,511
  Aluminum products........................    20,045     24,729     68,018     81,232
  Manufactured products....................    37,349     28,334    115,266     92,557
                                             --------   --------   --------   --------
                                             $146,830   $157,832   $461,596   $478,300
                                             ========   ========   ========   ========
Income (loss) before income taxes and
  cumulative effect of accounting change:
  ILS......................................  $  5,847   $  7,676   $ 17,932   $ 18,042
  Aluminum products........................     1,901      1,367      8,701      5,118
  Manufactured products....................       563       (115)     4,309      1,053
                                             --------   --------   --------   --------
                                                8,311      8,928     30,942     24,213
Corporate costs............................    (1,514)    (1,094)    (4,386)    (3,223)
Interest expense...........................    (6,512)    (7,024)   (19,964)   (20,663)
                                             --------   --------   --------   --------
                                             $    285   $    810   $  6,592   $    327
                                             ========   ========   ========   ========

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2003          2002
                                                              ------------   -----------
Identifiable assets were as follows:
  ILS.......................................................    $263,464      $273,442
  Aluminum products.........................................      76,684        79,797
  Manufactured products.....................................     151,229       151,880
  General corporate.........................................      42,695        37,824
                                                                --------      --------
                                                                $534,072      $542,943
                                                                ========      ========

NOTE H -- COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was as follows:

                                                    THREE MONTHS
                                                       ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30      SEPTEMBER 30
                                                   --------------   -----------------
                                                    2003    2002     2003      2002
                                                   ------   -----   ------   --------
Net income (loss)................................  $  141   $ (99)  $5,476   $(49,082)
Foreign currency translation.....................    (630)   (697)   2,140      1,193
                                                   ------   -----   ------   --------
Total comprehensive income (loss)................  $ (489)  $(796)  $7,616   $(47,889)
                                                   ======   =====   ======   ========

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

     The components of accumulated comprehensive loss at September 30, 2003 and December 31, 2002 are as follows:

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  2003          2002
                                                              ------------   -----------
Foreign currency translation adjustment.....................     $  401        $2,541
Minimum pension liability...................................      5,555         5,555
                                                                 ------        ------
                                                                 $5,956        $8,096
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

     During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green and St. Louis Screw for cash of approximately $7.3 million. No gain or loss was recorded on these sales. Both of these businesses had been identified as businesses the Company was selling as part of its restructuring activities.

     The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges..................................  $ 6,883
Cash payments...............................................   (2,731)
                                                              -------
Balance at December 31, 2001................................    4,152

2002
Severance and exit charges..................................    5,599
Cash payments...............................................   (5,706)
                                                              -------
Balance at December 31, 2002................................    4,045

2003
Cash payments...............................................   (2,095)
                                                              -------
Balance at September 30, 2003...............................  $ 1,950
                                                              =======

     As of September 30, 2003, all of the 525 employees identified in 2001 and all but 18 of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

     Net sales for the businesses that were included in net assets held for sale were $1,139 and $14,210 for the nine months ended September 30, 2003 and 2002, respectively. Operating income (loss) for these entities was $(8) and $(102) for the nine months ended September 30, 2003 and 2002, respectively.

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTE J -- ACCRUED WARRANTY COSTS

     The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

Balance at January 1, 2003..................................   $ 3,068
  Claims paid during the year...............................    (2,138)
  Additional warranties issued during the year..............       714
                                                               -------
Balance at September 30, 2003...............................   $ 1,644
                                                               =======

NOTE K -- INCOME TAXES

     The effective income tax rate for the three-month period ended September 30, 2003 was 50%, compared to 112% for the corresponding period in 2002. The effective income tax rate for the nine-month period ended September 30, 2003 was 17%. Only foreign and state income taxes were provided for in 2003. The federal income tax provision was offset by the recognition of the tax benefit of net operating loss carryforwards for which valuation allowances had been provided for prior to 2003. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

NOTE L -- DEBT RESTRUCTURING

     On July 30, 2003, the Company entered into a new, four-year revolving credit agreement with a group of banks under which it may borrow up to $165.0 million secured by substantially all the assets of the Company. On November 5, 2003, this credit agreement was amended to include the Company's subsidiaries in Canada and the United Kingdom. Proceeds from this credit agreement, as amended ("Credit Agreement"), which expires on July 30, 2007, were used to repay the existing borrowings under the old credit agreement. Amounts borrowed under the Credit Agreement may be borrowed at Park-Ohio's election at either (i) LIBOR plus 175 -- 250 basis points or (ii) the bank's prime lending rate. The interest rate is dependent on the Company's Debt Service Coverage Ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing capacity to the Company based on percentages of eligible accounts receivable, inventory and fixed assets. As of September 30, 2003, the Company had $104.5 million outstanding under the Credit Agreement. After giving effect to the amendment, as of September 30, 2003, the Credit Agreement provided approximately $40.0 million of unused borrowing capacity.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

     We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2003 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, the consolidated statement of shareholder's equity for the nine-month period ended September 30, 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial information for the three-month and nine-month periods ended September 30, 2003 is not directly comparable to the financial information for the same periods in 2002 primarily due to restructuring and impairment charges, divestitures and acquisitions. Restructuring charges of $1.0 million and $5.3 million were recorded in the third quarter and the first nine months of 2002, respectively. The Company divested Castle Rubber in second quarter 2002, and Green and St. Louis Screw in first quarter 2003. The Company purchased the assets of Ajax in third quarter 2002.

OVERVIEW

     The Company operates through three segments, ILS, Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components, principally to large OEM manufacturers. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the semiconductor equipment, heavy-duty truck, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment manufacturers. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the aerospace, automotive, steel, forging, railroad, truck, oil, food processing and consumer appliance industries.

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

     The Company's profitability improved again in the first nine months of 2003, on lower sales. Compared to the first nine months of 2002, operating income increased 28%, or $5.6 million, to $26.6 million, on a 3% sales decline. Operating income in the first nine months of 2002 was negatively impacted by $5.3 million in restructuring charges. During the first nine months of 2003, the Company continued to reduce costs and implement its restructuring plan, including consolidating two logistics facilities and selling two additional non-core manufacturing businesses.

     The Company sold substantially all the assets of St. Louis Screw on January 29, 2003 and Green on February 21, 2003 for cash totaling approximately $7.3 million.

     The Company sold substantially all the assets of Castle Rubber on April 26, 2002 for cash of approximately $2.5 million. The Company purchased substantially all the assets of Ajax on September 10, 2002 for cash of approximately $5.5 million.

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

RESULTS OF OPERATIONS

Nine Months 2003 versus Nine Months 2002

     Net sales decreased by $16.7 million, or 3%, from $478.3 million for the first nine months of 2002 to $461.6 million in 2003. ILS net sales declined 9%, or $26.2 million, of which $8.6 million related to the sale of Green and the early termination of the pharmaceutical sales contract. The remainder related to continued volume weakness in customer industries. Aluminum Products net sales were 16%, or $13.2 million lower, primarily due to the ending of $9.7 million of sales contracts, a significant portion of which related to the 2002 closure of the Tupelo plant. Manufactured Products net sales increased 25%, or $22.7 million, primarily due to increased sales in the induction business.

     Gross profit increased by $2.7 million, or 4%, to $72.0 million for the first nine months of 2003 from $69.3 million for the same period of 2002, and the Company's gross margin increased to approximately 15.6% for the first nine months of 2003 from 14.5% for the same period of 2002. ILS gross margin decreased, primarily due to reduced absorption of fixed overhead over a smaller sales base and the positive effect on the first nine months of 2002 of the early termination of a high margin pharmaceutical sales contract, partially offset by lower inventory costs, facility costs and other cost reductions. Aluminum Products gross margin increased significantly, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business.

     Selling, general and administrative ("SG&A") expenses increased by 5%, or $2.5 million, to $45.5 million for the first nine months of 2003 from $43.0 million for the same period in 2002. Consolidated SG&A expenses as a percentage of net sales were 9.8% for the first nine months of 2003 as compared to 9.0% for the same period in 2002. SG&A expenses increased by $5.3 million due to the net effect of acquisitions and divestitures, partially offset by cost reductions in the ILS and Aluminum Products segments. SG&A expenses were also impacted by a $1.3 million reduction of net pension credits reflecting less favorable returns on pension plan assets.

     Interest expense decreased $.7 million from $20.7 million in the first nine months of 2002 to $20.0 million in the same period of 2003, due to reduced borrowings in 2003. During the first nine months of 2003, the Company averaged outstanding borrowings of $323.0 million as compared to $333.7 million for the corresponding period of the prior year. The $10.7 million decrease related primarily to lower average working capital levels during the first nine months and cash from the sale of non-core manufacturing assets. The average interest rate of 8.24% for the first nine months of 2003 was 2 basis points lower than the average rate of 8.26% for the same period in 2002.

     The effective income tax rate for the nine-month period ended September 30, 2003 was 17%. Only foreign and certain state income taxes were provided for in 2003. The federal income tax provision was offset by the recognition of the benefit of net operating loss carryforwards for which valuation allowances had been provided for prior to 2003. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002 because the Company was in a three-year cumulative loss position. For the first nine months of 2002, the Company recorded a $.6 million income tax provision despite a loss before income tax of $.1 million, due to foreign taxes and a foreign tax rate difference in foreign subsidiaries, and a reduced tax benefit from the Company's foreign sales corporations.

Third Quarter 2003 versus Third Quarter 2002

     Net sales decreased by $11.0 million, or 7%, from $157.8 million in third quarter 2002 to $146.8 million in the same quarter 2003. ILS net sales declined 15%, or $15.3 million, of which $4.3 million related to the sale of Green and the early termination of the pharmaceutical sales contract. The remainder related to continued volume weakness in customer industries. Aluminum Products net sales declined 19%, or $4.7 million, due to a $1.4 million decrease relating to the ending of certain sales contracts, and downturns in volumes on certain parts. Manufactured Products net sales increased 32%, or $9.0 million, primarily due to increased sales in the induction business.

     Gross profit decreased by $1.4 million, or 6%, to $21.8 million for third quarter 2003 from $23.2 million for the same quarter 2002. However, the Company's gross margin increased to approximately 14.8% for third quarter 2003 from 14.7% for the same quarter 2002. ILS gross margin decreased, primarily due to reduced absorption of fixed overhead over a smaller sales base and the positive effect on the third quarter of 2002 of the early termination of a high margin pharmaceutical sales contract, partially offset by lower inventory costs, facility costs and other cost reductions. Aluminum Products gross margin increased, primarily as a result of restructuring and cost reductions and higher margins on new contracts. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business.

     SG&A expenses increased by 3%, or $.5 million, to $15.0 million for third quarter 2003 from $14.4 million for the same quarter 2002. Consolidated SG&A expenses as a percentage of net sales were 10.2% for third quarter 2003 as compared to 9.1% for the same quarter 2002. SG&A expenses increased by $1.5 million due to the net effect of acquisitions and divestitures, partially offset by cost reductions in the ILS and Aluminum Products segments. SG&A expenses were also impacted by a $.5 million reduction of net pension credits reflecting less favorable returns on pension plan assets.

     Interest expense decreased $.5 million from $7.0 million in third quarter 2002 to $6.5 million in the same quarter 2003 primarily due to lower interest rates under the Company's new revolving credit agreement entered into in July 2003, and reduced borrowings in 2003. During third quarter 2003, the Company averaged outstanding borrowings of $320.2 million as compared to $331.7 million for the same quarter of the prior year. The $11.5 million decrease related primarily to lower average working capital levels during the quarter and cash from the sale of non-core manufacturing assets. The average interest rate of 8.13% for the current quarter was 34 basis points lower than the average rate of 8.47% for same quarter 2002.

     The effective income tax rate for third quarter 2003 was 50%. Only foreign and certain state income taxes were provided for in 2003. The federal income tax provision was offset by the recognition of the benefit of net operating loss carryforwards for which valuation allowances had been provided for prior to 2003. At December 31, 2002, the Company had net operating loss carryforwards of approximately $25.6 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position. The effective income tax rate for third quarter 2002 was over 100%, because of a $.4 million tax provision adjustment for the first two quarters of 2002 based on revised estimates of foreign taxes and a foreign tax rate difference in the Company's foreign subsidiaries, and a reduced tax benefit from the Company's foreign sales corporations.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including, without limitation, credit availability, levels and funding of capital expenditures and trends for the remainder of 2003. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

REVIEW BY INDEPENDENT ACCOUNTANTS

     The consolidated financial statements at September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        (4) Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties party thereto, the lenders party thereto, Bank One, NA and Banc One Capital Markets, Inc.

        (15)   Letter re: unaudited financial information

        (31.1) Principal Executive Officer's Certification Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Principal Financial Officer's Certification Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

        (32) Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

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

                                            Dated        November 12, 2003
                                               ---------------------------------

                                 EXHIBIT INDEX

                         QUARTERLY REPORT ON FORM 10-Q

                  PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

EXHIBIT
-------
 (4)      Amended and Restated Credit Agreement, dated November 5,
          2003, among Park-Ohio Industries Inc., the other loan
          parties party thereto, the lenders party thereto, Bank One,
          NA and Banc One Capital Markets, Inc.
(15)      Letter re: unaudited financial information
(31.1)    Principal Executive Officer's Certification Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)    Principal Financial Officer's Certification Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
(32)      Certification requirement under Section 906 of the
          Sarbanes-Oxley Act of 2002