Form 10-Q
period 2004-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2004-05-13
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 0-3134

PARK-OHIO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-6520107 (I.R.S. Employer Identification No.)

23000 Euclid Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

Registrant’s telephone number, including area code: 216/692-7200

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

                      YES ☐              NO ☒

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2004, 100 shares of the registrant’s common stock, $1 par value were outstanding.

The Exhibit Index is located on page 20.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Consolidated balance sheets — March 31, 2004 and December 31, 2003
Consolidated statements of income — Three month periods ended March 31, 2004 and 2003
Consolidated statement of shareholder’s equity — Three months ended March 31, 2004
Consolidated statements of cash flows — Three month periods ended March 31, 2004 and 2003
Notes to consolidated financial statements — March 31, 2004
Independent accountants’ review report
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4	Controls and Procedures
PART II.	OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX

PART I

FINANCIAL INFORMATION

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31	December 31
	2004	2003

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$194	$2,191
Accounts receivable, less allowances for doubtful accounts of $3,314 at March 31, 2004 and $3,271 at December 31, 2003	129,994	100,938
Inventories	154,309	149,075
Other current assets	13,177	16,155

Total Current Assets	297,674	268,359
Property, Plant and Equipment	227,009	224,710
Less accumulated depreciation	133,038	129,434

	93,971	95,276
Other Assets
Goodwill	82,220	82,278
Net assets held for sale	2,239	2,321
Prepaid pension and other	63,337	61,310

	$539,441	$509,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$80,151	$66,153
Accrued expenses	52,750	46,384
Current portion of long-term liabilities	2,830	2,811

Total Current Liabilities	135,731	115,348
Long-Term Liabilities, less current portion
9.25% Senior Subordinated Notes	199,930	199,930
Revolving credit maturing on June 30, 2007	104,400	101,000
Other long-term debt	8,354	8,234
Other postretirement benefits and other long-term liabilities	25,983	26,671

	338,667	335,835

Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	2,649	(3,219)
Accumulated other comprehensive loss	(2,450)	(3,264)

	65,043	58,361

	$539,441	$509,544

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
Net sales	$192,370	$154,851
Cost of products sold	162,133	130,441

Gross profit	30,237	24,410
Selling, general and administrative expenses	17,642	15,001

Operating income	12,595	9,409
Interest expense	6,136	6,757

Income before income taxes	6,459	2,652
Income taxes	591	137

Net income	$5,868	$2,515

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statement of Shareholder’s Equity (Unaudited)

				Accumulated
				Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance January 1, 2004	$-0-	$64,844	$(3,219)	$(3,264)	$58,361
Comprehensive income:
Net income			5,868		5,868
Foreign currency translation adjustment				814	814

Comprehensive income					6,682

Balance March 31, 2004	$-0-	$64,844	$2,649	$(2,450)	$65,043

See notes to consolidated financial statements.

Park-Ohio Industries,Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$5,868	$2,515
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,947	4,182
Changes in operating assets and liabilities:
Accounts receivable	(29,056)	(6,356)
Inventories and other current assets	(2,259)	(1,641)
Accounts payable and accrued expenses	20,367	4,232
Other	(2,200)	(3,857)

Net Cash Used by Operating Activities	(3,333)	(925)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(2,203)	(3,759)
Proceeds from sale of assets held for sale	-0-	7,340

Net Cash (Used) Provided by Investing Activities	(2,203)	3,581
FINANCING ACTIVITIES
Proceeds from debt, net	3,539	-0-
Payments on debt, net	-0-	(7,667)

Net Cash Provided (Used) by Financing Activities	3,539	(7,667)

Decrease in Cash and Cash Equivalents	(1,997)	(5,011)
Cash and Cash Equivalents at Beginning of Period	2,191	8,800

Cash and Cash Equivalents at End of Period	$194	$3,789

Taxes paid	$534	$-0-
Interest paid	1,628	1,860

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

(Amounts in Thousands)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio,” “the Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — Acquisition and Dispositions

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”), a distributor of induction heating equipment. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

      During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing (“Green”) and St. Louis Screw and Bolt (“St. Louis Screw”) for cash of approximately $7.3 million. No gain or loss was recorded on the sale. Green and St. Louis Screw were non-core businesses in the ILS Segment and Manufactured Products Segment, respectively, and had been identified as businesses the Company was selling as part of its restructuring activities during 2002 and 2001.

NOTE C — Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires, among other things, additional disclosures about the components of pension expense for interim periods beginning after December 15, 2003. The Company adopted this pronouncement as of December 31, 2003 and included the revised annual disclosure in its 2003 Form 10-K. See Note H to the consolidated financial statements in this report for the required interim disclosures.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted in the United States. The Medicare Act, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (“Part D”) beginning in 2006. Prescription drug coverage will be available to eligible individuals who voluntarily enroll under a Part D plan. As an alternative, employers may provide drug coverage at least “actuarially equivalent to standard coverage” and receive a tax-free federal subsidy equal to 28% of a portion of a Medicare beneficiary’s drug costs. However, if covered retirees enroll in a Part D plan, the employer would not receive the subsidy.

      The FASB has proposed Staff Position (“FSP”) FAS No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for effects of this healthcare benefit legislation. The FSP would treat the effect

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

of the employer subsidy on the accumulated postretirement benefit obligation (“APBO”) as an actuarial gain. The effect of the subsidy would also be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the adoption of the Medicare Act to qualify plans as actuarially equivalent would be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy would be accounted for as prior service cost.

      The Company has deferred accounting for the effects of the Medicare Act pending an assessment of the provisions of the Medicare Act on its postretirement healthcare plans; accordingly, the measures of APBO and expense recognized for the three months ended March 31, 2004 do not reflect any amount associated with the subsidy. The Company expects to reflect the effects of the Medicare Act on its plans by the fourth quarter.

NOTE D — Inventories

      The components of inventory consist of the following:

	March 31	December 31
	2004	2003

In process and finished goods	$124,770	$121,154
Raw materials and supplies	29,539	27,921

	$154,309	$149,075

NOTE E — Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Service costs	$78	$136	$40	$37
Interest costs	834	874	421	425
Expected return on plan assets	(2,093)	(1,807)	-0-	-0-
Transition obligation	(12)	(12)	-0-	-0-
Amortization of prior service cost	32	64	(20)	(20)
Recognized net actuarial (gain) loss	(81)	90	59	13

Benefit (income) costs	$(1,242)	$(655)	$500	$455

      The Company has elected to defer recognition of the potential effect of the Medicare Act until final authoritative guidance on the accounting for the federal subsidy is issued.

NOTE F — Segments

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

for automotive, agricultural equipment, heavy duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

      Results by business segment were as follows:

	Three Months Ended
	March 31

	2004	2003

Net sales:
ILS	$116,265	$92,352
Aluminum products	27,581	24,042
Manufactured products	48,524	38,457

	$192,370	$154,851

Income before income taxes:
ILS	$9,209	$5,848
Aluminum products	1,587	3,578
Manufactured products	3,292	1,148

	14,088	10,574
Corporate costs	(1,493)	(1,165)
Interest expense	(6,136)	(6,757)

	$6,459	$2,652

	March 31	December 31
	2004	2003

Identifiable assets were as follows:
ILS	$281,860	$267,361
Aluminum products	80,447	88,031
Manufactured products	147,236	121,331
General corporate	29,898	32,821

	$539,441	$509,544

NOTE G — Comprehensive Income

      Total comprehensive income was as follows:

	Three Months
	Ended
	March 31

	2004	2003

Net income	$5,868	$2,515
Foreign currency translation	814	726

Total comprehensive income	$6,682	$3,241

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

      The components of accumulated comprehensive loss at March 31, 2004 and December 31, 2003 are as follows:

	March 31	December 31
	2004	2003

Foreign currency translation adjustment	$(1,905)	$(1,091)
Minimum pension liability	4,355	4,355

	$2,450	$3,264

NOTE H — Restructuring Activities

      The Company responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities, which included asset write-downs and other exit costs related to the shutdown of facilities, generated restructuring and asset impairment charges of $19.4 million, $19.2 million and $28.5 million in 2003, 2002 and 2001, respectively (of which $1.0 million in 2003, $5.6 million (490 employees) in 2002 and $6.9 million (525 employees) in 2001 related to severance and exit costs). For further details on the restructuring plan, see Note N to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

      The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges	$6,883
Cash payments	(2,731)

Balance at December 31, 2001	4,152
2002
Severance and exit charges	5,599
Cash payments	(5,706)

Balance at December 31, 2002	4,045
2003
Severance and exit charges	990
Cash payments	(2,500)

Balance at December 31, 2003	2,535
2004
Cash payments	(234)

Balance at March 31, 2004	$2,301

      As of March 31, 2004, all of the 525 employees identified in 2001 and 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

      Net sales for the businesses that were included in net assets held for sale were $-0- and $1,139 for the three months ended March 31, 2004 and 2003, respectively. Operating income (loss) for these entities was $-0- and $(32) for the three months ended March 31, 2004 and 2003, respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

NOTE I — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2004	$5,614
Claims paid during the quarter	(1,459)
Additional warranties issued during the quarter	547

Balance at March 31, 2004	$4,702

NOTE J — Income Taxes

      The effective income tax rate for the three-month period ended March 31, 2004 was 9%, compared to 5% for the corresponding period in 2003. Only foreign and state income taxes were provided for in both periods, because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2003, the Company had net operating loss carryforwards of approximately $35.7 million. Tax benefits related to these carryforwards were fully reserved in 2002, because the Company was in a three-year cumulative loss position.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholder

Park-Ohio Industries, Inc.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2004 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003 and the consolidated statement of shareholders’ equity for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for a change in accounting for goodwill and certain inventories. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 11, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-months ended March 31, 2004 is not directly comparable to the financial information for the same period in 2003 primarily due to the divestitures of Green Bearing and St. Louis Screw and Bolt in first quarter 2003.

Executive Overview

      The Company operates through three segments, ILS, Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturers. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. The principal customers of ILS are in the heavy-duty truck, semiconductor equipment, industrial equipment, aerospace and defense, electrical controls, HVAC, vehicle parts and accessories, appliances, and lawn and garden equipment industries. Aluminum Products manufactures cast aluminum components primarily for automotive manufacturers. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are OEMs and end-users in the aerospace, automotive, steel, forging, railroad, truck, oil, food processing and consumer appliance industries. Sales, earnings and other relevant financial data for these three segments are provided in Note F to the consolidated financial statements, included elsewhere herein.

      The Company is beginning to experience the increased sales and profitability it previously forecast for 2004 and beyond, as the manufacturing economy stabilizes and returns to growth, particularly in two of the Company’s customer segments, heavy-duty truck and semiconductor equipment. Net sales increased 24% in the first quarter of 2004 compared to the same quarter of 2003. Net income increased 139% in the first quarter of 2004 compared to the same quarter of 2003.

      The Company’s sales grew strongly from 1993 through 2000, through both internal growth and acquisitions. Starting in the second half of 2000, both sales and profitability declined due to overall weakness in the manufacturing economy, and particularly to contraction in the heavy-duty truck industry. Despite these sales declines, the Company retained or gained market share in most major markets served. The Company’s sales stabilized in 2002 and 2003, declining slightly due primarily to divestitures, and losses (including restructuring and impairment charges) began to diminish.

      The Company responded to the economic downturn by reducing costs, increasing prices on targeted products, restructuring many of its businesses and selling non-core manufacturing assets. Since 2000, the Company has consolidated 28 supply chain logistics facilities, and closed or sold 11 manufacturing plants. In regard to these actions, the Company recorded restructuring and impairment charges in 2001, 2002 and 2003. For more information on these charges, see Note H to the consolidated financial statements, included elsewhere herein.

      The Company’s primary sources of liquidity are funds provided by operations and funds available from an existing bank revolving credit arrangement and Senior Subordinated Notes. The Company may borrow up to $165.0 million under its revolving credit agreement, expiring July 30, 2007, subject to an asset based formula. The credit agreement is secured by substantially all the assets of the Company. The Company has paid down its revolving credit borrowings by $49.6 million, from a high of $154.0 million at June 30, 2001 to $104.4 million at March 31, 2004. At March 31, 2004 the Company had approximately $52.0 million of unused borrowing availability from the revolving credit agreement. The Company’s $199.9 million of outstanding Senior Subordinated Notes mature in December, 2007. Funds provided by operations plus available borrowings under the revolving credit agreement are expected to be adequate to meet the Company’s cash requirements until 2007, by which time management expects to have entered into replacement financing agreements.

      The Company sold substantially all the assets of St. Louis Screw and Bolt on January 29, 2003 and Green Bearing on February 21, 2003 for cash totaling approximately $7.3 million.

Results of Operations

Three Months 2004 versus Three Months 2003

Net Sales by Segment:

	Three Months
	Ended
	March 31,					Internal
				Percent	Divested	Growth
	2004	2003	Change	Change	Sales	Rate

ILS	$116.3	$92.4	$23.9	26%	$1.0	27%
Aluminum Products	27.6	24.0	3.6	15%	0.0	15%
Manufactured Products	48.5	38.5	10.0	26%	0.1	26%

Consolidated Net Sales	$192.4	$154.9	$37.5	24%	$1.1	25%

      Net sales increased 24% for the first three months of 2004, compared to the same period in 2003. ILS sales increased due to general economic growth, and in particular to significant growth in the heavy-duty truck and semiconductor industries. The divestiture of Green Bearing reduced ILS sales by $1.0 million in first quarter 2004. Aluminum Products sales increased primarily due to volume increases in the automotive industry, combined with extension of specific products to an additional engine platform. Manufactured Products sales increased in the first quarter of 2004 compared to the same quarter of 2003, primarily in the induction business offset by a reduction in sales of $.1 million due to the divestiture of St Louis Screw and Bolt.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	March 31,				2004	2003
				Percent	Gross	Gross
	2004	2003	Change	Change	Margin	Margin

Consolidated cost of products sold	$162.1	$130.4	$31.7	24%

Consolidated gross profit	$30.2	$24.4	$5.8	24%	15.7%	15.8%

      Cost of products sold increased 24% for the first three months of 2004, compared to the same period in 2003, while gross margin decreased to 15.7% from 15.8%. ILS gross margin increased, primarily due to lower inventory costs, facility costs and other cost reductions, and by the absorption of fixed overhead over a larger sales base. Aluminum Products gross margin decreased due to a combination of product mix and pricing changes and specific one-time costs incurred in the first quarter for scrap and reserves. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business, and the absorption of fixed overhead over a larger sales base.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months
	Ended
	March 31,				2004	2003
				Percent	SG&A	SG&A
	2004	2003	Change	Change	Percent	Percent

Consolidated SG&A expenses	$17.6	$15.0	$2.6	17%	9.2%	9.7%

      Selling, general and administrative (“SG&A”) expenses increased 17% for the first three months of 2004, compared to the same period in 2003. SG&A expenses as a percent of sales declined by .5% due both to cost reductions from restructuring and to the absorption of these expenses over a larger sales base. SG&A expenses were reduced in the first three months of 2004 compared to the same period in 2003 by a $.5 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	March 31,
				Percent
	2004	2003	Change	Change

Interest expense	$6.1	$6.8	($0.7)	-10%
Average outstanding borrowings	$312.9	$327.0	($14.1)	-4%
Average borrowing rate	7.84%	8.26%	(42)	basis points

      Interest expense decreased 10% for the first three months of 2004, compared to the same period in 2003, due to reductions in both borrowings and the interest rate on the Company’s new revolving credit facility, which became effective in August 2003.

Income Tax:

      The effective income tax rate for the three-month period ended March 31, 2004 was 9%, compared to 5% for the corresponding period in 2003. Only foreign and certain state income taxes were provided for in both years, because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

Seasonality; Variability of Operating Results

      The Company’s results of operations are typically stronger in the first six months compared to the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and due to holidays in the fourth quarter.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, credit availability, levels and funding of capital expenditures and trends for the remainder of 2004. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our credit agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Accountants

      The consolidated financial statements at March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, have been reviewed, prior to filing, by Ernst & Young LLP, the Company’s independent accountants, and their report is included herein.

Item 4.	Controls and Procedures

      As of March 31, 2004, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are included herein:

(15)	Letter re: unaudited financial information

(31.1)	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The Company did not furnish or file any reports on Form 8-K during the three months ended March 31, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott

Title:	Vice President and Chief

Financial Officer (Principal
Financial and Accounting Officer)

Dated May 12, 2004

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit

(15)	Letter re: unaudited financial information

(31.1)	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002