Form 10-Q
period 2004-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2004-08-06
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file no. 333-43005

PARK-OHIO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-6520107

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23000 Euclid Avenue, Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

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

                      YES ☐              NO ☒

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of August 6, 2004, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 22.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Consolidated balance sheets — June 30, 2004 and December 31, 2003
Consolidated statements of income — Three months and six months ended June 30, 2004 and 2003
Consolidated statement of shareholder’s equity — Six months ended June 30, 2004
Consolidated statements of cash flows — Six months ended June 30, 2004 and 2003
Notes to consolidated financial statements — June 30, 2004
Report of Independent Registered Public Accounting Firm
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4	Controls and Procedures
PART II.	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
EX-31.1 302 Certifications for CEO
EX-31.2 302 Certifications for CFO
EX-32 906 Certification

PART I

FINANCIAL INFORMATION

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
ASSETS

Current Assets
Cash and cash equivalents	$2,160	$2,191
Accounts receivable, less allowances for doubtful accounts of $3,373 at June 30, 2004 and $3,271 at December 31, 2003	142,245	100,938
Inventories	171,803	149,075
Other current assets	16,200	16,155

Total Current Assets	332,408	268,359
Property, Plant and Equipment	227,866	224,710
Less accumulated depreciation	136,047	129,434

	91,819	95,276
Other Assets
Goodwill	82,191	82,278
Net assets held for sale	2,113	2,321
Prepaid pension and other	62,762	61,310

	$571,293	$509,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$93,254	$66,153
Accrued expenses	56,715	46,384
Current portion of long-term liabilities	2,736	2,811

Total Current Liabilities	152,705	115,348
Long-Term Liabilities, less current portion
9.25% Senior Subordinated Notes	199,930	199,930
Revolving credit maturing on June 30, 2007	112,700	101,000
Other long-term debt	8,856	8,234
Other postretirement benefits and other long-term liabilities	26,044	26,671

	347,530	335,835
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	9,385	(3,219)
Accumulated other comprehensive loss	(3,171)	(3,264)

	71,058	58,361

	$571,293	$509,544

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Amounts in thousands)
Net sales	$200,908	$159,916	$393,278	$314,767
Cost of products sold	167,256	134,069	329,388	264,510

Gross profit	33,652	25,847	63,890	50,257
Selling, general and administrative expenses	19,684	15,497	37,328	30,498

Operating income	13,968	10,350	26,562	19,759
Interest expense	6,196	6,695	12,332	13,452

Income before income taxes	7,772	3,655	14,230	6,307
Income taxes	1,035	835	1,626	972

Net income	$6,737	$2,820	$12,604	$5,335

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
				Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance January 1, 2004	$-0-	$64,844	$(3,219)	$(3,264)	$58,361
Comprehensive income:
Net income			12,604		12,604
Foreign currency translation adjustment				93	93

Comprehensive income					12,697

Balance June 30, 2004	$-0-	$64,844	$9,385	$(3,171)	$71,058

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2004	2003

	(Dollars in
	thousands)
OPERATING ACTIVITIES
Net income	$12,604	$5,335
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,863	8,170
Changes in operating assets and liabilities:
Accounts receivable	(41,307)	(6,854)
Inventories and other current assets	(22,774)	(2,833)
Accounts payable and accrued expenses	37,433	(5,975)
Other	(2,531)	56

Net Cash Used by Operating Activities	(8,712)	(2,101)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(3,566)	(5,846)
Proceeds from sale of assets held for sale	-0-	7,340

Net Cash (Used) Provided by Investing Activities	(3,566)	1,494
FINANCING ACTIVITIES
Proceeds from debt, net	12,247	-0-
Payments on debt, net	-0-	(4,601)

Net Cash Provided (Used) by Financing Activities	12,247	(4,601)

Decrease in Cash and Cash Equivalents	(31)	(5,208)
Cash and Cash Equivalents at Beginning of Period	2,191	8,800

Cash and Cash Equivalents at End of Period	$2,160	$3,592

Taxes paid (received)	$1,457	$(1,187)
Interest paid	12,076	12,904

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

(Amounts in Thousands — except per share data)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or “the Company”). Park-Ohio became a wholly-owned subsidiary of Park-Ohio Holdings Corp. as of June 10, 1998. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — Acquisition and Dispositions

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”), for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

      During the first quarter of 2003, the Company completed the sale of substantially all of the assets of Green Bearing (“Green”) and St. Louis Screw and Bolt (“St. Louis Screw”) for cash of approximately $7.3 million in the aggregate. No gains or losses were recorded on the sales. Green and St. Louis Screw were non-core businesses in the ILS Segment and Manufactured Products Segment, respectively, and had been identified as businesses the Company was selling as part of its restructuring activities during 2002 and 2001.

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

      The FASB has proposed Staff Position (“FSP”) FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

provide guidance on accounting for effects of this healthcare benefit legislation. The FSP would treat the effect of the employer subsidy on the accumulated postretirement benefit obligation (“APBO”) as an actuarial gain. The effect of the subsidy would also be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the adoption of the Medicare Act to qualify plans as actuarially equivalent would be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy would be accounted for as prior service cost.

      The Company has deferred accounting for the effects of the Medicare Act pending an assessment of the provisions of the Medicare Act on its postretirement healthcare plans; accordingly, the measures of APBO and expense recognized for the three-month and six-month periods ended June 30, 2004 do not reflect any amount associated with the subsidy. The Company expects to reflect the effects of the Medicare Act on its plans in the third quarter.

NOTE D — Inventories

      The components of inventory consist of the following:

	June 30,	December 31,
	2004	2003

In process and finished goods	$138,324	$121,154
Raw materials and supplies	33,479	27,921

	$171,803	$149,075

NOTE E — Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Pension Benefits				Postretirement Benefits

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

Service costs	$78	$136	$156	$272	$40	$37	$80	$74
Interest costs	834	874	1,668	1,748	421	425	842	850
Expected return on plan assets	(2,093)	(1,807)	(4,186)	(3,614)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(24)	(24)	-0-	-0-	-0-	-0-
Amortization of prior service cost	32	64	64	128	(20)	(20)	(40)	(40)
Recognized net actuarial (gain) loss	(81)	90	(162)	180	59	13	118	26

Benefit (income) costs	$(1,242)	$(655)	$(2,484)	$(1,310)	$500	$455	$1,000	$910

      The Company has deferred accounting for the effects of the Medicare Act pending an assessment of the provisions of the Medicare Act on its postretirement healthcare plans; accordingly, the measures of APBO and expense recognized for the three-month and six-month periods ended June 30, 2004 do no reflect any amount associated with the subsidy. The Company expects to reflect the effects of the Medicare Act on its plans in the third quarter.

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

      Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales:
ILS	$114,849	$96,525	$231,114	$188,877
Aluminum products	28,269	23,931	55,850	47,973
Manufactured products	57,790	39,460	106,314	77,917

	$200,908	$159,916	$393,278	$314,767

Income before income taxes:
ILS	$8,269	$6,237	$17,478	$12,085
Aluminum products	2,744	3,222	4,331	6,800
Manufactured products	5,229	2,598	8,521	3,746

	16,242	12,057	30,330	22,631
Corporate costs	(2,274)	(1,707)	(3,768)	(2,872)
Interest expense	(6,196)	(6,695)	(12,332)	(13,452)

	$7,772	$3,655	$14,230	$6,307

	June 30,	December 31,
	2004	2003

Identifiable assets were as follows:
ILS	$300,337	$267,361
Aluminum products	84,550	88,031
Manufactured products	167,308	121,331
General corporate	19,098	32,821

	$571,293	$509,544

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

NOTE G — Comprehensive Income

      Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$6,737	$2,820	$12,604	$5,335
Foreign currency translation	(721)	2,044	93	2,770

Total comprehensive income	$6,016	$4,864	$12,697	$8,105

      The components of accumulated comprehensive loss at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003

Foreign currency translation adjustment	$(1,184)	$(1,091)
Minimum pension liability	4,355	4,355

	$3,171	$3,264

NOTE H — Restructuring Activities

      The Company responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities, which included asset write-downs and other exit costs related to the shutdown of facilities, generated restructuring and asset impairment charges of $19.4 million, $19.2 million and $28.5 million in 2003, 2002 and 2001, respectively (of which $1.0 million in 2003, $5.6 million (490 employees) in 2002 and $6.9 million (525 employees) in 2001 related to severance and exit costs). For further details on the restructuring plan, see Note P to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

      The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges	$6,883
Cash payments	(2,731)

Balance at December 31, 2001	4,152

2002
Severance and exit charges	5,599
Cash payments	(5,706)

Balance at December 31, 2002	4,045

2003
Severance and exit charges	990
Cash payments	(2,500)

Balance at December 31, 2003	2,535

2004
Cash payments	(369)

Balance at June 30, 2004	$2,166

      As of June 30, 2004, all of the 525 employees identified in 2001 and 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

      Net sales for the businesses that were included in net assets held for sale were $-0- and $7,129 for the six months ended June 30, 2004 and 2003, respectively. Operating income for these entities was $-0- and $23 for the six months ended June 30, 2004 and 2003, respectively.

NOTE I — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2004	$5,614
Claims paid during the year	(2,742)
Additional warranties issued during the year	1,252
Acquired warranty liabilities	501

Balance at June 30, 2004	$4,625

NOTE J — Income Taxes

      The effective income tax rate for the six-month period ended June 30, 2004 was 11%, compared to 15% for the corresponding period in 2003. Only foreign and state income taxes were provided for in both periods, because federal income taxes were offset by net operating loss carryforwards that were not recognized previously due to valuation allowances. At December 31, 2003, the Company had net operating loss

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

carryforwards of approximately $35.7 million. Tax benefits related to these carryforwards were fully offset by valuation allowances in 2002, because the Company was in a three-year cumulative loss position.

NOTE K — Derivatives and Hedging

      The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. The Company has no derivative instruments that are classified as fair value hedges. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

      During the second quarter of 2004, the Company entered into forward contracts, for the purpose of hedging exposure to changes in the value of accounts receivable in Euros against the US dollar, for a notional amount of $5.1 million, of which $4.5 million was outstanding at June 30, 2004. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the second quarter 2004 of a $.2 million loss, has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement. The $.2 million of loss on the fair value of the hedges is classified in current accrued liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Park-Ohio Industries, Inc.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, the consolidated statement of shareholder’s equity for the six-month period ended June 30, 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based upon our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended, not presented herein, and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

August 6, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-months and six-month periods ended June 30, 2004 is not directly comparable to the financial information for the same periods in 2003 primarily due to the divestitures of Green Bearing and St. Louis Screw and Bolt in first quarter 2003, and the second quarter 2004 acquisition of the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”).

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

      The Company continues to experience the increased sales and profitability it previously forecast for 2004 as the manufacturing economy returns to growth, particularly in two of the Company’s customer segments, heavy-duty truck and semiconductor equipment. Net sales increased 25% in the first six months of 2004 compared to the same period in 2003. Net income increased 136% in the first six months of 2004 compared to the same period in 2003.

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

      The Company’s primary sources of liquidity are funds provided by operations and funds available from an existing bank revolving credit arrangement. The Company may borrow up to $165.0 million under its revolving credit agreement, expiring July 30, 2007, subject to an asset based formula. The credit agreement is secured by substantially all the assets of the Company. At June 30, 2004, the Company had approximately $44.6 million of unused borrowing availability from the revolving credit agreement. The Company’s $199.9 million of outstanding Senior Subordinated Notes mature in December, 2007. Funds provided by operations plus available borrowings under the revolving credit agreement are expected to be adequate to meet the Company’s cash requirements until 2007, by which time management expects to have entered into replacement financing agreements.

      The Company completed the sale of substantially all of the assets of St. Louis Screw and Bolt (“St. Louis Screw”) and Green Bearing (“Green”) for cash totaling approximately $7.3 million in the aggregate. The Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) on April 1, 2004 for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company.

Results of Operations

Six Months 2004 versus Six Months 2003

Net Sales by Segment:

	Six Months Ended
	June 30,				(Acquired)/	Internal
				Percent	Divested	Growth
	2004	2003	Change	Change	Sales	Rate

ILS	$231.1	$188.9	$42.2	22%	$1.0	23%
Aluminum products	55.9	48.0	7.9	16%	0.0	16%
Manufactured products	106.3	77.9	28.4	36%	(1.2)	35%

Consolidated Net Sales	$393.3	$314.8	$78.5	25%	$(0.2)	25%

      Net sales increased 25% for the first six months of 2004, compared to the same period in 2003. ILS sales increased due to general economic growth, and in particular to significant growth in the heavy-duty truck and semiconductor industries. The divestiture of Green reduced ILS sales by $1.0 million in the first six months of 2004. Aluminum Products sales increased primarily due to volume increases in the automotive industry, combined with extension of specific products to an additional engine platform. Manufactured Products sales increased $28.4 million in the first six months of 2004 compared to the same period of 2003, primarily in the induction business. Of this increase, $1.2 million was due to the net effect of the second quarter 2004 acquisition of the remaining 66% of the common stock of Jamco, partially offset by the divestiture of St. Louis Screw in the first quarter of 2003.

Cost of Products Sold & Gross Profit:

	Six Months Ended
	June 30,				2004	2003
				Percent	Gross	Gross
	2004	2003	Change	Change	Margin	Margin

Consolidated cost of products sold	$329.4	$264.5	$64.9	25%

Consolidated gross profit	$63.9	$50.3	$13.6	27%	16.2%	16.0%

      Cost of products sold increased 25% for the first six months of 2004, compared to the same period in 2003, while gross margin increased to 16.2% from 16.0%. ILS gross margin increased modestly, primarily due to cost reductions from restructuring and the absorption of fixed overhead over a larger sales base. Aluminum Products gross margin decreased due to a combination of product mix and pricing changes and specific one-time costs incurred in the first half for product startup, scrap and reserves. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business, and the absorption of fixed overhead over a larger sales base.

Selling, General & Administrative (“SG&A”) Expenses:

	Six Months Ended
	June 30,				2004	2003
				Percent	SG&A	SG&A
	2004	2003	Change	Change	Percent	Percent

Consolidated SG&A expenses	$37.3	$30.5	$6.8	22%	9.5%	9.7%

      SG&A expenses increased 22% for the first six months of 2004, compared to the same period in 2003. Approximately half of this increase was due to acquisitions, Sarbanes-Oxley compliance costs and specific one-time charges and credits, while the remainder was primarily due to increased sales and production volumes. Despite this increase, SG&A expenses as a percent of sales decreased by .2% due both to cost reductions from restructuring and to the absorption of these expenses over increased sales. SG&A expenses were reduced in the first six months of 2004 compared to the same period in 2003 by a $1.2 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Six Months Ended
	June 30,
				Percent
	2004	2003	Change	Change

Interest expense	$12.3	$13.5	$(1.2)	(9)%
Average outstanding borrowings	$315.9	$324.2	$(8.3)	(3)%
Average borrowing rate	7.81%	8.30%	(49)	basis points

      Interest expense decreased 9% for the first six months of 2004, compared to the same period in 2003, due to reductions in both borrowings and the interest rate on the Company’s new revolving credit facility, which became effective in August 2003.

Income Tax:

      The effective income tax rate for the six-month period ended June 30, 2004 was 11%, compared to 15% for the corresponding period in 2003. Only foreign and certain state income taxes were provided for in both years, because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

Second Quarter 2004 versus Second Quarter 2003

Net Sales by Segment:

	Three Months Ended
	June 30,				(Acquired)/	Internal
				Percent	Divested	Growth
	2004	2003	Change	Change	Sales	Rate

ILS	$114.8	$96.5	$18.3	19%	$0.0	19%
Aluminum products	28.3	23.9	4.4	18%	0.0	18%
Manufactured products	57.8	39.5	18.3	46%	(1.4)	43%

Consolidated Net Sales	$200.9	$159.9	$41.0	26%	$(1.4)	25%

      Net sales increased 26% for the second quarter of 2004, compared to the same period in 2003. ILS sales increased due to general economic growth, and in particular to significant growth in the heavy-duty truck and semiconductor industries. Aluminum Products sales increased primarily due to volume increases in the automotive industry, combined with extension of specific products to an additional engine platform. Manufactured Products sales increased $18.3 million in the second quarter of 2004 compared to the same quarter of 2003, primarily in the induction, pipe threading and forging businesses. The April 1, 2004 acquisition of the remaining 66% of the common stock of Jamco increased Manufactured Products segment sales by $1.4 million in the second quarter of 2004.

Cost of Products Sold & Gross Profit:

	Three Months Ended
	June 30,				2004	2003
				Percent	Gross	Gross
	2004	2003	Change	Change	Margin	Margin

Consolidated cost of products sold	$167.3	$134.1	$33.2	25%

Consolidated gross profit	$33.7	$25.8	$7.9	31%	16.8%	16.1%

      Cost of products sold increased 25% for the second quarter of 2004, compared to the same period in 2003, while gross margin increased to 16.8% from 16.1%. ILS gross margin decreased modestly, primarily due to mix changes and steel price increases. Aluminum Products gross margin decreased due to a combination of product mix and pricing changes and specific one-time costs incurred in the second quarter for product startup, scrap and reserves. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business, and the absorption of fixed overhead over a larger sales base.

SG&A Expenses:

	Three Months Ended
	June 30,				2004	2003
				Percent	SG&A	SG&A
	2004	2003	Change	Change	Percent	Percent

Consolidated SG&A expenses	$19.7	$15.5	$4.2	27%	9.8%	9.7%

      SG&A expenses increased 27% for the second quarter of 2004, compared to the same period in 2003. Approximately half of this increase was due to acquisitions, Sarbanes-Oxley compliance costs and specific one-time charges and credits, while the remainder was primarily due to increased sales and production volumes. As a result of this increase, SG&A expenses as a percent of sales increased by .1%. SG&A expenses were reduced in the second quarter of 2004 compared to the same period in 2003 by a $.6 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Three Months Ended
	June 30,
				Percent
	2004	2003	Change	Change

Interest expense	$6.2	$6.7	$(0.5)	(7)%
Average outstanding borrowings	$318.4	$319.7	$(1.3)	0%
Average borrowing rate	7.78%	8.38%	(60)	basis points

      Interest expense decreased 7% for the second quarter of 2004, compared to the same period in 2003, due primarily to reductions in the interest rate on the Company’s new revolving credit facility, which became effective in August 2003.

Income Tax:

      The effective income tax rate for the three-month period ended June 30, 2004 was 13%, compared to 23% for the corresponding period in 2003. Only foreign and certain state income taxes were provided for in both years, because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, credit availability, levels and funding of capital expenditures and trends for the remainder of 2004. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; raw material availability and pricing; changes in our relationships with customers and suppliers; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the Credit Agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Accountants

      The consolidated financial statements at June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, have been reviewed, prior to filing, by Ernst & Young LLP, the Company’s independent registered public accountants, and their report is included herein.

Item 4.	Controls and Procedures

      As of June 30, 2004, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the first half of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott

Title:	Vice President and Chief

Financial Officer (Principal
Financial and Accounting Officer)

Dated August 6, 2004

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit

(31.1)	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002