Form 10-Q
period 2004-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2004-11-12
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file no. 333-43005

PARK-OHIO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-6520107

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23000 Euclid Avenue, Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

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

                      YES ☐              NO ☒

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2004, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 23.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
ASSETS

Current Assets
Cash and cash equivalents	$5,978	$2,191
Accounts receivable, less allowances for doubtful accounts of $3,437 at September 30, 2004 and $3,271 at December 31, 2003	151,167	100,938
Inventories	184,735	149,075
Other current assets	21,426	16,155

Total Current Assets	363,306	268,359
Property, Plant and Equipment	247,584	224,710
Less accumulated depreciation	140,165	129,434

	107,419	95,276
Other Assets
Goodwill	82,375	82,278
Net assets held for sale	1,305	2,321
Prepaid pension and other	62,858	61,310

	$617,263	$509,544

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$101,171	$66,153
Accrued expenses	73,435	46,384
Current portion of long-term liabilities	2,382	2,811

Total Current Liabilities	176,988	115,348
Long-Term Liabilities, less current portion
9.25% Senior Subordinated Notes, maturing on December 1, 2007	199,930	199,930
Revolving credit facility, maturing on June 30, 2007	130,700	101,000
Other long-term debt	7,587	8,234
Other postretirement benefits and other long-term liabilities	25,500	26,671

	363,717	335,835
Shareholder’s Equity
Common stock	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings (deficit)	13,446	(3,219)
Accumulated other comprehensive loss	(1,732)	(3,264)

	76,558	58,361

	$617,263	$509,544

Note:	The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Amounts in thousands)
Net sales	$200,875	$146,830	$594,154	$461,596
Cost of products sold	169,549	125,078	498,938	389,588

Gross profit	31,326	21,752	95,216	72,008
Selling, general and administrative expenses	19,806	14,955	57,134	45,452

Operating income	11,520	6,797	38,082	26,556
Interest expense	6,510	6,512	18,842	19,964

Income before income taxes	5,010	285	19,240	6,592
Income taxes	949	144	2,575	1,116

Net income	$4,061	$141	$16,665	$5,476

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
			Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total

Balance January 1, 2004	$-0-	$64,844	$(3,219)	$(3,264)	$58,361
Comprehensive income:
Net income			16,665		16,665
Foreign currency translation adjustment				1,532	1,532

Comprehensive income					18,197

Balance September 30, 2004	$-0-	$64,844	$13,446	$(1,732)	$76,558

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in
	thousands)
OPERATING ACTIVITIES
Net income	$16,665	$5,476
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	11,813	11,999
Changes in operating assets and liabilities:
Accounts receivable	(41,298)	(5,306)
Inventories and other current assets	(39,142)	(1,334)
Accounts payable and accrued expenses	45,399	(5,136)
Other	(1,881)	(3,427)

Net Cash (Used) Provided by Operating Activities	(8,444)	2,272
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(6,394)	(8,298)
Acquisition, net of cash acquired	(9,998)	-0-
Proceeds from sale of assets held for sale	-0-	7,340

Net Cash (Used) by Investing Activities	(16,392)	(958)
FINANCING ACTIVITIES
Proceeds from bank arrangements	28,623	112,000
Repayment of old revolving credit agreement	-0-	(112,000)
Payments on debt, net	-0-	(9,782)

Net Cash Provided (Used) by Financing Activities	28,623	(9,782)

Increase (Decrease) in Cash and Cash Equivalents	3,787	(8,468)
Cash and Cash Equivalents at Beginning of Period	2,191	8,800

Cash and Cash Equivalents at End of Period	$5,978	$332

Taxes paid (received)	$2,191	$(881)
Interest paid	13,592	14,902

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

(Amounts in Thousands)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio”, “the Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — Acquisition and Dispositions

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (“Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10.0 million in cash and the assumption of approximately $9.0 million of operating liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included since August 23, 2004.

      The tentative allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed. Final fair values will be based primarily on appraisals yet to be performed by an independent appraisal firm.

      The tentative allocation of the purchase price is as follows:

Cash acquisition price	$10,000

Assets
Accounts receivable	(8,931)
Inventories	(1,677)
Property and equipment	(16,264)
Other	(115)

Liabilities
Accounts payable	4,041
Compensation accruals	5,504
Other accruals	7,442

Goodwill	$-0-

      The Company has a plan for integration activities and plant rationalizations. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —  Continued

Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	249	-0-	-0-	249

Balance at September 30, 2004	$1,667	$100	$265	$2,032

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

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

      The Company has completed its assessment of the provisions of the Medicare Act on its postretirement healthcare plans. The effect of the Medicare Act is a reduction to the APBO of $2.4 million. The effect of the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —  Continued

Medicare Act will reduce the net periodic postretirement benefit cost by $.3 million in 2004. During the three months ended September 30, 2004, the Company recorded reduction to the net periodic postretirement benefit cost of $.2 million.

NOTE D — Inventories

      The components of inventory consist of the following:

	September 30,	December 31,
	2004	2003

In process and finished goods	$147,594	$121,154
Raw materials and supplies	37,141	27,921

	$184,735	$149,075

NOTE E — Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

	Pension Benefits				Postretirement Benefits

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

Service costs	$72	$136	$228	$408	$23	$37	$102	$111
Interest costs	860	874	2,530	2,622	306	425	1,149	1,275
Expected return on plan assets	(2,099)	(1,807)	(6,285)	(5,421)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(36)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	32	64	97	192	(20)	(20)	(60)	(60)
Recognized net actuarial (gain) loss	(48)	90	(211)	270	(43)	13	74	39

Benefit (income) costs	$(1,195)	$(655)	$(3,677)	$(1,965)	$266	$455	$1,265	$1,365

      The Company has completed its assessment of the provisions of the Medicare Act on its postretirement healthcare plans. The effect of the Medicare Act is a reduction to the APBO of $2.4 million. The effect of the Medicare Act will reduce the net periodic postretirement benefit cost by $.3 million in 2004. During the three months ended September 30, 2004, the Company recorded reduction to the net periodic postretirement benefit cost of $.2 million.

NOTE F — Segments

      The Company operates through three segments: Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain management services. Aluminum Products manufactures cast aluminum components for the automotive, agricultural equipment, heavy duty truck and construction equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —  Continued

assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

      Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales:
ILS	$112,158	$89,436	$343,272	$278,312
Aluminum products	35,741	20,045	91,591	68,018
Manufactured products	52,976	37,349	159,291	115,266

	$200,875	$146,830	$594,154	$461,596

Income before income taxes:
ILS	$6,216	$5,847	$23,694	$17,932
Aluminum products	2,235	1,901	6,566	8,701
Manufactured products	5,183	563	13,704	4,309

	13,634	8,311	43,964	30,942
Corporate costs	(2,114)	(1,514)	(5,882)	(4,386)
Interest expense	(6,510)	(6,512)	(18,842)	(19,964)

	$5,010	$285	$19,240	$6,592

	September 30,	December 31,
	2004	2003

Identifiable assets were as follows:
ILS	$310,609	$267,361
Aluminum products	120,032	88,031
Manufactured products	178,177	121,331
General corporate	8,445	32,821

	$617,263	$509,544

NOTE G — Comprehensive Income (Loss)

      Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$4,061	$141	$16,665	$5,476
Foreign currency translation	1,438	(630)	1,532	2,140

Total comprehensive income (loss)	$5,499	$(489)	$18,197	$7,616

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —  Continued

      The components of accumulated comprehensive loss at September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003

Foreign currency translation adjustment	$(2,623)	$(1,091)
Minimum pension liability	4,355	4,355

	$1,732	$3,264

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

      The accrued liability balance for severance and exit costs and related cash payments consisted of:

2001
Severance and exit charges	$6,883
Cash payments	(2,731)

Balance at December 31, 2001	4,152
2002
Severance and exit charges	5,599
Cash payments	(5,706)

Balance at December 31, 2002	4,045

2003
Severance and exit charges	990
Cash payments	(2,500)

Balance at December 31, 2003	2,535

2004
Cash payments	(1,617)

Balance at September 30, 2004	$918

      As of September 30, 2004, all of the 525 employees identified in 2001 and 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation.

      Net sales for the businesses that were included in net assets held for sale were $-0- and $1,139 for the nine months ended September 30, 2004 and 2003, respectively. Operating income for these entities was $-0- and ($8) for the nine months ended September 30, 2004 and 2003, respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —  Continued

NOTE I — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2004	$5,614
Claims paid during the year	(3,855)
Additional warranties issued during the year	2,182
Acquired warranty liabilities	501

Balance at September 30, 2004	$4,442

NOTE J — Income Taxes

      The effective income tax rate for the nine-month period ended September 30, 2004 was 13%, compared to 17% for the corresponding period in 2003. Only foreign and state income taxes were provided for in both periods, because federal income taxes were offset by net operating loss carryforwards that were not recognized previously due to valuation allowances. At December 31, 2003, the Company had net operating loss carryforwards of approximately $35.7 million. Tax benefits related to these carryforwards were fully offset by valuation allowances in 2002, because the Company was in a three-year cumulative loss position.

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

      During the second quarter of 2004, the Company entered into forward contracts, for the purpose of hedging exposure to changes in the value of accounts receivable in Euros against the US dollar, for a notional amount of $5.1 million, of which $2.2 million was outstanding at September 30, 2004. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the third quarter 2004 of a $.1 million loss, has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement. The $.1 million of loss on the fair value of the hedges is classified in current accrued liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Park-Ohio Industries, Inc.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, the consolidated statement of shareholder’s equity for the nine-month period ended September 30, 2004 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

November 10, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The consolidated financial statements of the Company include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-months and nine-month periods ended September 30, 2004 is not directly comparable to the financial information for the same periods in 2003 primarily due to acquisitions and divestitures.

Executive Overview

      The Company is an industrial supply chain logistics and diversified manufacturing business operating in three business segments, Integrated Logistics Solutions, or ILS, Aluminum Products and Manufactured Products. ILS provides our customers with integrated supply chain management services for a broad range of high-volume specialty production components and has a leading position in North America. Our Aluminum Products business manufactures cast and machined aluminum components and our Manufactured Products business is a major manufacturer of highly engineered industrial products. Our businesses serve large, industrial equipment manufacturers, or OEMs, in a variety of industrial sectors, including the automotive, heavy-duty truck, industrial equipment, steel, rail, electrical controls, aerospace and defense, lawn and garden, and semiconductor industries. Sales, earnings and other relevant financial data for these three segments are provided in Note F to the consolidated financial statements, included elsewhere herein.

      The Company continues to experience the increased sales and profitability it previously forecast for 2004 as the manufacturing economy returns to growth, particularly in three of the Company’s customer segments, heavy-duty truck, semiconductor equipment and equipment for steel manufacturing. Net sales increased 29% in the first nine months of 2004 compared to the same period in 2003. Net income more than tripled in the first nine months of 2004 compared to the same period in 2003.

      Sustained growth in the Company’s sales and profitability from 1993 through early 2000 was followed by declines in later 2000 and 2001, primarily due to economic weakness. The Company’s sales stabilized in 2002 and 2003, declining slightly due primarily to divestitures, and losses (including restructuring and impairment charges) began to diminish.

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

      The Company’s primary sources of liquidity are funds provided by operations and funds available from an existing bank revolving credit arrangement. The Company may borrow up to $185.0 million under its revolving credit agreement, expiring July 30, 2007, subject to an asset based formula. The credit agreement is secured by substantially all the assets of the Company. At September 30, 2004, the Company had $46.3 million of unused borrowing availability from the revolving credit agreement. The Company’s $199.9 million of outstanding Senior Subordinated Notes mature in December, 2007. On November 9, the Company announced that it had commenced a cash tender offer for any and all of its outstanding Senior Subordinated Notes. The Company intends to fund the tender offer primarily with the proceeds from a new issuance of long-term debt. Funds provided by operations plus available borrowings under the revolving credit agreement are expected to be adequate to meet the Company’s cash requirements until 2007.

      The Company completed the sale of substantially all of the assets of St. Louis Screw and Bolt (“St. Louis Screw”) and Green Bearing (“Green”) in the first quarter 2003, for cash totaling approximately $7.3 million in the aggregate. The Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) on April 1, 2004 for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company.

      The Company acquired substantially all the assets of the Amcast Components Group on August 23, 2004, for $10.0 million cash and the assumption of approximately $9.0 million of operating liabilities. This acquisition included accounts receivable and inventory of $10.6 million and property and equipment of $16.3 million, based on a tentative allocation of the purchase price. Approximately $2.3 million was accrued for severance, exit and relocation costs, of which a balance of $2.0 million remained at September 30, 2004. For more details, see Note B to the Consolidated Financial Statements included herewith.

Results of Operations

Nine Months 2004 versus Nine Months 2003

Net Sales by Segment:

	Nine Months
	Ended
	September 30,				Acquired/	Internal
				Percent	(Divested)	Growth
	2004	2003	Change	Change	Sales	Rate

ILS	$343.3	$278.3	$65.0	23%	$(1.0)	24%
Aluminum products	91.6	68.0	23.6	35%	10.2	20%
Manufactured products	159.3	115.3	44.0	38%	3.9	35%

Consolidated Net Sales	$594.2	$461.6	$132.6	29%	$13.1	26%

      Net sales increased 29% for the first nine months of 2004, compared to the same period in 2003. ILS sales increased due to general economic growth, and in particular to significant growth in the heavy-duty truck and semiconductor industries. The divestiture of Green reduced ILS sales by $1.0 million in the first nine months of 2004. Aluminum Products sales increased primarily due to volume increases in the automotive industry, as well as $10.2 million in sales resulting from the Amcast Components Group acquisition on August 23, 2004. Manufactured Products sales increased primarily in the induction, pipe threading equipment and forging businesses. Of this increase, $1.2 million was due to the net effect of the second quarter 2004 acquisition of the remaining 66% of the common stock of Jamco, partially offset by the divestiture of St. Louis Screw in the first quarter of 2003.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,
				Percent
	2004	2003	Change	Change

Consolidated cost of products sold	$498.9	$389.6	$109.3	28%

Consolidated gross profit	$95.2	$72.0	$23.2	32%

Gross margin	16.0%	15.6%	17.5%	.4%

      Cost of products sold increased 28% for the first nine months of 2004, compared to the same period in 2003, while gross margin increased to 16.0% from 15.6%. ILS gross margin decreased modestly, primarily due to steel price increases and mix changes. Aluminum Products gross margin decreased due to a combination of product mix and pricing changes and specific one-time costs incurred in the first nine months for product startup, scrap and reserves. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business, and the absorption of fixed overhead over a larger sales base.

Selling, General & Administrative (“SG&A”) Expenses:

	Nine Months
	Ended
	September 30,
				Percent
	2004	2003	Change	Change

Consolidated SG&A expenses	$57.1	$45.5	$11.6	25%
SG&A percent	9.6%	9.9%		(.3)%

      SG&A expenses increased 25% for the first nine months of 2004, compared to the same period in 2003. Approximately half of this increase was due to acquisitions, primarily Jamco and Amcast Components Group, Sarbanes-Oxley compliance costs and specific one-time charges and credits, while the remainder was primarily due to increased sales and production volumes. Despite this increase, SG&A expenses as a percent of sales decreased by .3% due both to cost reductions from restructuring and to the absorption of these expenses over increased sales. SG&A expenses were reduced in the first nine months of 2004 compared to the same period in 2003 by a $1.7 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Nine Months
	Ended
	September 30,
				Percent
	2004	2003	Change	Change

Interest expense	$18.8	$20.0	$(1.2)	(6)%
Average outstanding borrowings	$323.0	$323.0	$0.0	0%
Average borrowing rate	7.78%	8.24%	(46)	basis points

      Interest expense decreased 6% for the first nine months of 2004, compared to the same period in 2003, primarily due to reductions in the interest rate on the Company’s revolving credit facility, which became effective in August 2003.

Income Tax:

      The effective income tax rate for the nine-month period ended September 30, 2004 was 13%, compared to 17% for the corresponding period in 2003. Only foreign and certain state income taxes were provided for in both years, because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

Third Quarter 2004 versus Third Quarter 2003

Net Sales by Segment:

	Three Months
	Ended
	September 30,				Acquired/	Internal
				Percent	(Divested)	Growth
	2004	2003	Change	Change	Sales	Rate

ILS	$112.2	$89.4	$22.8	26%	$0.0	26%
Aluminum products	35.7	20.0	15.7	79%	10.2	28%
Manufactured products	53.0	37.4	15.6	42%	2.7	35%

Consolidated Net Sales	$200.9	$146.8	$54.1	37%	$12.9	28%

      Net sales increased 37% for the third quarter of 2004, compared to the same period in 2003. ILS sales increased due to general economic growth, and in particular to significant growth in the heavy-duty truck and semiconductor industries. Aluminum Products sales increased $10.2 million from the third quarter Amcast

Components Group acquisition, plus volume increases in the automotive industry, and extension of specific products to an additional engine platform. Manufactured Products sales increased in the induction, pipe threading equipment and forging businesses. The April 1, 2004 acquisition of the remaining 66% of the common stock of Jamco increased Manufactured Products segment sales by $2.7 million in the third quarter of 2004.

Cost of Products Sold & Gross Profit:

	Three Months Ended
	September 30,
				Percent
	2004	2003	Change	Change

Consolidated cost of products sold	$169.5	$125.1	$44.4	35%

Consolidated gross profit	$31.4	$21.8	$9.6	44%

Gross margin	15.6%	14.9%	17.7%	.7%

      Cost of products sold increased 35% for the third quarter of 2004, compared to the same period in 2003, while gross margin increased to 15.6% from 14.9%. ILS gross margin decreased primarily due to mix changes and steel price increases. Aluminum Products gross margin decreased due to a combination of product mix and pricing changes and specific one-time costs incurred in the second quarter for product startup, scrap and reserves. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction business, and the absorption of fixed overhead over a larger sales base.

SG&A Expenses:

	Three Months Ended
	September 30,
				Percent
	2004	2003	Change	Change

Consolidated SG&A expenses	$19.8	$15.0	$4.8	32%

SG&A percent	9.9%	10.2%		(.3)%

      SG&A expenses increased 32% for the third quarter of 2004, compared to the same period in 2003. Approximately half of this increase was due to acquisitions, primarily Jamco and Amcast Components Group, Sarbanes-Oxley compliance costs and specific one-time charges and credits, while the remainder was primarily due to increased sales and production volumes. Despite this increase, SG&A expenses as a percent of sales decreased by .3%. SG&A expenses were reduced in the third quarter of 2004 compared to the same period in 2003 by a $.5 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Three Months Ended
	September 30,
				Percent
	2004	2003	Change	Change

Interest expense	$6.5	$6.5	$0.0	0%
Average outstanding borrowings	$334.5	$320.2	$14.3	4%
Average borrowing rate	7.78%	8.13%	(35)	basis points

      Interest expense remained unchanged for the third quarter of 2004, compared to the same period in 2003, as reductions in the interest rate on the Company’s revolving credit facility, which became effective in August 2003, were offset by increased borrowings, primarily to support working capital growth and for the Amcast Components Group acquisition.

Income Tax:

      The effective income tax rate for the three-month period ended September 30, 2004 was 19%, compared to 51% for the corresponding period in 2003. Only foreign and certain state income taxes were provided for in both years, because federal income taxes were not owed due to the recognition of net operating loss carryforwards for which valuation allowances had been provided. At December 31, 2003, subsidiaries of the Company had $35.7 million of net operating loss carryforwards for federal tax purposes. The Company has not recognized any tax benefit for these loss carryforwards.

Other:

      On November 8, 2004, a customer of the Company, Murray, Inc., filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. The Company has accounts receivable of approximately $.5 million from Murray, for which it has adequate reserves. The Company also maintains inventory for this customer.

      While the Company cannot yet determine whether this event will impair the value of the inventory, Murray has publicly announced its intention to continue operations and that it has secured Debtor-in-Possession (“DIP”) Financing. The Company will continue to monitor the situation in the coming months.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, including without limitation, credit availability, levels and funding of capital expenditures, trends for the remainder of 2004 and proposed debt refinancings. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: general business conditions, competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; adverse changes in our relationships with customers and suppliers; financial condition of customers, including impact of any bankruptcies; the ability of the Company to successfully integrate recent and future acquisitions into its existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, foreign currency exchange rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the Credit Agreement and the indenture governing the Senior Subordinated Notes; increasingly stringent domestic and foreign governmental regulations including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy truck industries; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Accountants

      The consolidated financial statements at September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003, have been reviewed, prior to filing, by Ernst & Young LLP, the Company’s independent registered public accountants, and their report is included herein.

Item 4.	Controls and Procedures

      As of September 30, 2004, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of December 31, 2004. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the effectiveness of, and remediating any issues identified with its internal control over financial reporting. During this process, a number of such issues were identified, some of which have been completely remediated, while remediation and re-assessment activities continue for others. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 and be in a position to conclude that the Company’s internal control over financial reporting is effective as of December 31, 2004, because (a) the applicable requirements are complex, (b) the testing and evaluation of internal control over financial reporting are time consuming, (c) the Company’s evaluation must be made as of December 31, 2004 and (d) currently unforeseen events or circumstances beyond the Company’s control could arise, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ended December 31, 2004 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of December 31, 2004.

PART II

OTHER INFORMATION

Item 6.	Exhibits

      The following exhibits are included herein:

(4)	First Amendment dated September 30, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto, Bank One, NA and Bank One Capital Markets, Inc. (included as Exhibit 4.1 to Form 8-K filed by the Company on October 1, 2004 and incorporated herein by reference (Commission File No. 0-3134)).
(31.1)	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Asset purchase agreement among Park-Ohio Industries, Inc. (Parent), GAMCO Components Group LLC (Purchaser) and Amcast Industrial Corporation (Seller) dated as of August 23, 2004 (included as Exhibit 99.1 to Form 8-K filed by the Company on August 26, 2004 and incorporated herein by reference (Commission File No. 0-3134)).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By /s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott

Title: Vice President and Chief

Financial Officer (Principal
Financial and Accounting Officer)

Dated November 10, 2004

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit

(4)	First Amendment dated September 30, 2004, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto, Bank One, NA and Bank One Capital Markets, Inc. (included as Exhibit 4.1 to Form 8-K filed by the Company on October 1, 2004 and incorporated herein by reference (Commission File No. 0-3134))
(31.1)	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Asset purchase agreement among Park-Ohio Industries, Inc. (Parent), GAMCO Components Group LLC (Purchaser) and Amcast Industrial Corporation (Seller) dated as of August 23, 2004 (included as Exhibit 99.1 to Form 8-K filed by the Company on August 26, 2004 and incorporated herein by reference (Commission File No. 0-3134))