Form 10-Q
period 2005-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2005-05-13
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-43005

Park-Ohio Industries, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-6520107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23000 Euclid Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

216/692-7200

(Registrant’s telephone number, including area code)

Pursuant to a corporate reorganization effective June 15, 1998,

Park-Ohio Industries, Inc. became a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The registrant meets the conditions set forth in general instruction H(1)(a) and (b) of the Form 10-Q and is therefore filing this form in reduced disclosure format.

Indicate by check mark whether the registrant:

(1)	Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and

(2)	Has been subject to such filing requirements for the past 90 days.

      Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2).

      Yes ☐  No ☑

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2005, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 24.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,925	$6,407
Accounts receivable, less allowances for doubtful accounts of $4,071 at March 31, 2005 and $3,976 at December 31, 2004	167,523	145,475
Inventories	185,733	177,294
Other current assets	21,725	20,655

Total Current Assets	376,906	349,831
Property, Plant and Equipment	231,783	228,494
Less accumulated depreciation	122,298	118,613

	109,485	109,881
Other Assets
Goodwill	82,530	82,565
Net assets held for sale	-0-	1,035
Other	68,461	68,535

	$637,382	$611,847

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$99,667	$108,862
Accrued expenses	69,554	59,745
Current portion of long-term liabilities	6,357	5,812

Total Current Liabilities	175,578	174,419
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	139,400	120,600
Other long-term debt	4,626	4,776
Other postretirement benefits and other long-term liabilities	26,688	27,570

	380,714	362,946
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	17,593	11,314
Accumulated other comprehensive loss	(1,347)	(1,676)

	81,090	74,482

	$637,382	$611,847

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2005	2004

	(Amounts in thousands
	except per share data)
Net sales	$228,883	$192,370
Cost of products sold	193,787	162,133

Gross profit	35,096	30,237
Selling, general and administrative expenses	21,559	17,642

Operating income	13,537	12,595
Interest expense	6,459	6,136

Income before income taxes	7,078	6,459
Income taxes	799	591

Net income	$6,279	$5,868

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

	(Dollars in thousands)
Balance at January 1, 2005	$-0-	$64,844	$11,314	$(1,676)	$74,482
Comprehensive income:
Net income			6,279		6,279
Foreign currency translation adjustment				329	329

Comprehensive income					6,608

Balance at March 31, 2005	$-0-	$64,844	$17,593	$(1,347)	$81,090

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$6,279	$5,868
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,447	3,947
Changes in operating assets and liabilities:
Accounts receivable	(22,049)	(29,056)
Inventories and other current assets	(9,509)	(2,259)
Accounts payable and accrued expenses	613	20,367
Other	(1,000)	(2,200)

Net Cash Used by Operating Activities	(21,219)	(3,333)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(3,559)	(2,203)
Proceeds from sale of assets held for sale	1,100	-0-

Net Cash Used by Investing Activities	(2,459)	(2,203)

FINANCING ACTIVITIES
Proceeds from debt, net	19,196	3,539

Net Cash Provided by Financing Activities	19,196	3,539

Decrease in Cash and Cash Equivalents	(4,482)	(1,997)
Cash and Cash Equivalents at Beginning of Period	6,407	2,191

Cash and Cash Equivalents at End of Period	$1,925	$194

Taxes paid	$744	$534
Interest paid	1,431	1,628

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

(Amounts in thousands)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B — Recent Accounting Pronouncements

      In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company expects the adoption to have an insignificant impact on its consolidated financial position, results of operations, or cash flows.

      The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in October 2004. The Jobs Act provides, among other things, for a tax deduction on qualified domestic production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of FAS 109 and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is reviewing the implication of the Jobs Act, recently released treasury guidance and the FASB staff positions and does not expect the Jobs Act will have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, provided an exception to its basic principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for the Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.

      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

reasonably estimated. This interpretation is effective for year end December 31, 2005. The Company is currently evaluating the impact of this interpretation.

NOTE C — Acquisitions

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (the “Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10.0 million in cash and the assumption of approximately $9.0 million of operating liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included in the Company’s consolidated results since August 23, 2004.

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

      The Company has a plan for integration activities and plant rationalization. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	295	-0-	2	297

Balance at December 31, 2004	1,621	100	263	1,984
Less: Payments	251	8	39	298

Balance at March 31, 2005	$1,370	$92	$224	$1,686

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE D — Inventories

      The components of inventory consist of the following:

	March 31,	December 31,
	2005	2004

Finished goods	$126,925	$121,832
Work in process	30,350	27,959
Raw materials and supplies	28,458	27,503

	$185,733	$177,294

NOTE E — Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Service costs	$97	$78	$35	$40
Interest costs	796	834	348	421
Expected return on plan assets	(2,211)	(2,093)	-0-	-0-
Transition obligation	(12)	(12)	-0-	-0-
Amortization of prior service cost	41	32	(17)	(20)
Recognized net actuarial (gain) loss	(60)	(81)	50	59

Benefit (income) costs	$(1,349)	$(1,242)	$416	$500

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Results by business segment were as follows:

	Three Months Ended
	March 31,

	2005	2004

Net sales:
ILS	$126,887	$116,265
Aluminum products	42,890	27,581
Manufactured products	59,106	48,524

	$228,883	$192,370

Income before income taxes:
ILS	$8,204	$9,209
Aluminum products	2,423	1,587
Manufactured products	5,813	3,292

	16,440	14,088
Corporate costs	(2,903)	(1,493)
Interest expense	(6,459)	(6,136)

	$7,078	$6,459

	March 31,	December
	2005	31, 2004

Identifiable assets were as follows:
ILS	$319,231	$297,002
Aluminum products	109,437	105,535
Manufactured products	171,364	163,230
General corporate	37,350	46,080

	$637,382	$611,847

NOTE G — Comprehensive Income

      Total comprehensive income was as follows:

	Three Months
	Ended March 31,

	2005	2004

Net income	$6,279	$5,868
Foreign currency translation	329	814

Total comprehensive income	$6,608	$6,682

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The components of accumulated comprehensive loss at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Foreign currency translation adjustment	$(3,491)	$(3,162)
Minimum pension liability	4,838	4,838

	$1,347	$1,676

NOTE H — Restructuring Activities

      Since 2001, the Company has responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002 and 2003, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note N to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

      The accrued liability balance for severance and exit costs and related cash payments during the three months ended March 31, 2005 and 2004 consisted of:

	2005	2004

Balance at January 1	$462	$2,535
Cash payments	(53)	(234)

Balance at March 31	$409	$2,301

NOTE I — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2005	$4,281
Claims paid during the quarter	(681)
Additional warranties issued during the quarter	432

Balance at March 31, 2005	$4,032

NOTE J — Income Taxes

      The effective income tax rate for the three-month period ended March 31, 2005 was 11%, compared to 9% for the corresponding period in 2004. Only foreign and state income taxes were provided for in both periods, because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2004, the Company had net operating loss carryforwards of approximately $47.7 million. In accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“FAS 109”), the tax benefits related to these carryforwards and other deferred tax assets have been reserved as of December 31, 2004. The Company believes, based on the weight of available evidence, it is more likely than not that all of the Company’s deferred tax assets will not be realized as required by FAS 109.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE K — Supplemental Guarantor Information

      Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium and interest with respect to the Company’s 8.375% Senior Subordinated Notes due 2014. Each of the Guarantor Subsidiaries is “100% owned” as defined by Rule 3-10(h)(1) of Regulation S-X.

      The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2005 and December 31, 2004, consolidating condensed statements of income for the three months ended March 31, 2005 and 2004, consolidating condensed statements of cash flows for the three months ended March 31, 2005 and 2004 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(8,479)	$4,761	$5,643	$-0-	$1,925
Accounts receivable, net	-0-	138,249	28,381	893	167,523
Inventories	-0-	159,102	26,631	-0-	185,733
Other current assets	1,232	10,686	3,752	6,055	21,725

Total Current Assets	(7,247)	312,798	64,407	6,948	376,906
Investment in subsidiaries	337,394	-0-	-0-	(337,394)	-0-
Inter-company advances	260,224	248,190	5,963	(514,377)	-0-
Property, Plant and Equipment, net	2,270	95,221	11,994	-0-	109,485
Other Assets:
Goodwill	-0-	78,424	4,106	-0-	82,530
Other	43,977	37,642	1,333	(14,491)	68,461

Total Other Assets	43,977	116,066	5,439	(14,491)	150,991

Total Assets	$636,618	$772,275	$87,803	$(859,314)	$637,382

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$769	$100,646	$9,525	$(11,273)	$99,667
Accrued expenses	13,385	45,205	11,029	(65)	69,554
Current portion of long-term liabilities	-0-	531	2,945	2,881	6,357

Total Current Liabilities	14,154	146,382	23,499	(8,457)	175,578
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	139,400	-0-	-0-	-0-	139,400
Other long-term debt	-0-	34,921	673	(30,968)	4,626
Other postretirement benefits and other long-term liabilities	3,907	21,520	4,142	(2,881)	26,688

Total Long-Term Liabilities	353,307	56,441	4,815	(33,849)	380,714
Inter-company advances	191,691	282,291	18,216	(492,198)	-0-
Shareholder’s Equity	77,466	287,161	41,273	(324,810)	81,090

Total Liabilities and Shareholder’s Equity	$636,618	$772,275	$87,803	$(859,314)	$637,382

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(14,387)	$199	$6,851	$13,744	$6,407
Accounts receivable, net	114	117,097	30,208	(1,944)	145,475
Inventories	(81)	151,187	26,188	-0-	177,294
Other current assets	499	12,215	1,799	6,142	20,655

Total Current Assets	(13,855)	280,698	65,046	17,942	349,831
Investment in subsidiaries	341,088	-0-	-0-	(341,088)	-0-
Inter-company advances	251,357	224,918	5,145	(481,420)	-0-
Property, Plant and Equipment, net	2,266	95,494	12,121	-0-	109,881
Other Assets:
Goodwill	-0-	78,424	4,141	-0-	82,565
Net assets held for sale	-0-	1,035	-0-	-0-	1,035
Other	43,908	37,316	1,490	(14,179)	68,535

Total Other Assets	43,908	116,775	5,631	(14,179)	152,135

Total Assets	$624,764	$717,885	$87,943	$(818,745)	$611,847

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$4,347	$87,291	$16,130	$1,094	$108,862
Accrued expenses	6,291	44,529	8,925	-0-	59,745
Current portion of long-term liabilities	-0-	587	2,344	2,881	5,812

Total Current Liabilities	10,638	132,407	27,399	3,975	174,419
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
9.25% Senior Subordinated Notes due 2007	-0-	-0-	-0-	-0-	-0-
Revolving credit maturing on December 31, 2010	120,600	-0-	-0-	-0-	120,600
Other long-term debt	-0-	35,037	707	(30,968)	4,776
Other postretirement benefits and other long-term liabilities	5,315	21,875	3,261	(2,881)	27,570

Total Long-Term Liabilities	335,915	56,912	3,968	(33,849)	362,946
Inter-company advances	206,503	242,202	17,425	(466,130)	-0-
Shareholder’s Equity	71,708	286,364	39,151	(322,741)	74,482

Total Liabilities and Shareholder’s Equity	$624,764	$717,885	$87,943	$(818,745)	$611,847

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$202,648	$28,652	$(2,417)	$228,883
Cost of sales	-0-	173,497	22,707	(2,417)	193,787

Gross profit	-0-	29,151	5,945	-0-	35,096
Operating Expenses:
Selling, general and administrative expenses	2,120	16,132	3,157	150	21,559

Operating Income (loss)	(2,120)	13,019	2,788	(150)	13,537
Interest expense	(1,423)	7,497	535	(150)	6,459

Income (loss) before income taxes	(697)	5,522	2,253	-0-	7,078
Income taxes	(661)	-0-	1,460	-0-	799

Net income (loss)	$(36)	$5,522	$793	$-0-	$6,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$167,749	$27,240	$(2,619)	$192,370
Cost of sales	-0-	142,536	22,216	(2,619)	162,133

Gross profit	-0-	25,213	5,024	-0-	30,237
Operating Expenses:
Selling, general and administrative expenses	660	14,442	2,540	-0-	17,642

Operating Income (loss)	(660)	10,771	2,484	-0-	12,595
Interest expense	(230)	5,411	955	-0-	6,136

Income (loss) before income taxes	(430)	5,360	1,529	-0-	6,459
Income taxes	250	-0-	341	-0-	591

Net income (loss)	$(680)	$5,360	$1,188	$-0-	$5,868

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used ) by operations	$(26,588)	$6,899	$(1,530)	$-0-	$(21,219)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(48)	(3,265)	(246)	-0-	(3,559)
Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash provided (used ) in investing activities	(48)	(2,165)	(246)	-0-	(2,459)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	18,800	-0-	568	-0-	19,368
Principal payments on long-term debt	-0-	(172)	-0-	-0-	(172)

Net cash provided (used ) by financing activities	18,800	(172)	568	-0-	19,196

Increase (decrease) in cash and cash equivalents	(7,836)	4,562	(1,208)	-0-	(4,482)
Cash and cash equivalents at beginning of period	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of period	$(8,479)	$4,761	$5,643	$-0-	$1,925

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used) by operations	$(8,583)	$3,587	$1,663	$-0-	$(3,333)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	9	(1,055)	(1,157)	-0-	(2,203)

Net cash provided (used) in investing activities	9	(1,055)	(1,157)	-0-	(2,203)
Cash flows from financing activities:
Proceeds from bank arrangements	3,400	-0-	254	-0-	3,654
Principal payments on revolving credit and long-term debt	-0-	(115)	-0-	-0-	(115)

Net cash provided (used ) by financing activities	3,400	(115)	254	-0-	3,539

Increase (decrease) in cash and cash equivalents	(5,174)	2,417	760	-0-	(1,997)
Cash and cash equivalents at beginning of period	(1,392)	881	2,702	-0-	2,191

Cash and cash equivalents at end of period	$(6,566)	$3,298	$3,462	$-0-	$194

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Park-Ohio Industries, Inc.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2005 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of shareholder’s equity for the three-month period ended March 31, 2005. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based upon our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended, and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 9, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month period ended March 31, 2005 is not directly comparable to the financial information for the same period in 2004 primarily due to acquisitions.

Executive Overview

      We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, electrical controls, automotive and other vehicle, industrial equipment, power sports equipment, lawn and garden equipment, and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, construction equipment and heavy-duty truck original equipment manufacturers (OEMs), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, rubber products, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs and end-users in the steel, automotive, oil and gas, rail, and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note F to the consolidated financial statements.

      In first quarter 2005, sales and profits increased compared to the same quarter in 2004, and to the immediately preceding quarter. During 2004, we experienced the increased sales and profitability previously forecast as the manufacturing economy returned to growth, particularly in three of our customer industries: heavy-duty truck; semiconductor equipment; and equipment for steel manufacturing. Net sales for 2004 increased 30% compared to 2003. Profitability increased more than proportionally to sales, based on cost reductions from our restructuring during the downturn in 2001, 2002 and 2003. During those years, we consolidated 28 supply chain logistics facilities and closed or sold 11 manufacturing plants.

      During 2004, we reinforced the long-term availability and attractive pricing of our liquidity, by refinancing both of our major sources of borrowed funds: our senior subordinated notes and revolving credit agreement. In November 2004, we sold $210.0 million of 8.375% Senior Subordinated Notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of 9.25% Senior Subordinated Notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the senior subordinated notes. In December 2004, we amended our revolving credit agreement, extending its maturity to six years so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset based formula, and providing lower interest rate levels. Borrowings under the revolving credit agreement are secured by substantially all our assets. We had approximately $49.6 million of unused borrowing availability at March 31, 2005. Funds provided by operations plus available borrowings under the revolving credit agreement are expected to be adequate to meet our cash requirements.

      We acquired substantially all of the assets of the Amcast Components Group on August 23, 2004 for approximately $10.0 million cash and the assumption of approximately $9 million of operating liabilities. We acquired the remaining 66% of the common stock of Jamco on April 1, 2004 for cash existing on the balance sheet of Jamco at that date.

Results of Operations

Three Months 2005 versus Three Months 2004

Net Sales by Segment:

	Three Months
	Ended March 31,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$126.9	$116.3	$10.6	9%	$0.0
Aluminum products	42.9	27.6	15.3	55%	19.0
Manufactured products	59.1	48.5	10.6	22%	3.5

Consolidated net sales	$228.9	$192.4	$36.5	19%	$22.5

      Net sales increased by 19% in first quarter 2005 compared to the same quarter of 2004. ILS sales increased due to general economic growth, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased in first quarter 2005 primarily due to $19.0 million of sales from the plants acquired in August 2004 from the Amcast Components Group. Manufactured Products sales increased 22% primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $3.5 million was due to the second quarter 2004 acquisition of the remaining 66% of the common stock of Jamco.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended March 31,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$193.8	$162.1	$31.7	20%

Consolidated gross profit	$35.1	$30.2	$4.9	16%

Gross margin	15.3%	15.7%

      Cost of products sold increased 20% in first quarter 2005 compared to the same quarter of 2004, while gross margin decreased to 15.3% from 15.7% in 2004. ILS gross margin decreased primarily due to steel price increases and mix changes. Aluminum Products gross margin decreased due to a combination of the addition of lower-margin Amcast plants, product mix and pricing changes. The $19.0 million of sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. We expect margins at the acquired plants to increase over time as a result of post-acquisition cost reductions, price increases and new business. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months
	Ended March 31,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$21.6	$17.6	$4.0	23%
SG&A percent	9.4%	9.1%

      Consolidated SG&A expenses increased 23% in first quarter 2005 compared to the same quarter in 2004. Approximately $1.6 million of the SG&A increase was due to the acquisitions of Jamco and Amcast Components Group, while bonus expenses of $0.8 million and Sarbanes-Oxley compliance costs of $.5 million increased SG&A further. The remainder of the increase was primarily due to increased sales and production volumes. SG&A expenses as a percent of sales increased by .3%. SG&A expenses were reduced in first quarter 2005 compared to the first quarter 2004 by a $.1 million increase in net pension credits that reflected improved returns on pension plan assets.

Interest Expense:

	Three Months
	Ended March 31,
				Percent
	2005	2004	Change	Change

Interest expense	$6.5	$6.1	$0.4	7%
Average outstanding borrowings	$352.3	$312.9	$39.4	13%
Average borrowing rate	7.33%	7.84%	(51)	basis points

      Interest expense increased in first quarter 2005 compared to the same quarter in 2004, primarily due to higher average debt outstanding, partially offset by lower average interest rates during the first quarter of 2005. The increase in average borrowings resulted primarily from higher working capital requirements. The lower average borrowing rate in the first quarter of 2005 was due primarily to decreased rates under our revolving credit agreement.

Income Tax:

      Income taxes of $.8 million were provided in the first three months of 2005, an effective 11% income tax rate, compared to income taxes of $.6 million provided in the same period of 2004, a 9% effective income tax rate. In both periods these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, the subsidiaries of the Company had $47.7 million of net operating loss carryforwards for federal tax purposes. We have recognized a tax benefit for these loss carryforwards only to the extent that they offset the Company’s first quarter 2005 federal tax provision.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “ believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Registered Public Accounting Firm

      The consolidated financial statements at March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $139.4 million at March 31, 2005. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million during the period.

      Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2005, we recorded a favorable foreign currency translation adjustment of $.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Item 4. Controls and Procedures

      Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.

      Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

      There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

      The following exhibits are included herein:

10.1	Summary of Annual Cash Bonus Plan

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 13, 2005

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit

10.1	Summary of Annual Cash Bonus Plan
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002