Form 10-Q
period 2005-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2005-08-10
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
      Yes ☐          No ☑
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2005, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
The Exhibit Index is located on page 28.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information
Item 1. Financial Statements
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$664	$6,407
Accounts receivable, less allowances for doubtful accounts of $3,653 at June 30, 2005 and $3,976 at December 31, 2004	154,656	145,475
Inventories	190,722	177,294
Other current assets	20,295	20,655

Total Current Assets	366,337	349,831
Property, Plant and Equipment	234,606	228,494
Less accumulated depreciation	124,941	118,613

	109,665	109,881
Other Assets
Goodwill	82,442	82,565
Net assets held for sale	-0-	1,035
Other	68,528	68,535

	$626,972	$611,847

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$90,399	$108,862
Accrued expenses	64,062	59,745
Current portion of long-term liabilities	7,540	5,812

Total Current Liabilities	162,001	174,419
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	135,600	120,600
Other long-term debt	5,524	4,776
Other postretirement benefits and other long-term liabilities	26,098	27,570

	377,222	362,946
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	25,270	11,314
Accumulated other comprehensive loss	(2,365)	(1,676)

	87,749	74,482

	$626,972	$611,847

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Amounts in thousands except per share data)
Net sales	$228,795	$200,908	$457,678	$393,278
Cost of products sold	193,429	167,256	387,216	329,388

Gross profit	35,366	33,652	70,462	63,890
Selling, general and administrative expenses	20,264	19,684	41,823	37,328

Operating income	15,102	13,968	28,639	26,562
Interest expense	6,715	6,196	13,174	12,332

Income before income taxes	8,387	7,772	15,465	14,230
Income taxes	710	1,035	1,509	1,626

Net income	$7,677	$6,737	$13,956	$12,604

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

	(Dollars in thousands)
Balance at January 1, 2005	$-0-	$64,844	$11,314	$(1,676)	$74,482
Comprehensive income:
Net income			13,956		13,956
Foreign currency translation adjustment				(689)	(689)

Comprehensive income					13,267

Balance at June 30, 2005	$-0-	$64,844	$25,270	$(2,365)	$87,749

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$13,956	$12,604
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,876	7,863
Changes in operating assets and liabilities:
Accounts receivable	(9,181)	(41,307)
Inventories and other current assets	(13,068)	(22,774)
Accounts payable and accrued expenses	(14,147)	37,433
Other	(3,090)	(2,531)

Net Cash Used by Operating Activities	(16,654)	(8,712)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(7,665)	(3,566)
Proceeds from sale of assets held for sale	1,100	-0-

Net Cash Used by Investing Activities	(6,565)	(3,566)

FINANCING ACTIVITIES
Proceeds from debt, net	17,476	12,247

Net Cash Provided by Financing Activities	17,476	12,247

Decrease in Cash and Cash Equivalents	(5,743)	(31)
Cash and Cash Equivalents at Beginning of Period	6,407	2,191

Cash and Cash Equivalents at End of Period	$664	$2,160

Taxes paid	$1,334	$1,457
Interest paid	11,328	12,076
See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
(Amounts in Thousands — except per share data)
NOTE A — Basis of Presentation
      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE B — Recent Accounting Pronouncements
      In the fourth quarter of 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect the adoption will have a material impact on the Company’s financial position, results of operations or cash flows.
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

      The Company has a plan for integration activities and plant rationalization. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	295	-0-	2	297

Balance at December 31, 2004	1,621	100	263	1,984
Less: Payments	777	32	96	905

Balance at June 30, 2005	$844	$68	$167	$1,079

      On April 1, 2004, the Company acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) for cash existing on the balance sheet of Jamco at that date. No additional purchase price was paid by the Company. The purchase price and the results of operations of Jamco prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Jamco have been included in the Company’s consolidated results since April 1, 2004.
NOTE D — Inventories
      The components of inventory consist of the following:

	June 30,	December 31,
	2005	2004

Finished goods	$138,405	$121,832
Work in process	21,822	27,959
Raw materials and supplies	30,495	27,503

	$190,722	$177,294

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE E — Pension Plans and Other Postretirement Benefits
      The Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

					Postretirement Benefits
	Pension Benefits

					Three Months
	Three Months		Six Months		Ended		Six Months
	Ended June 30,		Ended June 30,		June 30,		Ended June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service costs	$97	$78	$194	$156	$35	$40	$70	$80
Interest costs	796	834	1,592	1,668	348	421	696	842
Expected return on plan assets	(2,211)	(2,093)	(4,422)	(4,186)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(24)	(24)	-0-	-0-	-0-	-0-
Amortization of prior service cost	41	32	82	64	(17)	(20)	(34)	(40)
Recognized net actuarial (gain) loss	(60)	(81)	(120)	(162)	50	59	100	118

Benefit (income) costs	$(1,349)	$(1,242)	$(2,698)	$(2,484)	$416	$500	$832	$1,000

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Results by business segment were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net sales:
ILS	$129,515	$114,849	$256,402	$231,114
Aluminum products	43,094	28,269	85,984	55,850
Manufactured products	56,186	57,790	115,292	106,314

	$228,795	$200,908	$457,678	$393,278

Income before income taxes:
ILS	$8,271	$8,269	$16,475	$17,478
Aluminum products	3,481	2,744	5,904	4,331
Manufactured products	5,949	5,229	11,762	8,521

	17,701	16,242	34,141	30,330
Corporate costs	(2,599)	(2,274)	(5,502)	(3,768)
Interest expense	(6,715)	(6,196)	(13,174)	(12,332)

	$8,387	$7,772	$15,465	$14,230

	June 30,	December 31,
	2005	2004

Identifiable assets were as follows:
ILS	$325,299	$297,002
Aluminum products	112,084	105,535
Manufactured products	174,777	163,230
General corporate	14,812	46,080

	$626,972	$611,847

NOTE G — Comprehensive Income
      Total comprehensive income was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$7,677	$6,737	$13,956	$12,604
Foreign currency translation	(1,018)	(721)	(689)	93

Total comprehensive income	$6,659	$6,016	$13,267	$12,697

      The components of accumulated comprehensive loss at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$(2,473)	$(3,162)
Minimum pension liability	4,838	4,838

	$2,365	$1,676

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE H — Restructuring Activities
      The Company has responded to the economic downturn in 2001, 2002 and 2003 by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in these years, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note N to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The accrued liability balance for severance and exit costs and related cash payments during the six months ended June 30, 2005 consisted of:

Balance at December 31, 2004	$462
Cash payments	(236)

Balance at June 30, 2005	$226

NOTE I — Accrued Warranty Costs
      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2005	2004

Balance at January 1	$4,281	$5,614
Claims paid during the year	(1,545)	(2,742)
Additional warranties issued during the year	1,538	1,252
Acquired warranty liabilities	-0-	501

Balance at June 30	$4,274	$4,625

NOTE J — Income Taxes
      The effective income tax rate for the six-month period ended June 30, 2005 was 10% compared to 11% for the corresponding period in 2004. Only foreign and state income taxes were provided for in both periods because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2004, the Company had net operating loss carryforwards of approximately $47.7 million. In accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes”, the tax benefits related to these carryforwards and other deferred tax assets have been reserved as of December 31, 2004.
      The Company believes, based on the weight of available evidence, it is more likely than not that all of the Company’s deferred tax assets will not be realized as required by SFAS No. 109.
NOTE K — Subsequent Event
      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7.0 million in cash, $2.0 million in a short-term note payable and the assumption of approximately $12.0 million of trade liabilities. The acquisition was funded with borrowings under the Company’s bank revolving credit agreement. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The Company is currently evaluating the assignment of fair values to assets acquired and liabilities assumed.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE L — Supplemental Guarantor Information
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
      The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of June 30, 2005 and December 31, 2004, consolidating condensed statements of income for the three months and six months ended June 30, 2005 and 2004, consolidating condensed statements of cash flows for the six months ended June 30, 2005 and 2004 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(30,981)	$24,235	$7,410	$-0-	$664
Accounts receivable, net	-0-	130,817	24,206	(367)	154,656
Inventories	-0-	161,099	29,623	-0-	190,722
Other current assets	1,154	11,166	5,015	2,960	20,295

Total Current Assets	(29,827)	327,317	66,254	2,593	366,337
Investment in subsidiaries	343,852	-0-	-0-	(343,852)	-0-
Inter-company advances	271,488	281,358	6,409	(559,255)	-0-
Property, Plant and Equipment, net	2,378	94,776	12,511	-0-	109,665
Other Assets:
Goodwill	-0-	78,424	4,018	-0-	82,442
Other	44,859	37,187	1,128	(14,646)	68,528

Total Other Assets	44,859	115,611	5,146	(14,646)	150,970

Total Assets	$632,750	$819,062	$90,320	$(915,160)	$626,972

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,317	$90,583	$7,525	$(11,026)	$90,399
Accrued expenses	11,352	41,570	11,334	(194)	64,062
Current portion of long-term liabilities	-0-	544	4,115	2,881	7,540

Total Current Liabilities	14,669	132,697	22,974	(8,339)	162,001
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	135,600	-0-	-0-	-0-	135,600
Other long-term debt	-0-	34,856	1,636	(30,968)	5,524
Other postretirement benefits and other long-term liabilities	3,893	21,094	3,992	(2,881)	26,098

Total Long-Term Liabilities	349,493	55,950	5,628	(33,849)	377,222
Inter-company advances	183,692	337,028	20,269	(540,989)	-0-
Shareholder’s Equity	84,896	293,387	41,449	(331,983)	87,749

Total Liabilities and Shareholder’s Equity	$632,750	$819,062	$90,320	$(915,160)	$626,972

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$203,545	$26,984	$(1,734)	$228,795
Cost of sales	-0-	173,373	21,790	(1,734)	193,429

Gross profit	-0-	30,172	5,194	-0-	35,366
Operating Expenses:
Selling, general and administrative expenses	392	16,520	3,202	150	20,264

Operating Income (loss)	(392)	13,652	1,992	(150)	15,102
Interest expense	(1,482)	7,811	536	(150)	6,715

Income (loss) before income taxes	1,090	5,841	1,456	-0-	8,387
Income taxes	146	-0-	564	-0-	710

Net income (loss)	$944	$5,841	$892	$-0-	$7,677

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$175,078	$28,940	$(3,110)	$200,908
Cost of sales	-0-	148,819	21,547	(3,110)	167,256

Gross profit	-0-	26,259	7,393	-0-	33,652
Operating Expenses:
Selling, general and administrative expenses	1,544	15,458	2,682	-0-	19,684

Operating Income (loss)	(1,544)	10,801	4,711	-0-	13,968
Interest expense	(686)	5,845	1,037	-0-	6,196

Income (loss) before income taxes	(858)	4,956	3,674	-0-	7,772
Income taxes	200	-0-	835	-0-	1,035

Net income (loss)	$(1,058)	$4,956	$2,839	$-0-	$6,737

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$406,194	$55,635	$(4,151)	$457,678
Cost of sales	-0-	346,870	44,497	(4,151)	387,216

Gross profit	-0-	59,324	11,138	-0-	70,462
Operating Expenses:
Selling, general and administrative expenses	2,513	32,652	6,358	300	41,823

Operating Income (loss)	(2,513)	26,672	4,780	(300)	28,639
Interest expense	(2,906)	15,308	1,072	(300)	13,174

Income (loss) before income taxes	393	11,364	3,708	-0-	15,465
Income taxes	(515)	-0-	2,024	-0-	1,509

Net income (loss)	$908	$11,364	$1,684	$-0-	$13,956

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$342,827	$56,180	$(5,729)	$393,278
Cost of sales	-0-	291,354	43,763	(5,729)	329,388

Gross profit	-0-	51,473	12,417	-0-	63,890
Operating Expenses:
Selling, general and administrative expenses	2,205	29,901	5,222	-0-	37,328

Operating Income (loss)	(2,205)	21,572	7,195	-0-	26,562
Interest expense	(917)	11,256	1,993	-0-	12,332

Income (loss) before income taxes	(1,288)	10,316	5,202	-0-	14,230
Income taxes	450	-0-	1,176	-0-	1,626

Net income (loss)	$(1,738)	$10,316	$4,026	$-0-	$12,604

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used ) by operations	$(45,135)	$29,496	$(1,015)	$-0-	$(16,654)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(203)	(6,335)	(1,127)	-0-	(7,665)
Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash provided (used ) in investing activities	(203)	(5,235)	(1,127)	-0-	(6,565)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	15,000	-0-	2,701	-0-	17,701
Principal payments on revolving credit and long-term debt	-0-	(225)	-0-	-0-	(225)

Net cash provided (used ) by financing activities	15,000	(225)	2,701	-0-	17,476

Increase (decrease) in cash and cash equivalents	(30,338)	24,036	559	-0-	(5,743)
Cash and cash equivalents at beginning of period	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of period	$(30,981)	$24,235	$7,410	$-0-	$664

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used) by operations	$(28,041)	$15,113	$4,216	$-0-	$(8,712)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(27)	(2,505)	(1,034)	-0-	(3,566)

Net cash provided (used) in investing activities	(27)	(2,505)	(1,034)	-0-	(3,566)
Cash flows from financing activities:
Proceeds from bank arrangements	11,700	-0-	771	-0-	12,471
Principal payments on revolving credit and long-term debt	-0-	(224)	-0-	-0-	(224)

Net cash provided (used ) by financing activities	11,700	(224)	771	-0-	12,247

Increase (decrease) in cash and cash equivalents	(16,368)	12,384	3,953	-0-	(31)
Cash and cash equivalents at beginning of period	(1,392)	881	2,702	-0-	2,191

Cash and cash equivalents at end of period	$(17,760)	$13,265	$6,655	$-0-	$2,160

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder
Park-Ohio Industries, Inc.
      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, the consolidated statement of shareholder’s equity for the six-month period ended June 30, 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based upon our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended, not presented herein, and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Cleveland, Ohio
August 8, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and six-month periods ended June 30, 2005 is not directly comparable to the financial information for the same period in 2004 primarily due to acquisitions.
Executive Overview
      We are an industrial supply chain logistics and diversified manufacturing business, operating in three segments: ILS, Aluminum Products and Manufactured Products. ILS provides customers with integrated supply chain management services for a broad range of high-volume, specialty production components. ILS customers receive various value-added services, such as engineering and design services, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of use delivery, electronic billing and ongoing technical support. The principal customers of ILS are in the heavy-duty truck, electrical controls, automotive and other vehicle, industrial equipment, power sports equipment, lawn and garden equipment, and semiconductor equipment industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components for automotive, agricultural equipment, construction equipment and heavy-duty truck original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, rubber products, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs and end-users in the steel, automotive, oil and gas, rail, and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note F to the consolidated financial statements.
      In the first six months of 2005, we experienced continued growth, with record-high sales of $457.7 million and increased earnings compared to the same period in 2004.
      During 2004, we experienced the increased sales and profitability previously forecast, as the manufacturing economy returned to growth, particularly in three of our customer industries; heavy-duty truck, semiconductor equipment and equipment for steel manufacturing. Net sales in 2004 increased 30% compared to 2003. Profitability increased at a rate higher than that of sales, primarily due to cost reductions from our restructuring during the downturn in 2001, 2002 and 2003. During those years, we consolidated 28 supply chain logistics facilities and closed or sold 11 manufacturing plants.
      During 2004, we reinforced the long-term availability and attractive pricing of our liquidity, by refinancing both of our major sources of borrowed funds: senior subordinated notes and the bank revolving credit agreement. In November 2004, we sold $210.0 million of 8.375% Senior Subordinated Notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of 9.25% Senior Subordinated Notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the repurchased senior subordinated notes. In December 2004, we amended our bank revolving credit agreement, extending its maturity to six years so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset based formula, and providing lower interest rate levels. Borrowings under the bank revolving credit agreement are secured by substantially all our assets. We had approximately $52.3 million of unused borrowing availability at June 30, 2005. Funds provided by operations plus available borrowings under the bank revolving credit agreement are expected to be adequate to meet our cash requirements.
      We acquired substantially all of the assets of the Amcast Components Group on August 23, 2004 for $10.0 million cash and the assumption of approximately $9 million of operating liabilities. We acquired the remaining 66% of the common stock of Japan Ajax Magnethermic Company (“Jamco”) on April 1, 2004 for cash existing on the balance sheet of Jamco at that date. On July 20, 2005, we completed the acquisition of the assets of Purchased Parts Group, Inc. for $7.0 million in cash funded with borrowings under the Company’s bank revolving credit agreement, $2.0 million in a short-term note payable and the assumption of approximately $12.0 million of trade liabilities.
Results of Operations

Six Months 2005 versus Six Months 2004

Net Sales by Segment:

	Six Months
	Ended June 30,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$256.4	$231.1	$25.3	11%	$0.0
Aluminum products	86.0	55.9	30.1	54%	37.7
Manufactured products	115.3	106.3	9.0	8%	3.5

Consolidated net sales	$457.7	$393.3	$64.4	16%	$41.2

      Net sales increased by 16% in the first six months of 2005 compared to the same period in 2004. ILS sales increased primarily due to general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers, and increases in product range sold to existing customers. Aluminum Products sales increased in the first six months of 2005 primarily due to $37.7 million of sales from manufacturing plants acquired in August 2004 from the Amcast Components Group, partially offset by volume decreases in the automotive industry. Manufactured Products sales increased primarily in the induction, pipe threading equipment and forging businesses. Of this increase, $3.5 million was due to the April 2004 acquisition of the remaining 66% of the common stock of Jamco.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended June 30,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$387.2	$329.4	$57.8	18%

Consolidated gross profit	$70.5	$63.9	$6.6	10%

Gross margin	15.4%	16.2%
      Cost of products sold increased 18% in the first six months of 2005 compared to the same period in 2004, while gross margin decreased to 15.4% from 16.2% in 2004. ILS gross margin decreased primarily due to steel price increases and changes in product mix. Aluminum Products gross margin decreased primarily due to a combination of the addition of the lower-margin Amcast business and product mix and pricing changes. The $37.7 million of sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. We expect margins at the acquired plants to increase over time as a result of anticipated post-acquisition cost reductions, price increases and new business. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses.

Selling, General & Administrative (“SG&A”) Expenses:

	Six Months
	Ended June 30,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$41.8	$37.3	$4.5	12%
SG&A percent	9.1%	9.5%

      Consolidated SG&A expenses increased 12% in the first six months of 2005 compared to the same period in 2004. Approximately $2.3 million of the SG&A increase was due to the acquisitions of Jamco and Amcast Components Group, while bonus expenses of $1.1 million and Sarbanes-Oxley compliance costs of $.6 million also contributed to the increased SG&A expenses. The remainder of the increase was primarily due to increased sales and production volumes. SG&A expenses as a percent of sales decreased by .4%. SG&A expenses were reduced in the first six months 2005 compared to 2004 by a $.2 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Six Months
	Ended June 30,
				Percent
	2005	2004	Change	Change

Interest expense	$13.2	$12.3	$0.9	7%
Average outstanding borrowings	$356.8	$316.4	$40.4	13%
Average borrowing rate	7.39%	7.80%	(41)	basis points
      Interest expense increased $.9 million in the first six months of 2005 compared to the same period in 2004, primarily due to higher average debt outstanding, partially offset by lower average interest rates during the first six months of 2005. The increase in average borrowings resulted primarily from higher working capital requirements and the purchase of Amcast Components Group in August 2004. The lower average borrowing rate in the first six months of 2005 was due primarily to the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the first six months of 2004. The average borrowing rate in the first six months of 2005 was also reduced by decreased interest rates under our bank revolving credit agreement.

Income Tax:
      Income taxes of $1.5 million were provided in the six-month period ended June 30, 2005, a 10% effective income tax rate, compared to income taxes of $1.6 million provided in the corresponding period of 2004, an 11% effective income tax rate. In both periods, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes. We have recognized a tax benefit for these loss carryforwards only to the extent that they offset our first and second quarter 2005 federal tax provisions.

Second Quarter 2005 versus Second Quarter 2004

Net Sales by Segment:

	Three Months
	Ended June 30,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$129.5	$114.8	$14.7	13%	$0.0
Aluminum products	43.1	28.3	14.8	52%	18.7
Manufactured products	56.2	57.8	(1.6)	(3)%	0.0

Consolidated net sales	$228.8	$200.9	$27.9	14%	$18.7

      Net sales increased 14% in the second quarter of 2005, compared to the same quarter in 2004. ILS sales increased primarily due to general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers, and increases in product range sold to existing customers. Aluminum Products sales increased in the second quarter of 2005 due to $18.7 million of sales from manufacturing plants acquired in August 2004 from the Amcast Components Group, partially offset by volume decreases in the automotive industry. Manufactured Products sales decreased in the induction and pipe threading equipment businesses, primarily due to timing of capital equipment orders, and in the rubber products business primarily due to weak sales in the automotive industry.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended June 30,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$193.4	$167.3	$26.1	16%

Consolidated gross profit	$35.4	$33.7	$1.7	5%

Gross margin	15.5%	16.8%
      Cost of products sold increased 16% in the second quarter of 2005 compared to the same quarter in 2004, while gross margin decreased to 15.5% from 16.8% in 2004. ILS gross margin decreased primarily due to steel price increases and changes in product mix. Aluminum Products gross margin decreased primarily due to a combination of the addition of the lower-margin Amcast business and product mix and pricing changes. The $18.7 million of sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. We expect margins at the acquired plants to increase over time, as a result of anticipated post-acquisition cost reductions, price increases and new business. Gross margin in the Manufactured Products segment increased, primarily as a result of slightly higher margins on capital equipment contracts in the second quarter of 2005.

SG&A Expenses:

	Three Months
	Ended June 30,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$20.3	$19.7	$0.6	3%
SG&A percent	8.9%	9.8%
      Consolidated SG&A expenses increased 3% in the second quarter of 2005 compared to the same quarter in 2004 primarily due to a $.8 million increase due to the acquisition of Amcast Components Group. SG&A expenses as a percent of sales decreased by .9%. SG&A expenses were reduced in the second quarter of 2005 compared to the same period in 2004 by a $.1 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Three Months
	Ended June 30,
				Percent
	2005	2004	Change	Change

Interest expense	$6.7	$6.2	$0.5	8%
Average outstanding borrowings	$361.4	$319.2	$42.2	13%
			(33)
Average borrowing rate	7.43%	7.76%		basis points
      Interest expense increased $.5 million in the second quarter of 2005 compared to the same period in 2004, primarily due to higher average debt outstanding, partially offset by lower average interest rates during the second quarter of 2005. The increase in average borrowings resulted primarily from higher working capital requirements and the purchase of Amcast Components Group in August 2004. The lower average borrowing rate in the second quarter of 2005 was due primarily to the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the second quarter of 2004. The average borrowing rate in the second quarter of 2005 was also reduced by decreased interest rates under our bank revolving credit agreement.

Income Tax:
      Income taxes of $.7 million were provided in the three-month period ended June 30, 2005, an 8% effective income tax rate, compared to income taxes of $1.0 million provided in the corresponding period of 2004, a 13% effective income tax rate. In both periods, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes. We have recognized a tax benefit for these loss carryforwards only to the extent that they offset our first and second quarter 2005 federal tax provisions.
Seasonality; Variability of Operating Results
      Our results of operations are typically stronger in the first six months than the last six months of each calendar year due to scheduled plant maintenance in the third quarter, which coincide with customer plant shutdowns, and holidays in the fourth quarter.
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
Forward-Looking Statements
      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include, but are not limited to, such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including our recent acquisition of the assets of Purchased Parts Group, Inc.; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including without limitation, asbestos claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.
Review By Registered Public Accounting Firm
      The consolidated financial statements at June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004, have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

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
      There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
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
      At June 30, 2005, we were a co-defendant in approximately 1,000 cases asserting claims on behalf of approximately 9,000 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to the production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.
      In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. In substantially all of the asbestos cases, the plaintiffs either claim damages in excess of a specified amount, typically a minimum amount sufficient to establish jurisdiction of the court in which the case was filed (jurisdictional minimums generally range from $25,000 to $75,000), or do not specify the monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.
      There are only five asbestos cases, involving 22 plaintiffs, that plead specified damages. In each of the five cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In another case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the final case, the plaintiff has alleged compensatory damages in the amount of $0.41 million and punitive damages in the amount of $2.5 million.
      Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases, and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases, the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all, that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.
      Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.

Item 6.	Exhibits
      The following exhibits are included herein:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ Richard P. Elliott

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 10, 2005

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002