Form 10-Q
period 2005-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2005-11-10
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
The registrant meets the condition set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in reduced disclosure format.
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
      Yes ☐   No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
      Yes ☐   No ☑
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2005, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
The Exhibit Index is located on page 28.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated balance sheets — September 30, 2005 and December 31, 2004	3
	Consolidated statements of income — Three months and nine months ended September 30, 2005 and 2004	4
	Consolidated statement of shareholder’s equity — Nine months ended September 30, 2005	5
	Consolidated statements of cash flows — Nine months ended September 30, 2005 and 2004	6
	Notes to consolidated financial statements — September 30, 2005	7
	Report of Independent Registered Public Accounting Firm	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 6.	Exhibits	26

SIGNATURES		27

EXHIBIT INDEX		28
EX-31.1 CEO Certification Pursuant to Section 302
EX-31.2 CFO Certification Pursuant to Section 302
EX-32 Section 906 Certification

PART I. Financial Information

Item 1.	Financial Statements
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$10,046	$6,407
Accounts receivable, less allowances for doubtful accounts of $4,821 at September 30, 2005 and $3,976 at December 31, 2004	171,064	145,475
Inventories	195,170	177,294
Other current assets	18,432	20,655

Total Current Assets	394,712	349,831
Property, Plant and Equipment	236,016	228,494
Less accumulated depreciation	124,660	118,613

	111,356	109,881
Other Assets
Goodwill	82,715	82,565
Net assets held for sale	-0-	1,035
Other	71,343	68,535

	$660,126	$611,847

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$110,697	$108,862
Accrued expenses	69,414	59,745
Current portion of long-term liabilities	4,449	5,812

Total Current Liabilities	184,560	174,419
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	139,300	120,600
Other long-term debt	5,905	4,776
Other postretirement benefits and other long-term liabilities	25,713	27,570

	380,918	362,946
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	30,785	11,314
Accumulated other comprehensive loss	(981)	(1,676)

	94,648	74,482

	$660,126	$611,847

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Amounts in thousands — except per share data)
Net sales	$234,247	$200,875	$691,925	$594,154
Cost of products sold	198,327	169,549	585,543	498,938

Gross profit	35,920	31,326	106,382	95,216
Selling, general and administrative expenses	22,454	19,806	64,277	57,134

Operating income	13,466	11,520	42,105	38,082
Interest expense	7,200	6,510	20,374	18,842

Income before income taxes	6,266	5,010	21,731	19,240
Income taxes	751	949	2,260	2,575

Net income	$5,515	$4,061	$19,471	$16,665

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

	(Dollars in thousands)
Balance at January 1, 2005	$-0-	$64,844	$11,314	$(1,676)	$74,482
Comprehensive income:
Net income			19,471		19,471
Foreign currency translation adjustment				695	695

Comprehensive income					20,166

Balance at September 30, 2005	$-0-	$64,844	$30,785	$(981)	$94,648

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$19,471	$16,665
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	12,843	11,813
Changes in operating assets and liabilities:
Accounts receivable	(14,695)	(41,298)
Inventories and other current assets	(3,845)	(39,142)
Accounts payable and accrued expenses	(4,122)	45,399
Other	(5,691)	(1,881)

Net Cash Provided (Used) by Operating Activities	3,961	(8,444)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(12,405)	(6,394)
Acquisition, net of cash acquired	(7,000)	(9,998)
Proceeds from sale of assets held for sale	1,100	-0-

Net Cash Used by Investing Activities	(18,305)	(16,392)

FINANCING ACTIVITIES
Proceeds from debt, net	17,983	28,623

Net Cash Provided by Financing Activities	17,983	28,623

Increase in Cash and Cash Equivalents	3,639	3,787
Cash and Cash Equivalents at Beginning of Period	6,407	2,191

Cash and Cash Equivalents at End of Period	$10,046	$5,978

Taxes paid	$1,623	$2,191
Interest paid	13,072	13,592
See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
(Amounts in thousands — except share and per share data)
NOTE A — Basis of Presentation
      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE B — Recent Accounting Pronouncements
      In the fourth quarter of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are to be recognized as current-period charges and will require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company’s adoption of SFAS No. 151, effective on July 1, 2005, did not have a material impact on its financial position, results of operations or cash flows.
      The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in October 2004. The Jobs Act provides, among other things, for a tax deduction on qualified domestic production activities and introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of SFAS No. 109 and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is reviewing the implication of the Jobs Act, recently released treasury guidance and the FASB staff positions and does not expect the Jobs Act will have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE C — Acquisitions
      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $483 in a short-term note payable and the assumption of approximately $13,255 of trade liabilities. The acquisition was funded with borrowings under the Company’s bank revolving credit agreement. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included since July 20, 2005. The preliminary tentative allocation of the purchase price has been performed based on the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
assignments of fair values to assets acquired and liabilities assumed. The allocation of the purchase price is as follows:

Cash acquisition price	$7,000
Assets
Accounts receivable	(10,894)
Inventories	(10,606)
Prepaid expenses	(1,201)
Equipment	(407)

Liabilities
Accounts payable	13,255
Accrued expenses	2,370
Note payable	483

Goodwill	$-0-

      The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-	$-0-
Add: Accruals	250	1,335	415	2,000
Less: Payments	(125)	(379)	-0-	(504)

Balance at September 30, 2005	$125	$956	$415	$1,496

      On August 23, 2004, the Company acquired substantially all of the assets of the Automotive Components Group (the “Amcast Components Group”) of Amcast Industrial Corporation. The purchase price was approximately $10,000 in cash and the assumption of approximately $9,000 of operating liabilities. The acquisition was funded with borrowings under the Company’s bank revolving credit facility. The purchase price and the results of operations of Amcast Components Group prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for Amcast Components Group have been included in the Company’s consolidated results since August 23, 2004.
      The final allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The allocation of the purchase price is as follows:

Cash acquisition price	$10,000
Assets
Accounts receivable	(8,948)
Inventories	(2,044)
Property and equipment	(15,499)
Other	(115)

Liabilities
Accounts payable	4,041
Compensation accruals	3,825
Other accruals	8,740

Goodwill	$-0-

      The Company has a plan for integration activities and plant rationalization. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at June 30, 2004	$-0-	$-0-	$-0-	$-0-
Add: Accruals	1,916	100	265	2,281
Less: Payments	295	-0-	2	297

Balance at December 31, 2004	1,621	100	263	1,984
Transfer	-0-	48	(48)	-0-
Less: Payments	1,009	148	102	1,259

Balance at September 30, 2005	$612	$-0-	$113	$725

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
NOTE D — Inventories
      The components of inventory consist of the following:

	September 30,	December 31,
	2005	2004

Finished goods	$135,383	$121,832
Work in process	28,771	27,959
Raw materials and supplies	31,016	27,503

	$195,170	$177,294

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
NOTE E — Pension Plans and Other Postretirement Benefits
      The Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

					Postretirement Benefits
	Pension Benefits

					Three Months		Nine Months
	Three Months		Nine Months		Ended		Ended
	Ended September 30,		Ended September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service costs	$97	$72	$291	$228	$35	$23	$105	$102
Interest costs	796	860	2,388	2,530	348	306	1,044	1,149
Expected return on plan assets	(2,211)	(2,099)	(6,633)	(6,285)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(36)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	41	32	123	97	(17)	(20)	(51)	(60)
Recognized net actuarial (gain) loss	(60)	(48)	(180)	(211)	50	(43)	150	74

Benefit (income) costs	$(1,349)	$(1,195)	$(4,047)	$(3,677)	$416	$266	$1,248	$1,265

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
      Results by business segment were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net sales:
ILS	$137,810	$112,158	$394,212	$343,272
Aluminum products	36,816	35,741	122,800	91,591
Manufactured products	59,621	52,976	174,913	159,291

	$234,247	$200,875	$691,925	$594,154

Income before income taxes:
ILS	$8,200	$6,216	$24,675	$23,694
Aluminum products	1,515	2,235	7,419	6,566
Manufactured products	5,995	5,183	17,757	13,704

	15,710	13,634	49,851	43,964
Corporate costs	(2,244)	(2,114)	(7,746)	(5,882)
Interest expense	(7,200)	(6,510)	(20,374)	(18,842)

	$6,266	$5,010	$21,731	$19,240

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	September 30,	December 31,
	2005	2004

Identifiable assets were as follows:
ILS	$352,661	$297,002
Aluminum products	113,352	105,535
Manufactured products	181,261	163,230
General corporate	12,852	46,080

	$660,126	$611,847

NOTE G — Comprehensive Income
      Total comprehensive income was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$5,515	$4,061	$19,471	$16,665
Foreign currency translation	1,383	1,438	695	1,532

Total comprehensive income	$6,898	$5,499	$20,166	$18,197

      The components of accumulated comprehensive loss at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$(3,857)	$(3,162)
Minimum pension liability	4,838	4,838

	$981	$1,676

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
      The accrued liability balance for severance and exit costs and related cash payments during the nine months ended September 30, 2005 consisted of:

Balance at December 31, 2004	$462
Cash payments	(264)

Balance at September 30, 2005	$198

NOTE I — Accrued Warranty Costs
      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2005	2004

Balance at January 1	$4,281	$5,614
Claims paid during the year	(2,650)	(3,855)
Additional warranties issued during the year	2,250	2,182
Acquired warranty liabilities	-0-	501

Balance at September 30	$3,881	$4,442

NOTE J — Income Taxes
      The effective income tax rate for the nine-month period ended September 30, 2005 was 10% compared to 13% for the corresponding period in 2004. Only foreign and state income taxes were provided for in both periods because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2004, the Company had net operating loss carryforwards of approximately $47,700. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, the tax benefits related to these carryforwards and other deferred tax assets have been reserved as of December 31, 2004.
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
      The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of September 30, 2005 and December 31, 2004, consolidating condensed statements of income for the three months and nine months ended September 30, 2005 and 2004, consolidating condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(47,692)	$36,302	$8,653	$12,783	$10,046
Accounts receivable, net	-0-	144,224	27,014	(174)	171,064
Inventories	-0-	170,869	24,301	-0-	195,170
Other current assets	977	9,360	5,094	3,001	18,432

Total Current Assets	(46,715)	360,755	65,062	15,610	394,712
Investment in subsidiaries	350,774	-0-	-0-	(350,774)	-0-
Inter-company advances	288,937	312,442	6,870	(608,249)	-0-
Property, Plant and Equipment, net	2,436	96,882	12,038	-0-	111,356
Other Assets:
Goodwill	-0-	78,424	4,291	-0-	82,715
Other	45,324	37,849	936	(12,766)	71,343

Total Other Assets	45,324	116,273	5,227	(12,766)	154,058

Total Assets	$640,756	$886,352	$89,197	$(956,179)	$660,126

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$2,291	$96,890	$7,691	$3,825	$110,697
Accrued expenses	17,586	42,950	8,878	-0-	69,414
Current portion of long-term liabilities	-0-	966	1,041	2,442	4,449

Total Current Liabilities	19,877	140,806	17,610	6,267	184,560
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	139,300	-0-	-0-	-0-	139,300
Other long-term debt	-0-	33,839	2,596	(30,530)	5,905
Other postretirement benefits and other long-term liabilities	3,523	22,566	2,505	(2,881)	25,713

Total Long-Term Liabilities	352,823	56,405	5,101	(33,411)	380,918
Inter-company advances	177,172	397,624	22,649	(597,445)	-0-
Shareholder’s Equity	90,884	291,517	43,837	(331,590)	94,648

Total Liabilities and Shareholder’s Equity	$640,756	$886,352	$89,197	$(956,179)	$660,126

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$207,428	$29,498	$(2,679)	$234,247
Cost of sales	-0-	177,017	23,989	(2,679)	198,327

Gross profit	-0-	30,411	5,509	-0-	35,920
Operating Expenses:
Selling, general and administrative expenses	1,258	17,314	3,732	150	22,454

Operating Income (loss)	(1,258)	13,097	1,777	(150)	13,466
Interest expense	(934)	7,524	760	(150)	7,200

Income (loss) before income taxes	(324)	5,573	1,017	-0-	6,266
Income taxes	540	-0-	211	-0-	751

Net income (loss)	$(864)	$5,573	$806	$-0-	$5,515

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$174,874	$29,595	$(3,594)	$200,875
Cost of sales	-0-	149,933	23,210	(3,594)	169,549

Gross profit	-0-	24,941	6,385	-0-	31,326
Operating Expenses:
Selling, general and administrative expenses	1,431	13,524	4,880	(29)	19,806

Operating Income (loss)	(1,431)	11,417	1,505	29	11,520
Interest expense	(704)	8,245	(1,060)	29	6,510

Income (loss) before income taxes	(727)	3,172	2,565	-0-	5,010
Income taxes	300	-0-	649	-0-	949

Net income (loss)	$(1,027)	$3,172	$1,916	$-0-	$4,061

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$613,621	$85,133	$(6,829)	$691,925
Cost of sales	-0-	523,886	68,486	(6,829)	585,543

Gross profit	-0-	89,735	16,647	-0-	106,382
Operating Expenses:
Selling, general and administrative expenses	3,771	49,965	10,091	450	64,277

Operating Income (loss)	(3,771)	39,770	6,556	(450)	42,105
Interest expense	(3,839)	22,833	1,830	(450)	20,374

Income (loss) before income taxes	68	16,937	4,726	-0-	21,731
Income taxes	25	-0-	2,235	-0-	2,260

Net income (loss)	$43	$16,937	$2,491	$-0-	$19,471

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$517,702	$85,775	$(9,323)	$594,154
Cost of sales	-0-	441,287	66,974	(9,323)	498,938

Gross profit	-0-	76,415	18,801	-0-	95,216
Operating Expenses:
Selling, general and administrative expenses	3,636	43,424	10,102	(28)	57,134

Operating Income (loss)	(3,636)	32,991	8,699	28	38,082
Interest expense	(1,621)	19,502	933	28	18,842

Income (loss) before income taxes	(2,015)	13,489	7,766	-0-	19,240
Income taxes	750	-0-	1,825	-0-	2,575

Net income (loss)	$(2,765)	$13,489	$5,941	$-0-	$16,665

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used ) by operations	$(52,663)	$53,194	$3,430	$-0-	$3,961
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(303)	(11,082)	(1,020)	-0-	(12,405)
Acquisition, net of cash acquired	-0-	(5,807)	(1,193)	-0-	(7,000)
Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash used in investing activities	(303)	(15,789)	(2,213)	-0-	(18,305)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	18,700	-0-	585	-0-	19,285
Principal payments on revolving credit and long-term debt	-0-	(1,302)	-0-	-0-	(1,302)

Net cash provided (used ) by financing activities	18,700	(1,302)	585	-0-	17,983

Increase (decrease) in cash and cash equivalents	(34,266)	36,103	1,802	-0-	3,639
Cash and cash equivalents at beginning of period	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of period	$(34,909)	$36,302	$8,653	$-0-	$10,046

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used) by operations	$(52,832)	$36,646	$7,742	$-0-	$(8,444)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(29)	(4,513)	(1,852)	-0-	(6,394)
Acquisition, net of cash acquired	-0-	(9,998)	-0-	-0-	(9,998)

Net cash used in investing activities	(29)	(14,511)	(1,852)	-0-	(16,392)
Cash flows from financing activities:
Proceeds from bank arrangements	29,700	-0-	-0-	-0-	29,700
Principal payments on revolving credit and long-term debt	-0-	(335)	(742)	-0-	(1,077)

Net cash provided (used ) by financing activities	29,700	(335)	(742)	-0-	28,623

Increase (decrease) in cash and cash equivalents	(23,161)	21,800	5,148	-0-	3,787
Cash and cash equivalents at beginning of period	(1,392)	881	2,702	-0-	2,191

Cash and cash equivalents at end of period	$(24,553)	$22,681	$7,850	$-0-	$5,978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder
Park-Ohio Industries, Inc.
      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2005 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, the consolidated statement of shareholder’s equity for the nine-month period ended September 30, 2005 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
November 8, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2005 is not directly comparable to the financial information for the same periods in 2004 primarily due to acquisitions.
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
      Sales growth continued in 2005 at a more sustainable pace than the 30% growth recorded in 2004. Our sales were a record high $691.9 million in the first nine months of 2005, 16% higher than the same period in 2004. This sales growth resulted both from continued growth in the manufacturing economy and from acquisitions. Four of our customer industries in particular experienced significant growth in the first nine months of 2005: heavy-duty truck, steel manufacturing, oil and gas, and aerospace. Approximately half of the sales growth resulted from the acquisitions of Amcast Components Group in August 2004 and PPG in July 2005. In the first nine months of 2005, net income increased 17% compared to the same period in 2004. Earnings were improved by increased sales, overhead efficiencies and continuing cost reductions, particularly in the Manufactured Products segment. Earnings were negatively affected by weakness in the automotive market, substantially increased energy costs, the remaining effects of steel price increases over the past eighteen months and an after-tax charge of $.7 million resulting from the bankruptcy of a customer, Delphi Corporation (“Delphi”). This charge reflected primarily trade accounts receivable from Delphi.
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
      During 2004, we reinforced the long-term availability and attractive pricing of our liquidity, by refinancing both of our major sources of borrowed funds: senior subordinated notes and the bank revolving credit agreement. In November 2004, we sold $210.0 million of 8.375% Senior Subordinated Notes due 2014. We used the net proceeds to fund the tender and early redemption of $199.9 million of 9.25% Senior Subordinated Notes due 2007. We incurred debt extinguishment costs primarily related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $6.0 million associated with the repurchased senior subordinated notes. In December 2004, we amended our bank revolving credit agreement, extending its maturity to six years so that it now expires in December 2010, increasing the credit limit so that we may borrow up to $200.0 million subject to an asset based formula, and providing lower interest rate levels. Borrowings under the bank revolving credit agreement are secured by substantially all our assets. We had approximately $47.3 million of unused borrowing availability at September 30, 2005. Funds provided by operations plus available borrowings under the bank revolving credit agreement are expected to be adequate to meet our cash requirements.
      On July 20, 2005, we completed the acquisition of the assets of PPG for $7.0 million in cash funded with borrowings under the Company’s bank revolving credit agreement, $.5 million in a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. We acquired substantially all of the assets of the Amcast Components Group on August 23, 2004 for $10.0 million cash and the assumption of approximately $9 million of operating liabilities. We acquired the remaining 66% of the common stock of Jamco on April 1, 2004 for cash existing on the balance sheet of Jamco at that date.
Results of Operations

Nine Months 2005 versus Nine Months 2004

Net Sales by Segment:

	Nine Months
	Ended
	September 30,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$394.2	$343.3	$50.9	15%	$14.7
Aluminum products	122.8	91.6	31.2	34%	40.7
Manufactured products	174.9	159.3	15.6	10%	3.5

Consolidated net sales	$691.9	$594.2	$97.7	16%	$58.9

      Net sales increased by 16% in the first nine months of 2005 compared to the same period in 2004. ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range sold to existing customers. Aluminum Products sales increased in the first nine months of 2005 primarily due to sales from manufacturing plants acquired in August 2004 from the Amcast Components Group, partially offset by volume decreases in the automotive industry. Manufactured Products sales increased primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase in Manufactured Products sales, $3.5 million was due to the April 2004 acquisition of the remaining 66% of the common stock of Jamco.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$585.5	$498.9	$86.6	17%

Consolidated gross profit	$106.4	$95.2	$11.2	12%

Gross margin	15.4%	16.0%
      Cost of products sold increased 17% in the first nine months of 2005 compared to the same period in 2004, while gross margin decreased to 15.4% from 16.0% in 2004. ILS gross margin decreased primarily due to steel price increases and changes in product mix. Aluminum Products gross margin decreased primarily due to the addition of the lower-margin Amcast business, product mix and pricing changes and the increased cost of natural gas. Gross margin in the Manufactured Products segment increased, primarily as a result of increased sales and overhead efficiencies achieved in the induction equipment, pipe threading equipment and forging businesses.

Selling, General & Administrative (“SG&A”) Expenses:

	Nine Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$64.3	$57.1	$7.2	13%
SG&A expenses as a percent of sales	9.3%	9.6%
      Consolidated SG&A expenses increased 13% in the first nine months of 2005 compared to the same period in 2004. Approximately $4.3 million of the SG&A increase was due to the acquisitions of Jamco, Amcast Components Group and PPG, while bonus expenses of $1.1 million and a $.7 million charge relating to the Delphi bankruptcy also contributed to the increased SG&A expenses. The remainder of the increase was primarily due to increased sales and production volumes. SG&A expenses as a percent of sales decreased by .3 percentage points. SG&A expenses were reduced in the first nine months 2005 compared to the same period in 2004 by a $.4 million increase in net pension credits, reflecting improved returns on pension plan assets.

Interest Expense:

	Nine Months Ended
	September 30,
				Percent
	2005	2004	Change	Change

Interest expense	$20.4	$18.8	$1.6	9%
Average outstanding borrowings	$358.2	$323.0	$35.2	11%
Average borrowing rate	7.58%	7.78%	(20) basis points
      Interest expense increased $1.6 million in the first nine months of 2005 compared to the same period in 2004, primarily due to higher average debt outstanding, partially offset by lower average interest rates during the first nine months of 2005. The increase in average borrowings resulted primarily from higher working capital requirements and the purchases of Amcast Components Group and PPG in August 2004 and July 2005, respectively. The lower average borrowing rate in the first nine months of 2005 was due primarily to the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the first nine months of 2004. The lower average borrowing rate in the first nine months of 2005 included increased interest rates under our bank revolving credit agreement compared to the first nine months of 2004.

Income Tax:
      Income taxes of $2.3 million were provided in the nine-month period ended September 30, 2005, a 10% effective income tax rate, compared to income taxes of $2.6 million provided in the corresponding period of 2004, a 13% effective income tax rate. In both periods, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes. We have recognized a tax benefit for these loss carryforwards only to the extent that they offset our federal tax provision for the first nine months of 2005.

Third Quarter 2005 versus Third Quarter 2004

Net Sales by Segment:

	Three Months
	Ended
	September 30,				Acquired/
				Percent	(Divested)
	2005	2004	Change	Change	Sales

ILS	$137.8	$112.2	$25.6	23%	$14.7
Aluminum products	36.8	35.7	1.1	3%	3.0
Manufactured products	59.6	53.0	6.6	12%	0.0

Consolidated net sales	$234.2	$200.9	$33.3	17%	$17.7

      Net sales increased 17% in the third quarter of 2005, compared to the same quarter in 2004. Third quarter ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range sold to existing customers. Aluminum Products sales increased in the third quarter of 2005 primarily due to sales from manufacturing plants acquired in August 2004 from the Amcast Components Group, partially offset by volume decreases in the automotive industry. Manufactured Products sales increased primarily in the induction equipment, pipe threading equipment and forging businesses.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated cost of products sold	$198.3	$169.5	$28.8	17%

Consolidated gross profit	$35.9	$31.4	$4.5	14%

Gross margin	15.3%	15.6%
      Cost of products sold increased 17% in the third quarter of 2005 compared to the same quarter in 2004, while gross margin decreased to 15.3% from 15.6% in 2004. ILS gross margin increased primarily due to cost reductions and changes in product mix. Aluminum Products gross margin decreased primarily due to the addition of the lower-margin Amcast business, product mix and pricing changes and the increased cost of natural gas. Sales from the acquired Amcast business generated significantly lower margins than the existing Aluminum Products business. Gross margin in the Manufactured Products segment increased, primarily as a result of slightly higher margins on capital equipment contracts, partially offset by increased natural gas costs.

SG&A Expenses:

	Three Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Consolidated SG&A expenses	$22.4	$19.8	$2.6	13%
SG&A expenses as a percent of sales	9.6%	9.9%
      Consolidated SG&A expenses increased 13% in the third quarter of 2005 compared to the same quarter in 2004 primarily due to a $2.0 million increase from the acquisitions of Amcast Components Group in August 2004 and PPG in July 2005 and a $.7 million charge relating to the Delphi bankruptcy. SG&A expenses as a percent of sales decreased by .3 percentage points. SG&A expenses were reduced in the third quarter of 2005 compared to the same period in 2004 by a $.2 million increase in net pension credits reflecting improved returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	September 30,
				Percent
	2005	2004	Change	Change

Interest expense	$7.2	$6.5	$0.7	11%
Average outstanding borrowings	$360.0	$334.5	$25.5	8%
Average borrowing rate	8.00%	7.78%	22 basis points
      Interest expense increased $.7 million in the second quarter of 2005 compared to the same period in 2004, primarily due to higher average debt outstanding and slightly higher average interest rates during the third quarter of 2005. The increase in average borrowings resulted primarily from higher working capital requirements and the purchases of Amcast Components Group and PPG in August 2004 and July 2005, respectively. The higher average borrowing rate in the third quarter of 2005 was due primarily to the increased interest rates under our bank revolving credit agreement, resulting from increases in interest rates by the Federal Reserve Bank. This increase in interest rates was partially offset by the lower interest rate of 8.375% on our senior subordinated notes sold in November 2004 compared to the 9.25% interest rate on the senior subordinated notes outstanding during the third quarter of 2004.

Income Tax:
      Income taxes of $.8 million were provided in the three-month period ended September 30, 2005, a 12% effective income tax rate, compared to income taxes of $.9 million provided in the corresponding period of 2004, an 18% effective income tax rate. In both periods, these taxes consisted primarily of state and foreign taxes on profitable operations. In neither period did the income tax provision include federal income taxes. At December 31, 2004, our subsidiaries had $47.7 million of net operating loss carryforwards for federal tax purposes.
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
Forward-Looking Statements
      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include, but are not limited to, such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers and suppliers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including our recent acquisition of the assets of PPG; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including without limitation, asbestos claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.
Review By Independent Registered Public Accounting Firm
      The consolidated financial statements at September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

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
      Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.
      There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      At September 30, 2005, we were a co-defendant in approximately 1,100 cases asserting claims on behalf of approximately 10,800 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to the production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ Richard P. Elliott

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 10, 2005

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002