Form 10-Q
period 2006-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2006-05-12
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

      Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes ☐          No ☑

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2006, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

      The Exhibit Index is located on page 26.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005

	(Dollars in thousands)

ASSETS
Current Assets

Cash and cash equivalents	$13,472	$17,868

Accounts receivable, less allowances for doubtful accounts of $4,338 at March 31, 2006 and $5,120 at December 31, 2005	180,714	153,502

Inventories	220,578	190,553

Deferred tax assets	8,627	8,627

Other current assets	19,843	27,753

Total Current Assets	443,234	398,303

Property, Plant and Equipment	247,303	243,367

Less accumulated depreciation	134,817	130,265

	112,486	113,102
Other Assets

Goodwill	85,094	82,703

Other	70,795	70,617

	$711,609	$664,725

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities

Trade accounts payable	$130,951	$115,396

Accrued expenses	69,534	65,184

Current portion of long-term liabilities	4,832	4,161

Total Current Liabilities	205,317	184,741

Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000

Revolving credit	150,900	128,300

Other long-term debt	5,804	6,705

Deferred tax liability	3,176	3,176

Other postretirement benefits and other long-term liabilities	25,314	26,174

	395,194	374,355
Shareholder’s Equity

Common Stock, par value $1 a share	-0-	-0-

Additional paid-in capital	64,844	64,844

Retained earnings	47,878	42,887

Accumulated other comprehensive loss	(1,624)	(2,102)

	111,098	105,629

	$711,609	$664,725

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

	(Amounts in thousands
	except per share data)

Net sales	$260,221	$228,883

Cost of products sold	223,334	193,787

Gross profit	36,887	35,096

Selling, general and administrative expenses	21,453	21,559

Operating income	15,434	13,537

Interest expense	7,370	6,459

Income before income taxes	8,064	7,078

Income taxes	3,073	799

Net income	$4,991	$6,279

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

	(Dollars in thousands)

Balance at January 1, 2006	$-0-	$64,844	$42,887	$(2,102)	$105,629

Comprehensive income:

Net income			4,991		4,991

Foreign currency translation adjustment				478	478

Comprehensive income					5,469

Balance at March 31, 2006	$-0-	$64,844	$47,878	$(1,624)	$111,098

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands)

OPERATING ACTIVITIES

Net income	$4,991	$6,279

Adjustments to reconcile net income to net cash used by operating activities:

Depreciation and amortization	4,780	4,447

Changes in operating assets and liabilities:

Accounts receivable	(26,501)	(22,049)

Inventories and other current assets	(21,492)	(9,509)

Accounts payable and accrued expenses	18,997	613

Other	(952)	(1,000)

Net Cash Used by Operating Activities	(20,177)	(21,219)

INVESTING ACTIVITIES

Purchases of property, plant and equipment, net	(3,370)	(3,559)

Acquisitions, net of cash acquired	(3,219)	-0-

Proceeds from sale of assets held for sale	-0-	1,100

Net Cash Used by Investing Activities	(6,589)	(2,459)

FINANCING ACTIVITIES

Proceeds from debt, net	22,370	19,196

Net Cash Provided by Financing Activities	22,370	19,196

Decrease in Cash and Cash Equivalents	(4,396)	(4,482)

Cash and Cash Equivalents at Beginning of Period	17,868	6,407

Cash and Cash Equivalents at End of Period	$13,472	$1,925

Taxes paid	$1,182	$744

Interest paid	2,236	1,431

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

(Dollar amounts in Thousands — except per share data)

NOTE A — Basis of Presentation

      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Recent Accounting Pronouncements

      The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” in May 2005. The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have any impact on the Company’s results of operations or financial condition.

NOTE C — Acquisitions

      In January 2006, the Company completed the acquisition of all of the shares of Foundry Service GmbH (“Foundry Service”) for approximately $3,219, which resulted in additional goodwill of $2,313. The acquisition was funded with borrowings from foreign subsidiaries of the Company. The acquisition was not deemed significant as defined in Regulation S-X.

      On December 23, 2005, the Company completed the acquisition of the assets of Lectrotherm, Inc. (“Lectrotherm”) for $5,125 in cash. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of Lectrotherm prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The preliminary allocation of the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The allocation of the purchase price is as follows:

Cash acquisition price, less cash acquired	$4,698
Assets

Accounts receivable	(2,640)

Inventories	(954)

Prepaid expenses	(97)

Equipment	(871)

Other assets	(545)
Liabilities

Accrued expenses	409

Goodwill	$-0-

      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $483 in the form of a short-term note payable and the assumption of approximately $13,255 of trade liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included in the Company’s financial statements since July 20, 2005. The preliminary allocation of the purchase price is as follows:

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

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-

Add: Accruals	250	1,750	2,000

Less: Payments	(551)	(594)	(1,145)

Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855

Less: Payments	(43)	(236)	(279)

Transfers	(56)	56	-0-

Balance at March 31, 2006	$-0-	$576	$576

NOTE D — Inventories

      The components of inventory consist of the following:

	March 31,	December 31,
	2006	2005

Finished goods	$139,703	$128,465

Work in process	48,145	32,547

Raw materials and supplies	32,730	29,541

	$220,578	$190,553

NOTE E — Pension Plans and Other Postretirement Benefits

      The components of net periodic benefit cost recognized during interim periods was as follows:

			Postretirement
	Pension Benefits		Benefits

	Three Months
	Ended March 31,

	2006	2005	2006	2005

Service costs	$87	$97	$50	$35

Interest costs	726	796	323	348

Expected return on plan assets	(2,078)	(2,211)	-0-	-0-

Transition obligation	(12)	(12)	-0-	-0-

Amortization of prior service cost	39	41	(16)	(17)

Recognized net actuarial (gain) loss	81	(60)	94	50

Benefit (income) costs	$(1,157)	$(1,349)	$451	$416

NOTE F — Segments

      The Company operates through three segments: Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products. ILS is a supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-effective supply chain

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

management services. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

      Results by business segment were as follows:

	Three Months Ended
	March 31,

	2006	2005

Net sales:

ILS	$150,159	$126,887

Aluminum products	42,702	42,890

Manufactured products	67,360	59,106

	$260,221	$228,883

Income before income taxes:

ILS	$10,422	$8,204

Aluminum products	2,040	2,423

Manufactured products	5,662	5,813

	18,124	16,440

Corporate costs	(2,690)	(2,903)

Interest expense	(7,370)	(6,459)

	$8,064	$7,078

	March 31,	December 31,
	2006	2005

Identifiable assets were as follows:

ILS	$346,563	$323,176

Aluminum products	107,128	101,489

Manufactured products	183,326	169,004

General corporate	74,592	71,056

	$711,609	$664,725

NOTE G — Comprehensive Income

      Total comprehensive income was as follows:

	Three Months Ended
	March 31,

	2006	2005

Net income	$4,991	$6,279

Foreign currency translation	478	329

Total comprehensive income	$5,469	$6,608

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The components of accumulated comprehensive loss at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Foreign currency translation adjustment	$(3,734)	$(3,256)

Minimum pension liability	5,358	5,358

	$1,624	$2,102

NOTE H — Restructuring Activities

      The Company has responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002, 2003 and 2005, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note M to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

      The accrued liability balance for severance and exit costs and related cash payments during the three months ended March 31, 2006 consisted of:

Balance at December 31, 2005	$596

Cash payments	(80)

Balance at March 31, 2006	$516

NOTE I — Accrued Warranty Costs

      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2006	$3,566

Claims paid during the quarter	(915)

Additional warranties issued during the quarter	1,040

Acquired warranty liabilities	164

Balance at March 31, 2006	$3,855

NOTE J — Income Taxes

      In 2006, the Company began recording a quarterly provision for federal income taxes resulting in a total effective income tax rate of approximately 38%, compared to 11% for the corresponding period in 2005. Only foreign and state income taxes were provided for in 2005 because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2005, the Company had net operating loss carryforwards of approximately $41,000, which should preclude the cash payment of federal income taxes in 2006. In the fourth quarter of 2006, if a portion or all of its remaining deferred tax asset will more likely than not be realized, the Company will reverse into income the appropriate portion of its remaining tax valuation allowance of approximately $5,000.

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

      During the first quarter of 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable, primarily euros against the U.S. dollar, for a notional amount of $1,000, which was outstanding at March 31, 2006. These transactions are considered cash flow hedges. The fair market value of these transactions at March 31, 2006 was approximately the notional amount and therefore, no amount has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement.

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

      The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2006 and December 31, 2005, consolidating condensed statements of income for the three months ended March 31, 2006 and 2005, consolidating condensed statements of cash flows for the three months ended March 31, 2006 and 2005 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$(2,167)	$(10,587)	$8,013	$18,213	$13,472

Accounts receivable, net	-0-	154,567	26,147	-0-	180,714

Inventories	-0-	182,869	37,709	-0-	220,578

Other current assets	579	11,616	1,502	6,146	19,843

Deferred tax assets	-0-	-0-	-0-	8,627	8,627

Total Current Assets	(1,588)	338,465	73,371	32,986	443,234

Investment in subsidiaries	372,080	-0-	-0-	(372,080)	-0-

Inter-company advances	295,252	404,668	10,378	(710,298)	-0-

Property, Plant and Equipment, net	2,596	97,344	12,546	-0-	112,486

Other Assets:

Goodwill	-0-	78,424	6,670	-0-	85,094

Other	34,714	37,380	659	(1,958)	70,795

Total Other Assets	34,714	115,804	7,329	(1,958)	155,889

Total Assets	$703,054	$956,281	$103,624	$(1,051,350)	$711,609

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:

Trade accounts payable	$1,077	$111,621	$11,932	$6,321	$130,951

Accrued expenses	11,119	36,036	16,928	5,451	69,534

Current portion of long-term liabilities	-0-	1,009	1,306	2,517	4,832

Total Current Liabilities	12,196	148,666	30,166	14,289	205,317
Long-Term Liabilities, less current portion

8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000

Revolving credit maturing on December 31, 2010	150,900	-0-	-0-	-0-	150,900

Other long-term debt	-0-	34,451	2,322	(30,969)	5,804

Deferred tax liability	-0-	-0-	-0-	3,176	3,176

Other postretirement benefits and other long-term liabilities	3,415	21,468	2,948	(2,517)	25,314

Total Long-Term Liabilities	364,315	55,919	5,270	(30,310)	395,194

Inter-company advances	219,072	463,931	21,941	(704,944)	-0-

Shareholder’s Equity	107,471	287,765	46,247	(330,385)	111,098

Total Liabilities and Shareholder’s Equity	$703,054	$956,281	$103,624	$(1,051,350)	$711,609

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$(11,036)	$626	$11,899	$16,379	$17,868

Accounts receivable, net	-0-	129,302	24,200	-0-	153,502

Inventories	-0-	160,775	29,778	-0-	190,553

Other current assets	464	20,029	1,147	6,113	27,753

Deferred tax assets	-0-	-0-	-0-	8,627	8,627

Total Current Assets	(10,572)	310,732	67,024	31,119	398,303

Investment in subsidiaries	290,802	-0-	-0-	(290,802)	-0-

Inter-company advances	359,963	372,156	8,208	(740,327)	-0-

Property, Plant and Equipment, net	2,536	98,046	12,520	-0-	113,102

Other Assets:

Goodwill	-0-	78,424	4,279	-0-	82,703

Other	34,724	37,530	686	(2,323)	70,617

Total Other Assets	34,724	115,954	4,965	(2,323)	153,320

Total Assets	$677,453	$896,888	$92,717	$(1,002,333)	$664,725

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:

Trade accounts payable	$3,348	$87,666	$9,778	$14,604	$115,396

Accrued expenses	1,643	43,718	14,763	5,060	65,184

Current portion of long-term liabilities	-0-	11,054	590	(7,483)	4,161

Total Current Liabilities	4,991	142,438	25,131	12,181	184,741
Long-Term Liabilities, less current portion

8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000

Revolving credit maturing on December 31, 2010	128,300	-0-	-0-	-0-	128,300

Other long-term debt	-0-	34,533	3,140	(30,968)	6,705

Deferred tax liability	-0-	-0-	-0-	3,176	3,176

Other postretirement benefits and other long-term liabilities	4,115	21,501	3,076	(2,518)	26,174

Total Long-Term Liabilities	342,415	56,034	6,216	(30,310)	374,355

Inter-company advances	227,614	415,558	17,674	(660,846)	-0-

Shareholder’s Equity	102,433	282,858	43,696	(323,358)	105,629

Total Liabilities and Shareholder’s Equity	$677,453	$896,888	$92,717	$(1,002,333)	$664,725

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

Net sales	$-0-	$227,991	$32,230	$-0-	$260,221

Cost of sales	-0-	197,565	25,769	-0-	223,334

Gross profit	-0-	30,426	6,461	-0-	36,887

Operating expenses:

Selling, general and administrative expenses	511	17,282	3,510	150	21,453

Operating income (loss)	(511)	13,144	2,951	(150)	15,434

Interest expense	(1,456)	8,596	380	(150)	7,370

Income (loss) before income taxes	945	4,548	2,571	-0-	8,064

Income taxes	2,131	25	917	-0-	3,073

Net income (loss)	$(1,186)	$4,523	$1,654	$-0-	$4,991

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

Net sales	$-0-	$202,648	$28,652	$(2,417)	$228,883

Cost of sales	-0-	173,497	22,707	(2,417)	193,787

Gross profit	-0-	29,151	5,945	-0-	35,096

Operating expenses:

Selling, general and administrative expenses	2,120	16,132	3,157	150	21,559

Operating income (loss)	(2,120)	13,019	2,788	(150)	13,537

Interest expense	(1,423)	7,497	535	(150)	6,459

Income (loss) before income taxes	(697)	5,522	2,253	-0-	7,078

Income taxes	(661)	-0-	1,460	-0-	799

Net income (loss)	$(36)	$5,522	$793	$-0-	$6,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

Net cash provided (used) by operations	$(11,762)	$(8,051)	$(364)	$-0-	$(20,177)

Cash flows from investing activities:

Acquisitions net of cash acquired	-0-	-0-	(3,219)	-0-	(3,219)

Purchases of property, plant and equipment, net	(135)	(3,034)	(201)	-0-	(3,370)

Net cash provided (used) in investing activities	(135)	(3,034)	(3,420)	-0-	(6,589)

Cash flows from financing activities:

Proceeds from bank arrangements	22,600	-0-	-0-	-0-	22,600

Principal payments on revolving credit and long-term debt	-0-	(128)	(102)	-0-	(230)

Net cash provided (used) by financing activities	22,600	(128)	(102)	-0-	22,370

Increase (decrease) in cash and cash equivalents	10,703	(11,213)	(3,886)	-0-	(4,396)

Cash and cash equivalents at beginning of period	5,343	626	11,899	—	17,868

Cash and cash equivalents at end of period	$16,046	$(10,587)	$8,013	$-0-	$13,472

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)

Net cash provided (used) by operations	$(26,588)	$6,899	$(1,530)	$-0-	$(21,219)

Cash flows from investing activities:

Purchases of property, plant and equipment, net	(48)	(3,265)	(246)	-0-	(3,559)

Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash provided (used) in investing activities	(48)	(2,165)	(246)	-0-	(2,459)

Cash flows from financing activities:

Proceeds from revolving credit arrangements	18,800	-0-	568	-0-	19,368

Principal payments on long-term debt	-0-	(172)	-0-	-0-	(172)

Net cash provided (used) by financing activities	18,800	(172)	568	-0-	19,196

Increase (decrease) in cash and cash equivalents	(7,836)	4,562	(1,208)	-0-	(4,482)

Cash and cash equivalents at beginning of period	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of period	$(8,479)	$4,761	$5,643	$-0-	$1,925

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Park-Ohio Industries, Inc.

      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2006 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of shareholder’s equity for the three-month period ended March 31, 2006. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended, and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

May 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to the reversal of a tax valuation allowance in 2005, debt extinguishment costs and writeoff of deferred financing costs associated with the tender and early redemption during 2004 of our 9.25% senior subordinated notes, restructuring and unusual charges in 2005, and acquisitions and divestitures during 2004, 2005 and 2006.

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

      Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note I to the consolidated financial statements.

      Sales and pretax profitability continued to grow in the first three months of 2006. Net sales increased 14% to $260.2 million, and pretax income grew 14% to $8.1 million. We recorded income tax expense of $3.1 million in the first three months of 2006, resulting in an effective income tax rate of 38%, compared to $.8 million, or an effective income tax rate of 11% in the first three months of 2005. No federal income taxes were expensed in first quarter 2005 due to our deferred tax valuation allowance, of which a portion was reversed at the end of 2005. This resulted in net income of $5.0 million for the first three months of 2006, compared to $6.3 million in the same period of 2005.

      Sales and profitability grew substantially in 2004 and 2005 as a result of new business development, growth in domestic and international manufacturing economies, and acquisitions. Net sales increased 30% and 15% in 2004 and 2005, respectively. We reported net income of $14.5 million in 2004, which grew 118% in 2005 to $31.6 million. 2005 net income was affected by a $7.3 million reversal of our domestic deferred tax asset valuation allowance and $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

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

      We recently made two acquisitions to build on the success of our induction heating and melting systems business. In December 2005, we acquired the assets of Lectrotherm, in Canton, Ohio, for $5.1 million in cash, and in January 2006, we acquired the stock of Foundry Service, in Germany, for $3.2 million in cash. These acquisitions augment our existing, high-margin aftermarket induction business, and increased our presence, revenues and profits in Germany, an important capital equipment market. We funded these acquisitions with borrowings from our revolving credit facility and funds from foreign subsidiaries.

      We acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components, in July 2005, for $7.0 million in cash funded with borrowings from our revolving credit facility, $.5 million in the form of a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded our geographic presence of, our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant service centers.

Results of Operations

Three Months 2006 versus Three Months 2005

Net Sales by Segment:

	Three Months
	Ended March 31,				Acquired/
				Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$150.1	$126.9	$23.2	18%	$14.0

Aluminum products	42.7	42.9	(0.2)	0%	0.0

Manufactured products	67.4	59.1	8.3	14%	5.5

Consolidated net sales	$260.2	$228.9	$31.3	14%	$19.5

      Net sales increased by 14% for the first three months of 2006 compared to the same period of 2005. ILS sales increased primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased slightly in the first three months of 2006 primarily due to volume decreases in the automotive industry. Manufactured Products sales increased in the first three months of 2006 primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase in Manufactured Products sales, $5.5 million was due to the acquisitions of Lectrotherm and Foundry Service, in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended March 31,
				Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$223.3	$193.8	$29.5	15%

Consolidated gross profit	$36.9	$35.1	$1.8	5%

Gross margin	14.2%	15.3%

      Cost of products sold increased 15% in the first three months of 2006 compared to the same period of 2005, while gross margin decreased to 14.2% in the first three months of 2006 from 15.3% in the comparable period of 2005. ILS gross margin increased primarily due to increased volumes and greater recovery of steel price increases. Aluminum Products gross margin decreased primarily due to the increased cost of natural gas and costs related to contracts starting in upcoming quarters. Gross margin in the Manufactured Products segment decreased primarily as a result of losses in the rubber business and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these issues are not expected to depress full-year 2006 gross margin for the Manufactured Products segment.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months
	Ended March 31,
				Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$21.5	$21.6	$(.1)	0%

SG&A percent	8.3%	9.4%

      Consolidated SG&A expenses were essentially flat in the first three months of 2006 compared to the same period of 2005, despite the addition of approximately $1.3 million in SG&A expenses through the acquisitions of PPG, Lectrotherm and Foundry Service. SG&A expenses were negatively affected in the first three months of 2006 compared to the same period of 2005 by a $.2 million decrease in net pension credits reflecting less favorable returns on pension plan assets. SG&A expenses remained flat despite increased sales and production volumes primarily due to cost reductions through restructuring at acquired units, particularly Amcast and PPG. SG&A expenses as a percent of sales decreased by 1.1 percentage points.

Interest Expense:

	Three Months
	Ended March 31,
					Percent
	2006	2005	Change		Change

Interest expense	$7.4	$6.5	$0.9		14%

Average outstanding borrowings	$358.1	$352.3	$5.8		2%

Average borrowing rate	8.23%	7.33%	(90	)basis points

      Interest expense increased in the first three months of 2006 compared to the same period of 2005, primarily due to higher average interest rates and average outstanding borrowings during the first three months of 2006. The increase in average borrowings in the first three months of 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in the first quarter of 2006 was due primarily to increased interest rates under our revolving credit facility compared to the first quarter of 2005, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

      The provision for income taxes was $3.1 million in the three-month period ended March 31, 2006, resulting in a 38% effective income tax rate, compared to income taxes of $.8 million provided in the corresponding period of 2005, for an effective 11% income tax rate. In the first quarter of 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the first three months of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

      In the fourth quarter of 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company determined that it was more likely than not that this portion of the deferred tax asset would be realized. In 2006, the Company began recording a quarterly provision for federal income taxes. Our significant net operating loss carry-forward should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.

      At December 31, 2005, our subsidiaries had $41.0 million of net operating loss carryforwards for federal tax purposes.

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

Forward-Looking Statements

      This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Registered Public Accounting Firm

      The consolidated financial statements at March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $150.9 million at March 31, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the three-month period ended March 31, 2006.

      Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2006, we recorded a favorable foreign currency translation adjustment of $.5 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

      The Company enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2006, $1.0 million of such currency hedge contracts were outstanding.

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

      There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      At March 31, 2006, we were a co-defendant in approximately 380 cases asserting claims on behalf of approximately 10,000 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

      There are only four asbestos cases, involving 21 plaintiffs, that plead specified damages. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the other case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

Item 1A. Risk Factors

      There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5. Other Information

      On May 5, 2006, Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent, entered into a Third Amendment to the Amended and Restated Credit Agreement dated November 5, 2003 (the “Amendment”). The Amendment, among other things, reduces by 50 basis points the pricing applicable to the LIBOR based interest rate effective as of April 1, 2006. The foregoing summary of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 4 hereto and incorporated herein by reference. One of the Company’s directors is an officer of one of the parties to the revolving credit facility.

Item 6. Exhibits

      The following exhibits are included herein:

4	Third Amendment, dated May 5, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended March 31, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ RICHARD P. ELLIOTT

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit

4	Third Amendment, dated May 5, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as Exhibit 4 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended March 31, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002