Form 10-Q
period 2006-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2006-08-11
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
      Yes ☐          No ☑
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2006, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
The Exhibit Index is located on page 29.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$16,201	$17,868
Accounts receivable, less allowances for doubtful accounts of $3,889 at June 30, 2006 and $5,120 at December 31, 2005	187,869	153,502
Inventories	227,536	190,553
Deferred tax assets	8,627	8,627
Other current assets	17,624	27,753

Total Current Assets	457,857	398,303
Property, Plant and Equipment	249,025	243,367
Less accumulated depreciation	139,994	130,265

	109,031	113,102
Other Assets
Goodwill	85,418	82,703
Net assets held for sale	5,186	-0-
Other	70,147	70,617

	$727,639	$664,725

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$135,161	$115,396
Accrued expenses	66,932	65,184
Current portion of long-term liabilities	5,557	4,161

Total Current Liabilities	207,650	184,741
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	157,400	128,300
Other long-term debt	6,116	6,705
Deferred tax liability	3,176	3,176
Other postretirement benefits and other long-term liabilities	24,967	26,174

	401,659	374,355
Shareholder’s Equity
Common Stock, par value $1 a share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	53,005	42,887
Accumulated other comprehensive income (loss)	481	(2,102)

	118,330	105,629

	$727,639	$664,725

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Amounts in thousands)
Net sales	$268,453	$228,795	$528,674	$457,678
Cost of products sold	230,738	193,429	454,072	387,216

Gross profit	37,715	35,366	74,602	70,462
Selling, general and administrative expenses	21,953	20,264	43,406	41,823

Operating income	15,762	15,102	31,196	28,639
Interest expense	7,735	6,715	15,105	13,174

Income before income taxes	8,027	8,387	16,091	15,465
Income taxes	2,900	710	5,973	1,509

Net income	$5,127	$7,677	$10,118	$13,956

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total

	(Dollars in thousands)
Balance at January 1, 2006	$-0-	$64,844	$42,887	$(2,102)	$105,629
Comprehensive income:
Net income			10,118		10,118
Foreign currency translation adjustment				2,583	2,583

Comprehensive income					12,701

Balance at June 30, 2006	$-0-	$64,844	$53,005	$481	$118,330

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2006	2005

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$10,118	$13,956
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,827	8,876
Changes in operating assets and liabilities:
Accounts receivable	(33,655)	(9,181)
Inventories and other current assets	(26,232)	(13,068)
Accounts payable and accrued expenses	20,605	(14,147)
Other	(1,495)	(3,090)

Net Cash Used by Operating Activities	(20,832)	(16,654)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(7,523)	(7,665)
Acquisitions, net of cash acquired	(3,219)	-0-
Proceeds from sale of assets held for sale	-0-	1,100

Net Cash Used by Investing Activities	(10,742)	(6,565)
FINANCING ACTIVITIES
Proceeds from debt, net	29,907	17,476

Net Cash Provided by Financing Activities	29,907	17,476

Decrease in Cash and Cash Equivalents	(1,667)	(5,743)
Cash and Cash Equivalents at Beginning of Period	17,868	6,407

Cash and Cash Equivalents at End of Period	$16,201	$664

Taxes paid	$3,022	$1,334
Interest paid	13,897	11,328
See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
(Amounts in Thousands)
NOTE A — Basis of Presentation
      The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
NOTE B — Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement changes the requirements for the accounting and reporting of a change in accounting principle and is applicable to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impractical to determine the period specific effects or the cumulative effect of the change. The correction of an error by the restatement of previously issued financial statements is also addressed by the statement. The Company adopted this statement effective January 1, 2006 as prescribed and its adoption did not have any impact on the Company’s results of operations or financial condition.
      In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. This interpretation is effective for the Company as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.
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

      On July 20, 2005, the Company completed the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) for $7,000 in cash, $1,346 in the form of a short-term note payable and the assumption of approximately $12,787 of trade liabilities. The acquisition was funded with borrowings under the Company’s revolving credit facility. The purchase price and the results of operations of PPG prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for PPG have been included in the Company’s financial statements since July 20, 2005. The final allocation of the purchase price is as follows:

Cash acquisition price	$7,000
Assets
Accounts receivable	(10,835)
Inventories	(10,909)
Prepaid expenses	(1,201)
Equipment	(407)
Liabilities
Accounts payable	12,783
Accrued expenses	2,270
Note payable	1,299

Goodwill	$-0-

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

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and Adjustments	(43)	(356)	(399)
Transfers	(56)	56	-0-

Balance at June 30, 2006	$-0-	$456	$456

NOTE D — Inventories
      The components of inventory consist of the following:

	June 30,	December 31,
	2006	2005

Finished goods	$154,981	$128,465
Work in process	40,730	32,547
Raw materials and supplies	31,825	29,541

	$227,536	$190,553

NOTE E — Pension Plans and Other Postretirement Benefits
      The components of net periodic benefit cost recognized during the periods indicated were as follows:

	Pension Benefits				Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,

	2006	2005	2006	2005	2006	2005	2006	2005

Service costs	$87	$97	$174	$194	$50	$35	$100	$70
Interest costs	726	796	1,452	1,592	323	348	646	696
Expected return on plan assets	(2,078)	(2,211)	(4,156)	(4,422)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(24)	(24)	-0-	-0-	-0-	-0-
Amortization of prior service cost	39	41	78	82	(16)	(17)	(32)	(34)
Recognized net actuarial (gain) loss	81	(60)	162	(120)	94	50	188	100

Benefit (income) costs	$(1,157)	$(1,349)	$(2,314)	$(2,698)	$451	$416	$902	$832

NOTE F — Segments
      The Company operates through three segments: Integrated Logistics Solutions (“ILS”), Aluminum Products and Manufactured Products. ILS is a leading supply chain logistics provider of production components to large, multinational manufacturing companies, other manufacturers and distributors. In connection with the supply of such production components, ILS provides a variety of value-added, cost-

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
effective supply chain management services. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, heavy-duty truck and construction equipment. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.
      Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net sales:
ILS	$150,338	$129,515	$300,497	$256,402
Aluminum products	44,913	43,094	87,615	85,984
Manufactured products	73,202	56,186	140,562	115,292

	$268,453	$228,795	$528,674	$457,678

Income before income taxes:
ILS	$10,231	$8,271	$20,653	$16,475
Aluminum products	2,396	3,481	4,436	5,904
Manufactured products	6,132	5,949	11,794	11,762

	18,759	17,701	36,883	34,141
Corporate costs	(2,997)	(2,599)	(5,687)	(5,502)
Interest expense	(7,735)	(6,715)	(15,105)	(13,174)

	$8,027	$8,387	$16,091	$15,465

	June 30,	December 31,
	2006	2005

Identifiable assets were as follows:
ILS	$358,662	$323,176
Aluminum products	113,782	101,489
Manufactured products	207,126	169,004
General corporate	48,069	71,056

	$727,639	$664,725

NOTE G — Comprehensive Income
      Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$5,127	$7,677	$10,118	$13,956
Foreign currency translation	2,105	(1,018)	2,583	(689)

Total comprehensive income	$7,232	$6,659	$12,701	$13,267

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The components of accumulated comprehensive income (loss) at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$5,839	$3,256
Minimum pension liability	(5,358)	(5,358)

	$481	$(2,102)

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
      The accrued liability balance for severance and exit costs and related cash payments during the first six months of 2006 consisted of:

Balance at December 31, 2005	$596
Cash payments	(179)

Balance at June 30, 2006	$417

NOTE I — Accrued Warranty Costs
      The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2006	$3,566
Claims paid during the year	(1,246)
Additional warranties issued during the year	1,862
Acquired warranty liabilities	164

Balance at June 30, 2006	$4,346

NOTE J — Financing Arrangements
      On June 9, 2006, Park-Ohio, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent, entered into a Fourth Amendment to the Amended and Restated Credit Agreement dated November 5, 2003, which among other things, increases the availability under the credit facility from $200,000 to $220,000 and increases the availability of letters of credit from $20,000 to $40,000.
NOTE K — Income Taxes
      In 2006, the Company began recording a quarterly provision for federal income taxes resulting in a total effective income tax rate of approximately 37%, compared to 10% for the corresponding period in 2005. Only foreign and state income taxes were provided for in 2005 because federal income taxes were offset by net

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
operating loss carryforwards that were not recognized previously. At December 31, 2005, the Company had net operating loss carryforwards of approximately $41,000, which should preclude the cash payment of federal income taxes in 2006. In the fourth quarter of 2006, if a portion or all of its remaining deferred tax asset will more likely than not be realized, the Company will reverse into income the appropriate portion of its remaining tax valuation allowance of approximately $5,000.
NOTE L — Derivatives and Hedging
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
      During the first half of 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable, primarily euros against the U.S. dollar, for a notional amount of $1,000, of which $545 was outstanding at June 30, 2006. These transactions are considered cash flow hedges. The fair market value of these transactions at June 30, 2006 was approximately $577 and therefore, $32 has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement.
NOTE M — Supplemental Guarantor Information
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
      The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of June 30, 2006 and December 31, 2005, consolidating condensed statements of income for the three months and six months ended June 30, 2006 and 2005, consolidating condensed statements of cash flows for the six months ended June 30, 2006 and 2005 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(21,506)	$11,376	$8,825	$17,506	$16,201
Accounts receivable, net	(300)	161,168	27,001	-0-	187,869
Inventories	-0-	186,735	40,801	-0-	227,536
Other current assets	881	8,732	1,837	6,174	17,624
Deferred tax assets	-0-	-0-	-0-	8,627	8,627

Total Current Assets	(20,925)	368,011	78,464	32,307	457,857
Investment in subsidiaries	379,877	12,110	(12,110)	(379,877)	-0-
Inter-company advances	307,543	429,080	3,490	(740,113)	-0-
Property, Plant and Equipment, net	2,510	97,049	12,610	(3,138)	109,031
Other Assets:
Goodwill	-0-	78,424	6,994	-0-	85,418
Net assets held for sale	-0-	-0-	-0-	5,186	5,186
Other	34,178	37,335	682	(2,048)	70,147

Total Other Assets	34,178	115,759	7,676	3,138	160,751

Total Assets	$703,183	$1,022,009	$90,130	$(1,087,683)	$727,639

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,395	$103,638	$12,775	$15,353	$135,161
Accrued expenses	5,791	36,768	18,922	5,451	66,932
Current portion of long-term liabilities	-0-	1,035	2,005	2,517	5,557

Total Current Liabilities	9,186	141,441	33,702	23,321	207,650
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	157,400	-0-	-0-	-0-	157,400
Other long-term debt	-0-	34,326	2,758	(30,968)	6,116
Deferred tax liability	-0-	-0-	-0-	3,176	3,176
Other postretirement benefits and other long-term liabilities	3,435	21,520	2,529	(2,517)	24,967

Total Long-Term Liabilities	370,835	55,846	5,287	(30,309)	401,659
Inter-company advances	210,588	517,013	14,653	(742,254)	-0-
Shareholder’s Equity	112,574	307,709	36,488	(338,441)	118,330

Total Liabilities and Shareholder’s Equity	$703,183	$1,022,009	$90,130	$(1,087,683)	$727,639

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$236,691	$31,762	-0-	$268,453
Cost of sales	-0-	206,736	24,002	-0-	230,738

Gross profit	-0-	29,955	7,760	-0-	37,715
Operating Expenses:
Selling, general and administrative expenses	836	16,997	3,970	150	21,953

Operating Income (loss)	(836)	12,958	3,790	(150)	15,762
Interest expense	(1,656)	9,023	518	(150)	7,735

Income before income taxes	820	3,935	3,272	-0-	8,027
Income taxes	1,498	-0-	1,402	-0-	2,900

Net income (loss)	$(678)	$3,935	$1,870	$-0-	$5,127

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$203,545	$26,984	$(1,734)	$228,795
Cost of sales	-0-	173,373	21,790	(1,734)	193,429

Gross profit	-0-	30,172	5,194	-0-	35,366
Operating Expenses:
Selling, general and administrative expenses	392	16,520	3,202	150	20,264

Operating Income (loss)	(392)	13,652	1,992	(150)	15,102
Interest expense	(1,482)	7,811	536	(150)	6,715

Income before income taxes	1,090	5,841	1,456	-0-	8,387
Income taxes	146	-0-	564	-0-	710

Net income	$944	$5,841	$892	$-0-	$7,677

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$464,682	$63,992	-0-	$528,674
Cost of sales	-0-	404,302	49,770	-0-	454,072

Gross profit	-0-	60,380	14,222	-0-	74,602
Operating Expenses:
Selling, general and administrative expenses	1,345	34,282	7,479	300	43,406

Operating Income (loss)	(1,345)	26,098	6,743	(300)	31,196
Interest expense	(3,113)	17,619	899	(300)	15,105

Income before income taxes	1,768	8,479	5,844	-0-	16,091
Income taxes	3,629	25	2,319	-0-	5,973

Net income (loss)	$(1,861)	$8,454	$3,525	$-0-	$10,118

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$-0-	$406,194	$55,635	$(4,151)	$457,678
Cost of sales	-0-	346,870	44,497	(4,151)	387,216

Gross profit	-0-	59,324	11,138	-0-	70,462
Operating Expenses:
Selling, general and administrative expenses	2,513	32,652	6,358	300	41,823

Operating Income (loss)	(2,513)	26,672	4,780	(300)	28,639
Interest expense	(2,906)	15,308	1,072	(300)	13,174

Income before income taxes	393	11,364	3,708	-0-	15,465
Income taxes	(515)	-0-	2,024	-0-	1,509

Net income	$908	$11,364	$1,684	$-0-	$13,956

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used) by operations	$(38,311)	$17,436	$43	$-0-	$(20,832)
Cash flows from investing activities:
Acquisitions, net of cash acquired	-0-	-0-	(3,219)	-0-	(3,219)
Purchases of property, plant and equipment, net	(132)	(6,460)	(931)	-0-	(7,523)

Net cash provided (used) in investing activities	(132)	(6,460)	(4,150)	-0-	(10,742)
Cash flows from financing activities:
Proceeds from bank arrangements	29,100	-0-	1,033	-0-	30,133
Principal payments on revolving credit and long-term debt	-0-	(226)	-0-	-0-	(226)

Net cash provided (used) by financing activities	29,100	(226)	1,033	-0-	29,907

Increase (decrease) in cash and cash equivalents	(9,343)	10,750	(3,074)	-0-	(1,667)
Cash and cash equivalents at beginning of period	5,343	626	11,899	—	17,868

Cash and cash equivalents at end of period	$(4,000)	$11,376	$8,825	$-0-	$16,201

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided (used) by operations	$(45,135)	$29,496	$(1,015)	$-0-	$(16,654)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(203)	(6,335)	(1,127)	-0-	(7,665)
Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash provided (used) in investing activities	(203)	(5,235)	(1,127)	-0-	(6,565)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	15,000	-0-	2,701	-0-	17,701
Principal payments on revolving credit and long-term debt	-0-	(225)	-0-	-0-	(225)

Net cash provided (used) by financing activities	15,000	(225)	2,701	-0-	17,476

Increase (decrease) in cash and cash equivalents	(30,338)	24,036	559	-0-	(5,743)
Cash and cash equivalents at beginning of period	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of period	$(30,981)	$24,235	$7,410	$-0-	$664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder
Park-Ohio Industries, Inc.
      We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2006 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statement of shareholder’s equity for the six-month period ended June 30, 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended, not presented herein, and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Cleveland, Ohio
August 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and six-month periods ended June 30, 2006 is not directly comparable to the financial information for the same periods in 2005 primarily due to acquisitions.
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
      Sales and pre-tax profitability continued to grow substantially in the first six months of 2006. Net sales increased 16%, to $528.7 million, and pre-tax income grew 4% to $16.1 million. We recorded income tax expense of $6.0 million in the first six months of 2006, an effective income tax rate of 37%, compared to $1.5 million, or an effective income tax rate of 10% in the first six months of 2005. No federal income taxes were expensed in the first half of 2005 due to our deferred tax valuation allowance, of which a portion was reversed at the end of 2005. This resulted in net income of $10.1 million for the first six months of 2006, compared to $14.0 million in the same period of 2005.
      Sales and profitability grew substantially in 2004 and 2005 as result of new business development, growth in domestic and international manufacturing economies, and acquisitions. Net sales increased 30% and 15% in 2004 and 2005, respectively. We reported net income of $14.5 million in 2004, which grew 118% in 2005 to $31.6 million. 2005 net income was affected by a $7.3 million reversal of our domestic deferred tax asset valuation allowance and $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).
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
      We recently made two acquisitions to build on the success of our induction heating and melting systems business. In December 2005, we acquired the assets of Lectrotherm, in Canton, Ohio, for $5.1 million in cash, and in January 2006 we acquired the stock of Foundry Service, in Germany, for $3.2 million in cash. These acquisitions augment our existing, high-margin aftermarket induction business, and increased our presence, revenues and profits in Germany, an important capital equipment market. We funded these acquisitions with borrowings from our revolving credit facilities and funds from foreign subsidiaries.
      We acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components, in July 2005, for $7.0 million in cash funded with borrowings from our revolving credit facility, $1.3 million in the form of a short-term note payable and the assumption of approximately $12.8 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded the geographic presence of, our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant service centers.
Results of Operations

Six Months 2006 versus Six Months 2005

Net Sales by Segment:

	Six Months
	Ended June 30,				Acquired/
				Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$300.5	$256.4	$44.1	17%	$28.0
Aluminum products	87.6	86.0	1.6	2%	0.0
Manufactured products	140.6	115.3	25.3	22%	11.4

Consolidated net sales	$528.7	$457.7	$71.0	16%	$39.4

      Net sales increased by 16% in the first six months of 2006 compared to the same period in 2005. ILS sales increased 17% primarily due to the July 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 2% primarily due to passed-through aluminum cost increases. Manufactured Products sales increased 22% primarily in the induction, pipe threading equipment, rubber and forging businesses. Of this increase, $11.4 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended June 30,
				Percent
	2006	2004	Change	Change

Consolidated cost of products sold	$454.1	$387.2	$66.9	17%

Consolidated gross profit	$74.6	$70.5	$4.1	6%

Gross margin	14.1%	15.4%
      Cost of products sold increased 17% in the first six months of 2006 compared to the same period in 2005, while gross margin decreased to 14.1% in the first six months of 2006 from 15.4% in the same period in 2005.
      ILS gross margin increased primarily due to increased volumes and greater recovery of steel cost increases. Aluminum Products gross margin decreased primarily due to product mix and pricing changes, plus the cost of preparations for new contracts that will start production in the fourth quarter of 2006. Gross margin in the Manufactured Products segment decreased primarily as a result of operational issues in the Company’s rubber products business, and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin for the Manufactured Products segment.

Selling, General & Administrative (“SG&A”) Expenses:

	Six Months
	Ended June 30,
				Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$43.4	$41.8	$1.6	4%
SG&A percent	8.2%	9.1%
      Consolidated SG&A expenses increased 4% in the first six months of 2006 compared to the same period in 2005, representing a .9% reduction in SG&A as a percent of sales. SG&A increased approximately $2.6 million due to the acquisitions of PPG, Lectrotherm and Foundry Services. SG&A expenses were increased in the first six months 2006 compared to 2005 by a $.4 million decrease in net pension credits reflecting reduced returns on pension plan assets.

Interest Expense:

	Six Months
	Ended June 30,
					Percent
	2006	2005	Change		Change

Interest expense	$15.1	$13.2	$1.9		14%
Average outstanding borrowings	$368.6	$356.8	$11.8		3%
Average borrowing rate	8.20%	7.39%	81	basis points
      Interest expense increased $1.9 million in the first six months of 2006 compared to the same period of 2005, primarily due to higher average interest rates and average outstanding borrowings during the first six months of 2006. The increase in average borrowings in the first six months of 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in the first six months of 2006 was due primarily to increased interest rates under our revolving credit facility compared to the same period of 2005, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:
      The provision for income taxes was $6.0 million in the six-month period ended June 30, 2006, a 37% effective income tax rate, compared to income taxes of $1.5 million provided in the corresponding period of 2005, a 10% effective income tax rate. In the first six months of 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the first six months of 2006 included state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.
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

Second Quarter 2006 versus Second Quarter 2005

Net Sales by Segment:

	Three Months
	Ended June 30,				Acquired/
				Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$150.3	$129.5	$20.8	16%	$14.1
Aluminum products	44.9	43.1	1.8	4%	0.0
Manufactured products	73.2	56.2	17.0	30%	5.8

Consolidated net sales	$268.4	$228.8	$39.6	17%	$19.9

      Net sales increased 17% in the second quarter of 2006 compared to the same quarter in 2005. ILS sales increased 16% primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 4% primarily due to passed-through aluminum cost increases. Manufactured Products sales increased 30% primarily in the induction, pipe threading equipment, rubber and forging businesses. Of this increase, $5.8 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business, in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended June 30,
				Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$230.7	$193.4	$37.3	19%

Consolidated gross profit	$37.7	$35.4	$2.3	6%

Gross margin	14.0%	15.5%
      Cost of products sold increased 19% in the second quarter of 2006 compared to the same quarter in 2005, while gross margin decreased to 14.0% in the second quarter of 2006 from 15.5% in the same quarter of 2005.
      ILS gross margin increased primarily due to increased volumes and greater recovery of steel cost increases. Aluminum Products gross margin decreased primarily due to product mix and pricing changes, plus the cost of preparations for new contracts that will start production in the fourth quarter of 2006. Gross margin in the Manufactured Products segment decreased primarily as a result of operational issues in the Company’s rubber products business, and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin for the Manufactured Products segment.

SG&A Expenses:

	Three Months
	Ended June 30,
				Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$22.0	$20.3	$1.7	8%
SG&A percent	8.2%	8.9%
      Consolidated SG&A expenses increased 8% in the second quarter of 2006 compared to the same quarter in 2005, representing a .7% reduction in SG&A as a percent of sales. SG&A increased approximately $1.2 million due to the acquisitions of PPG, Lectrotherm and Foundry Services. SG&A expenses were increased in the second quarter of 2006 compared to 2005 by a $.2 million decrease in net pension credits reflecting reduced returns on pension plan assets.

Interest Expense:

	Three Months
	Ended June 30,
					Percent
	2006	2005	Change		Change

Interest expense	$7.7	$6.7	$1.0		15%
Average outstanding borrowings	$379.3	$361.4	$17.9		5%
Average borrowing rate	8.16%	7.43%	73	basis points
      Interest expense increased $1.0 million in the second quarter of 2006 compared to the same period of 2005, primarily due to higher average interest rates and average outstanding borrowings during the second quarter of 2006. The increase in average borrowings in the second quarter of 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in the second quarter of 2006 was due primarily to increased interest rates under our revolving credit facility compared to the same quarter of 2005, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:
      The provision for income taxes was $2.9 million in the three-month period ended June 30, 2006, a 36% effective income tax rate, compared to income taxes of $0.7 million provided in the corresponding period of 2005, an effective 8% income tax rate. In the second quarter of 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the second quarter of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.
Seasonality; Variability of Operating Results
      Our results of operations are typically stronger in the first six months than the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and due to holidays in the fourth quarter.
      The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment businesses that are included in the Manufactured Products segment, which typically ship a few large systems per year.
Forward-Looking Statements
      This quarterly report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.
Review By Registered Public Accounting Firm
      The consolidated financial statements at June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 have been reviewed, prior to filing, by Ernst & Young LLP, our registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $157.4 million at June 30, 2006. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.8 million during the six-month period ended June 30, 2006.
      Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2006, we recorded a favorable foreign currency translation adjustment of $2.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
      The Company enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2006, $.5 million of such currency hedge contracts were outstanding.

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
      There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      At June 30, 2006, we were a co-defendant in approximately 380 cases asserting claims on behalf of approximately 10,000 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.
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

Item 6.	Exhibits
      The following exhibits are included herein:

4	Fourth Amendment, dated June 9, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 14, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 11, 2006

PARK-OHIO INDUSTRIES, INC.

(Registrant)

By	/s/ Richard P. Elliott

Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit

4	Fourth Amendment, dated June 9, 2006, to the Amended and Restated Credit Agreement, dated November 5, 2003, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 14, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Park-Ohio Holdings Corp. Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002