Form 10-Q
period 2006-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2006-11-14
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes ☐ No ☑

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2006, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
The Exhibit Index is located on page 29.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$16,647	$17,868
Accounts receivable, less allowances for doubtful accounts of $3,885 at September 30, 2006 and $5,120 at December 31, 2005	184,359	153,502
Inventories	219,926	190,553
Deferred tax assets	8,627	8,627
Other current assets	38,783	27,753

Total Current Assets	468,342	398,303
Property, Plant and Equipment	251,682	243,367
Less accumulated depreciation	142,872	130,265

	108,810	113,102
Other Assets
Goodwill	85,389	82,703
Net assets held for sale	5,018	-0-
Other	67,266	70,617

	$734,825	$664,725

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$136,650	$115,396
Accrued expenses	75,300	65,184
Current portion of long-term liabilities	4,520	4,161

Total Current Liabilities	216,470	184,741
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	152,700	128,300
Other long-term debt	5,439	6,705
Deferred tax liability	3,176	3,176
Other postretirement benefits and other long-term liabilities	24,598	26,174

	395,913	374,355
Shareholder’s Equity
Common stock, par value $1 a share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	57,018	42,887
Accumulated other comprehensive income (loss)	580	(2,102)

	122,442	105,629

	$734,825	$664,725

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands)

Net sales	$257,167	$234,247	$785,841	$691,925
Cost of products sold	220,967	198,327	675,039	585,543

Gross profit	36,200	35,920	110,802	106,382
Selling, general and administrative expenses	22,138	22,454	65,544	64,277

Operating income	14,062	13,466	45,258	42,105
Interest expense	8,065	7,200	23,170	20,374

Income before income taxes	5,997	6,266	22,088	21,731
Income taxes	1,984	751	7,957	2,260

Net income	$4,013	$5,515	$14,131	$19,471

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2006	$-0-	$64,844	$42,887	$(2,102)	$105,629
Comprehensive income:
Net income			14,131		14,131
Foreign currency translation adjustment				2,682	2,682

Comprehensive income					16,813

Balance at September 30, 2006	$-0-	$64,844	$57,018	$580	$122,442

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$14,131	$19,471
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	14,097	12,843
Changes in operating assets and liabilities:
Accounts receivable	(30,145)	(14,695)
Inventories and other current assets	(39,782)	(3,845)
Accounts payable and accrued expenses	30,462	(4,122)
Other	(2,335)	(5,691)

Net Cash (Used) Provided by Operating Activities	(13,572)	3,961
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(7,923)	(12,405)
Acquisitions, net of cash acquired	(3,219)	(7,000)
Proceeds from sale of assets held for sale	-0-	1,100

Net Cash Used by Investing Activities	(11,142)	(18,305)
FINANCING ACTIVITIES
Proceeds from debt, net	23,493	17,983

Net Cash Provided by Financing Activities	23,493	17,983

(Decrease)/Increase in Cash and Cash Equivalents	(1,221)	3,639
Cash and Cash Equivalents at Beginning of Period	17,868	6,407

Cash and Cash Equivalents at End of Period	$16,647	$10,046

Taxes paid	$3,927	$1,623
Interest paid	17,046	13,072

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006
(Amounts in thousands)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS No. 158 requires the Company to measure the funded status of a plan as of the date of its fiscal year end. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for the Company in 2007. The requirement to measure plan assets and benefit obligations is effective for the Company in 2008. The Company currently uses December 31 to measure the funded status of its plans. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE C — Acquisitions

In January 2006, the Company completed the acquisition of all of the capital stock of Foundry Service GmbH (“Foundry Service”) for approximately $3,219, which resulted in additional goodwill of $2,313. The acquisition was funded with borrowings from foreign subsidiaries of the Company. The acquisition was not deemed significant as defined in Regulation S-X.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and Adjustments	(43)	(406)	(449)
Transfers	(56)	56	-0-

Balance at September 30, 2006	$-0-	$406	$406

NOTE D — Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2006	2005

Finished goods	$144,948	$128,465
Work in process	39,281	32,547
Raw materials and supplies	35,697	29,541

	$219,926	$190,553

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during the periods indicated were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service costs	$87	$97	$261	$291	$50	$35	$150	$105
Interest costs	726	796	2,178	2,388	323	348	969	1,044
Expected return on plan assets	(2,078)	(2,211)	(6,234)	(6,633)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(12)	(36)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	39	41	117	123	(16)	(17)	(48)	(51)
Recognized net actuarial (gain) loss	81	(60)	243	(180)	94	50	282	150

Benefit (income) costs	$(1,157)	$(1,349)	$(3,471)	$(4,047)	$451	$416	$1,353	$1,248

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales:
ILS	$149,133	$137,810	$449,630	$394,212
Aluminum products	33,274	36,816	120,889	122,800
Manufactured products	74,760	59,621	215,322	174,913

	$257,167	$234,247	$785,841	$691,925

Income before income taxes:
ILS	$8,796	$8,200	$29,449	$24,675
Aluminum products	(118)	1,515	4,318	7,419
Manufactured products	8,148	5,995	19,942	17,757

	16,826	15,710	53,709	49,851
Corporate costs	(2,764)	(2,244)	(8,451)	(7,746)
Interest expense	(8,065)	(7,200)	(23,170)	(20,374)

	$5,997	$6,266	$22,088	$21,731

	September 30,	December 31,
	2006	2005

Identifiable assets were as follows:
ILS	$373,155	$323,176
Aluminum products	108,723	101,489
Manufactured products	218,152	169,004
General corporate	34,795	71,056

	$734,825	$664,725

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE G — Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$4,013	$5,515	$14,131	$19,471
Foreign currency translation	99	1,383	2,682	695

Total comprehensive income	$4,112	$6,898	$16,813	$20,166

The components of accumulated comprehensive income (loss) at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$5,938	$3,256
Minimum pension liability	(5,358)	(5,358)

	$580	$(2,102)

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

The accrued liability balance for severance and exit costs and related cash payments during the first nine months of 2006 consisted of:

Balance at December 31, 2005	$596
Cash payments	(248)

Balance at September 30, 2006	$348

NOTE I — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2006	$3,566
Claims paid during the year	(1,967)
Additional warranties issued during the year	2,209
Acquired warranty liabilities	164

Balance at September 30, 2006	$3,972

NOTE J — Financing Arrangements

On October 18, 2006, Park-Ohio, the other loan parties thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent, entered into a Fifth Amendment to the Amended and

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Restated Credit Agreement dated November 5, 2003, which, among other things, increases the availability under the credit facility from $200,000 to $230,000.

NOTE K — Income Taxes

In 2006, the Company began recording a quarterly provision for federal income taxes resulting in a total effective income tax rate of approximately 36%, compared to 10% for 2005. Only foreign and state income taxes were provided for in 2005 because federal income taxes were offset by net operating loss carryforwards that were not recognized previously. At December 31, 2005, the Company had net operating loss carryforwards of approximately $41,000, which should preclude the cash payment of federal income taxes in 2006. In the fourth quarter of 2006, if a portion or all of its remaining deferred tax asset will more likely than not be realized, the Company will reverse into income the appropriate portion of its remaining tax valuation allowance of approximately $5,000.

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

During the first nine months of 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable, primarily euros against the U.S. dollar, for a notional amount of $1,000, of which $434 was outstanding at September 30, 2006. These transactions are considered cash flow hedges. The fair market value of these transactions at September 30, 2006 was approximately $438 and therefore, $4 has been recognized in other comprehensive income (loss). Because there is no ineffectiveness on the cash flow hedges, all changes in fair value of these derivatives are recorded in equity and not included in the current period’s income statement.

NOTE M — Subsequent Event

On October 18, 2006, the Company acquired 100 percent of the outstanding capital stock of NABS, Inc. (“NABS”) for $21 million in cash. NABS is an international supply chain manager of production components providing services to high technology companies in the computer, electronics and consumer products industries. The acquisition was funded with borrowings under the Company’s revolving credit facility.

NOTE N — Supplemental Guarantor Information

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of September 30, 2006 and December 31, 2005, consolidating condensed statements of operations for the three months and nine months ended September 30, 2006 and 2005, consolidating condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(41,314)	$27,377	$10,347	$20,237	$16,647
Accounts receivable, net	(300)	161,203	23,456	-0-	184,359
Inventories	-0-	188,476	31,450	-0-	219,926
Other current assets	4,685	16,124	10,694	15,907	47,410

Total Current Assets	(36,929)	393,180	75,947	36,144	468,342
Investment in subsidiaries	384,850	12,141	(12,141)	(384,850)	-0-
Inter-company advances	322,179	469,610	1,761	(793,550)	-0-
Property, Plant and Equipment, net	1,037	93,267	14,506	-0-	108,810
Other Assets:
Goodwill	-0-	78,424	6,965	-0-	85,389
Other	34,543	37,251	490	-0-	72,284

Total Other Assets	34,543	115,675	7,455	-0-	157,673

Total Assets	$705,680	$1,083,873	$87,528	$(1,142,256)	$734,825

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$1,844	$101,534	$11,029	$22,243	$136,650
Accrued expenses	16,630	38,971	14,247	5,452	75,300
Current portion of long-term liabilities	-0-	533	1,470	2,517	4,520

Total Current Liabilities	18,474	141,038	26,746	30,212	216,470
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	152,700	-0-	-0-	-0-	152,700
Other long-term debt	-0-	3,233	2,206	-0-	5,439
Other postretirement benefits and other long-term liabilities	2,958	52,667	2,458	(30,309)	27,774

Total Long-Term Liabilities	365,658	55,900	4,664	(30,309)	395,913
Inter-company advances	204,932	575,015	15,703	(795,650)	-0-
Shareholder’s Equity	116,616	311,920	40,415	(346,509)	122,442

Total Liabilities and Shareholder’s Equity	$705,680	$1,083,873	$87,528	$(1,142,256)	$734,825

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$224,581	$32,586	$-0-	$257,167
Cost of sales	-0-	194,454	26,513	-0-	220,967

Gross profit	-0-	30,127	6,073	-0-	36,200
Operating Expenses:
Selling, general and administrative expenses	5,630	16,833	2,981	(3,306)	22,138

Operating Income (loss)	(5,630)	13,294	3,092	3,306	14,062
Interest expense	(895)	8,717	393	(150)	8,065

Income (loss) before income taxes	(4,735)	4,577	2,699	3,456	5,997
Income taxes	1,126	-0-	858	-0-	1,984

Net income (loss)	$(5,861)	$4,577	$1,841	$3,456	$4,013

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$207,428	$29,498	$(2,679)	$234,247
Cost of sales	-0-	177,017	23,989	(2,679)	198,327

Gross profit	-0-	30,411	5,509	-0-	35,920
Operating Expenses:
Selling, general and administrative expenses	1,258	17,314	3,732	150	22,454

Operating Income (loss)	(1,258)	13,097	1,777	(150)	13,466
Interest expense	(934)	7,524	760	(150)	7,200

Income (loss) before income taxes	(324)	5,573	1,017	-0-	6,266
Income taxes	540	-0-	211	-0-	751

Net income (loss)	$(864)	$5,573	$806	$-0-	$5,515

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$689,263	$96,578	$-0-	$785,841
Cost of sales	-0-	598,756	76,283	-0-	675,039

Gross profit	-0-	90,507	20,295	-0-	110,802
Operating Expenses:
Selling, general and administrative expenses	6,975	51,115	10,460	(3,006)	65,544

Operating Income (loss)	(6,975)	39,392	9,835	3,006	45,258
Interest expense	(4,008)	26,336	1,292	(450)	23,170

Income (loss) before income taxes	(2,967)	13,056	8,543	3,456	22,088
Income taxes	4,756	25	3,176	-0-	7,957

Net income (loss)	$(7,723)	$13,031	$5,367	$3,456	$14,131

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$613,621	$85,133	$(6,829)	$691,925
Cost of sales	-0-	523,886	68,486	(6,829)	585,543

Gross profit	-0-	89,735	16,647	-0-	106,382
Operating Expenses:
Selling, general and administrative expenses	3,771	49,965	10,091	450	64,277

Operating Income (loss)	(3,771)	39,770	6,556	(450)	42,105
Interest expense	(3,839)	22,833	1,830	(450)	20,374

Income (loss) before income taxes	68	16,937	4,726	-0-	21,731
Income taxes	25	-0-	2,235	-0-	2,260

Net income (loss)	$43	$16,937	$2,491	$-0-	$19,471

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used ) by operations	$(52,092)	$33,659	$4,861	$-0-	$(13,572)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	1,272	(6,055)	(3,140)	-0-	(7,923)
Acquisition, net of cash acquired	-0-	-0-	(3,219)	-0-	(3,219)

Net cash provided (used) in investing activities	1,272	(6,055)	(6,359)	-0-	(11,142)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	24,400	-0-	-0-	-0-	24,400
Principal payments on long-term debt	-0-	(853)	(54)	-0-	(907)

Net cash provided (used ) by financing activities	24,400	(853)	(54)	-0-	23,493

Increase (decrease) in cash and cash equivalents	(26,420)	26,751	(1,552)	-0-	(1,221)
Cash and cash equivalents at beginning of period	5,343	626	11,899	-0-	17,868

Cash and cash equivalents at end of period	$(21,077)	$27,377	$10,347	$-0-	$16,647

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used ) by operations	$(52,663)	$53,194	$3,430	$-0-	$3,961
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(303)	(11,082)	(1,020)	-0-	(12,405)
Acquisition, net of cash acquired	-0-	(5,807)	(1,193)	-0-	(7,000)
Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash used in investing activities	(303)	(15,789)	(2,213)	-0-	(18,305)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	18,700	-0-	585	-0-	19,285
Principal payments on long-term debt	-0-	(1,302)	-0-	-0-	(1,302)

Net cash provided (used) by financing activities	18,700	(1,302)	585	-0-	17,983

Increase (decrease) in cash and cash equivalents	(34,266)	36,103	1,802	-0-	3,639
Cash and cash equivalents at beginning of period	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of period	$(34,909)	$36,302	$8,653	$-0-	$10,046

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2006 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statement of shareholder’s equity for the nine-month period ended September 30, 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
November 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2006 is not directly comparable to the financial information for the same periods in 2005 primarily due to acquisitions.

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

Sales grew substantially in the first nine months of 2006. Net sales increased to $785.8 million, an increase of 14%, compared to the first nine months of 2005. Pre-tax income grew slightly to $22.1 million. Sales and profitability growth were reduced in the third quarter of 2006 in all three segments (particularly Aluminum Products) by automobile and light truck market cutbacks, which are expected to continue in the fourth quarter. We recorded income tax expense of $8.0 million in the first nine months of 2006, an effective income tax rate of 36%, compared to $2.3 million, or an effective income tax rate of 10% in the first nine months of 2005. No federal income taxes were expensed in 2005 due to our deferred tax valuation allowance, of which a portion was reversed at the end of 2005. This resulted in net income of $14.1 million for the first nine months of 2006, compared to $19.5 million in the same period of 2005.

We recently made two acquisitions to build on the success of our Integrated Logistics Solutions long-term supply chain management business. We acquired all of the capital stock of NABS for $21.0 million in cash funded with borrowings under our revolving credit facility, in October 2006. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 14 international operations in China, India, Taiwan, Singapore, Ireland, Hungary, Scotland and Mexico plus five locations in the United States. In July 2005, we acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components, for $7.0 million in cash funded with borrowings from our revolving credit facility, $1.3 million in the form of a short-term note payable and the assumption of approximately $12.8 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded the geographic presence of, our ILS segment. ILS has already eliminated substantial overhead cost and begun the process of consolidating redundant PPG service centers.

Building on the success of our induction heating and melting systems business, in December 2005, we acquired the assets of Lectrotherm, in Canton, Ohio, for $5.1 million in cash, and in January 2006, we acquired all of the capital stock of Foundry Service, in Germany, for $3.2 million in cash. These induction acquisitions augmented our existing, high-margin aftermarket induction business, and increased our presence, revenues and profits in Germany, an important capital equipment market. We funded these induction acquisitions with borrowings from our revolving credit facilities and funds from foreign subsidiaries.

Results of Operations

Nine Months 2006 versus Nine Months 2005 (Dollars in millions)

Net Sales by Segment:

	Nine Months				Acquired/
	Ended September 30,			Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$449.6	$394.2	$55.4	14%	$28.0
Aluminum products	120.9	122.8	(1.9)	(2)%	0.0
Manufactured products	215.3	174.9	40.4	23%	17.2

Consolidated net sales	$785.8	$691.9	$93.9	14%	$45.2

Net sales increased by 14% in the first nine months of 2006 compared to the same period in 2005. ILS sales increased 14% primarily due to the July 20, 2005 acquisition of PPG, general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 2% in the first nine months of 2006, primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased 23% primarily in the induction, pipe threading equipment and forging businesses. Of this increase, $17.2 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$675.0	$585.5	$89.5	15%

Consolidated gross profit	$110.8	$106.4	$4.4	4%

Gross margin	14.1%	15.4%

ILS gross margin decreased slightly, primarily due to PPG restructuring costs. Aluminum Products gross margin decreased primarily due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in late 2006 and early 2007. Gross margin in the Manufactured Products segment decreased primarily as a result of operational and pricing issues in the Company’s rubber products business, and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin significantly for the Manufactured Products segment compared to prior years.

Selling, General & Administrative (“SG&A”) Expenses:

	Nine Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$65.5	$64.3	$1.2	2%
SG&A percent	8.3%	9.3%

Consolidated SG&A expenses increased 2% in the first nine months of 2006 compared to the same period in 2005, representing a one percentage point reduction in SG&A expenses as a percent of sales. SG&A expenses increased approximately $3.3 million due to the acquisitions of PPG and Lectrotherm in 2005 and Foundry Service in January 2006. SG&A expenses were increased in the first nine months 2006 compared to the same period of 2005 by a $.6 million decrease in net pension credits, reflecting reduced returns on pension plan assets. These increases in SG&A expenses from acquisitions and reduced pension credits were partially offset by cost reductions.

Interest Expense:

	Nine Months
	Ended September 30,				Percent
	2006	2005	Change		Change

Interest expense	$23.2	$20.4	$2.8		14%
Average outstanding borrowings	$372.2	$358.2	$14.0		4%
Average borrowing rate	8.30%	7.58%	72	basis points

Interest expense increased $2.8 million in the first nine months of 2006 compared to the same period in 2005, primarily due to higher average interest rates and average outstanding borrowings during 2006. The increase in average borrowings in 2006 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in 2006 was due primarily to increased interest rates under our revolving credit facility compared to 2005, in which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $8.0 million in the nine-month period ended September 30, 2006, a 36% effective income tax rate, compared to income taxes of $2.3 million provided in the corresponding period of 2005, an 10% effective income tax rate. In 2005, these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the first nine months of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

In the fourth quarter of 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company determined that it was more likely than not that this portion of the deferred tax asset would be realized. In 2006, the Company began recording a quarterly provision for federal income taxes. Our significant net operating loss carry forwards should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.

At December 31, 2005, our subsidiaries had $41.0 million of net operating loss carryforwards for federal tax purposes.

Third Quarter 2006 versus Third Quarter 2005 (Dollars in millions)

Net Sales by Segment:

	Three Months				Acquired/
	Ended September 30,			Percent	(Divested)
	2006	2005	Change	Change	Sales

ILS	$149.1	$137.8	$11.3	8%	$0.0
Aluminum products	33.3	36.8	(3.5)	(10)%	0.0
Manufactured products	74.8	59.6	15.2	26%	5.8

Consolidated net sales	$257.2	$234.2	$23.0	10%	$5.8

Net sales increased 10% in the third quarter of 2006 compared to the same quarter in 2005. ILS sales increased 8%, primarily due to general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 10% in the third quarter of 2006, primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased 26% primarily in the induction, pipe threading equipment, rubber and forging businesses. Of this increase, $5.8 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006 respectively.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$221.0	$198.3	$22.7	11%

Consolidated gross profit	$36.2	$35.9	$0.3	1%

Gross margin	14.1%	15.3%

Cost of products sold increased 11% in the third quarter of 2006 compared to the same quarter in 2005, while gross margin decreased to 14.1% from 15.3% in 2005.

ILS gross margin decreased slightly, primarily due to PPG restructuring costs. Aluminum Products gross margin decreased primarily due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in late 2006 and early 2007. Gross margin in the Manufactured Products segment decreased primarily as a result of operational and pricing issues in the Company’s rubber products business and changes in contract mix and timing in the induction and pipe threading equipment businesses. Quarter-to-quarter, gross margins vary widely in Manufactured Products, and these timing issues are not expected to depress full-year 2006 gross margin significantly for the Manufactured Products segment compared to prior years.

SG&A Expenses:

	Three Months
	Ended September 30,			Percent
	2006	2005	Change	Change

Consolidated SG&A expenses	$22.1	$22.5	$(0.4)	(2)%
SG&A percent	8.6%	9.6%

Consolidated SG&A expenses decreased 2% in the third quarter of 2006 compared to the same quarter in 2005, representing a one percentage point reduction in SG&A expenses as a percent of sales. SG&A expenses increased approximately $.8 million due to the acquisitions of Lectrotherm and Foundry Service in December 2005 and January 2006, respectively. SG&A expenses were increased in the third quarter of 2006 compared to the same quarter of 2005 by a $.2 million decrease in net pension credits reflecting reduced returns on pension plan assets. These increases in SG&A expenses from acquisitions and reduced pension credits were offset by cost reductions.

Interest Expense:

	Three Months
	Ended September 30,				Percent
	2006	2005	Change		Change

Interest expense	$8.1	$7.2	$0.9		13%
Average outstanding borrowings	$379.6	$360.0	$19.6		5%
Average borrowing rate	8.50%	8.00%	50	basis points

Interest expense increased $.9 million in the third quarter of 2006 compared to the same period in 2005, primarily due to higher average interest rates and average outstanding borrowings during 2005. The increase in average borrowings in 2005 resulted primarily from higher working capital requirements and the purchases of PPG, Lectrotherm and Foundry Service in July and December 2005 and January 2006, respectively. The higher average borrowing rate in 2006 was due primarily to increased interest rates under our revolving credit facility compared to 2005, in which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $2.0 million in the three-month period ended September 30, 2006, a 33% effective income tax rate, compared to income taxes of $0.8 million provided in the corresponding period of 2005, an effective 12% income tax rate. In 2005 these taxes consisted primarily of state and foreign taxes on profitable operations. Taxes in the third quarter of 2006 included such state and foreign taxes, but also included federal income taxes. This change resulted from the fourth-quarter 2005 reversal of a portion of our domestic deferred tax valuation allowance.

In fourth quarter 2005, the Company reversed $7.3 million of its $12.3 million year-end 2005 domestic deferred tax valuation allowance. Based on strong recent and projected earnings, the Company determined that it was more likely than not that this portion of the deferred tax asset would be realized. In 2006, the Company began recording a quarterly provision for federal income taxes. Our significant net operating loss carry forwards should preclude the payment of cash federal income taxes in 2006 and 2007, and possibly beyond. In the fourth quarter of 2006, the Company will reassess the remaining tax valuation allowance. If it is determined that a portion or all of the remaining deferred tax asset will more likely than not be realized, then the appropriate portion of its remaining tax valuation allowance will be reversed into income at that time, which could increase 2006 net income by as much as $5.0 million.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including the recent acquisition of NABS, changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; dependence on the automotive and heavy-duty truck industries, which are highly cyclical; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2006, we were a co-defendant in approximately 370 cases asserting claims on behalf of approximately 9,900 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Date: November 8, 2006

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By:	/s/ Richard P. Elliott
Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002