Form 10-Q
period 2007-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2007-05-14
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Yes ☐ No ☑

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2007, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
The Exhibit Index is located on page 27.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$19,956	$20,872
Accounts receivable, less allowances for doubtful accounts of $3,901 at March 31, 2007 and $4,305 at December 31, 2006	195,934	181,893
Inventories	220,880	223,936
Deferred tax assets	34,142	34,142
Other current assets	29,692	29,715

Total Current Assets	500,604	490,558
Property, Plant and Equipment	254,109	248,830
Less accumulated depreciation	150,735	146,352

	103,374	102,478
Other Assets
Goodwill	98,246	98,180
Net assets held for sale	4,331	4,967
Other	88,903	87,877

	$795,458	$784,060

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$112,734	$132,859
Accrued expenses	84,585	78,225
Current portion of long-term liabilities	8,283	5,873

Total Current Liabilities	205,602	216,957
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	171,800	156,700
Other long-term debt	4,544	4,790
Deferred tax liability	32,089	32,089
Other postretirement benefits and other long-term liabilities	28,734	24,434

	447,167	428,013
Shareholder’s Equity
Common Stock, par value $1 a share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	71,325	68,422
Accumulated other comprehensive income	6,520	5,824

	142,689	139,090

	$795,458	$784,060

Note:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Net sales	$267,886	$260,221
Cost of products sold	229,277	223,334

Gross profit	38,609	36,887
Selling, general and administrative expenses	24,885	21,453

Operating income	13,724	15,434
Interest expense	8,007	7,370

Income before income taxes	5,717	8,064
Income taxes	2,206	3,073

Net income	$3,511	$4,991

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at January 1, 2007	$-0-	$64,844	$68,422	$5,824	$139,090
Adjustment relating to adoption of FIN 48			(608)		(608)
Comprehensive income:
Net income			3,511		3,511
Foreign currency translation adjustment				618	618
Pension and postretirement benefit adjustments, net of tax				78	78

Comprehensive income					4,207

Balance at March 31, 2007	$-0-	$64,844	$71,325	$6,520	$142,689

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$3,511	$4,991
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,247	4,780
Changes in operating assets and liabilities:
Accounts receivable	(14,041)	(26,501)
Inventories and other current assets	3,079	(21,492)
Accounts payable and accrued expenses	(13,765)	18,997
Other	3,233	(952)

Net Cash Used by Operating Activities	(12,736)	(20,177)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(5,444)	(3,370)
Acquisitions, net of cash acquired	-0-	(3,219)

Net Cash Used by Investing Activities	(5,444)	(6,589)
FINANCING ACTIVITIES
Proceeds from debt, net	17,264	22,370

Net Cash Provided by Financing Activities	17,264	22,370

(Decrease) in Cash and Cash Equivalents	(916)	(4,396)
Cash and Cash Equivalents at Beginning of Period	20,872	17,868

Cash and Cash Equivalents at End of Period	$19,956	$13,472

Taxes paid	$574	$1,182
Interest paid	2,895	2,236

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007
(Dollar amounts in thousands)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,691, all of which, if recognized, would affect the effective tax rate. As a result of the implementation of FIN 48, the Company recognized a $608 increase in the liability for unrecognized tax benefits and a corresponding reduction to retained earnings.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $479.

The Company does not believe it is reasonably possible that its unrecognized tax benefits will change significantly within twelve months of the date of adoption of FIN 48.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2003 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the Company in 2007. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position and results of operations.

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

On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. See Note J of the Company’s annual report on Form 10-K for the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company in 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of adoption of SFAS No. 159 on the Company’s financial position and results of operations.

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

The purchase price and results of operations of NABS prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for NABS have been included since October 18,

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2006. The allocation of the purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The allocation of the purchase price is as follows:

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

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	514	204	718
Add: Accruals	-0-	-0-	-0-
Less: Payments	(188)	(82)	(270)

Balance at March 31, 2007	$326	$122	$448

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In connection with the acquisition of the assets of Purchased Parts Group, Inc. (“PPG”) in July 2005, the Company, in accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	99	756	855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	39	356	395
Less: Payments	(28)	(137)	(165)

Balance at March 31, 2007	$11	$219	$230

NOTE D — Inventories

The components of inventory consist of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$137,625	$143,071
Work in process	29,489	42,405
Raw materials and supplies	53,766	38,460

	$220,880	$223,936

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

			Postretirement
	Pension Benefits		Benefits
	Three Months
	Ended March 31,
	2007	2006	2007	2006

Service costs	$91	$87	$41	$50
Interest costs	701	726	334	323
Expected return on plan assets	(2,212)	(2,078)	-0-	-0-
Transition obligation	(2)	(12)	-0-	-0-
Amortization of prior service cost	34	39	(16)	(16)
Recognized net actuarial loss	-0-	81	146	94

Benefit (income) costs	$(1,388)	$(1,157)	$505	$451

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

Results by business segment were as follows:

	Three Months Ended
	March 31,
	2007	2006

Net sales:
ILS	$138,757	$150,159
Aluminum products	42,087	42,702
Manufactured products	87,042	67,360

	$267,886	$260,221

Income before income taxes:
ILS	$6,584	$10,422
Aluminum products	750	2,040
Manufactured products	9,509	5,662

	16,843	18,124
Corporate costs	(3,119)	(2,690)
Interest expense	(8,007)	(7,370)

	$5,717	$8,064

	March 31,	December 31,
	2007	2006

Identifiable assets were as follows:
ILS	$376,759	$382,101
Aluminum products	105,671	98,041
Manufactured products	225,118	206,089
General corporate	87,910	97,829

	$795,458	$784,060

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE G — Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006

Net income	$3,511	$4,991
Foreign currency translation	618	478
Pension and postretirement benefit adjustments, net of tax	78	-0-

Total comprehensive income	$4,207	$5,469

The components of accumulated comprehensive loss at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Foreign currency translation adjustment	$6,002	$5,384
Pension and postretirement benefit adjustments, net of tax	518	440

	$6,520	$5,824

The pension and postretirement benefit liability amounts are net of deferred taxes of $352 and $404 at March 31, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE H — Restructuring Activities

The Company has responded to the economic downturn by reducing costs in a variety of ways, including restructuring businesses and selling non-core manufacturing assets. These activities generated restructuring and asset impairment charges in 2001, 2002, 2003 and 2005, as the Company’s restructuring efforts continued and evolved. For further details on the restructuring activities, see Note M to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accrued liability balance for severance and exit costs and related cash payments during the three months ended March 31, 2007 consisted of:

Balance at December 31, 2006	$284
Cash payments	(124)

Balance at March 31, 2007	$160

NOTE I — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2007	$3,557
Claims paid during the quarter	(292)
Additional warranties issued during the quarter	679

Balance at March 31, 2007	$3,944

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE J — Income Taxes

Previously, a valuation allowance was recorded against deferred tax assets as a result of operating losses. The valuation allowance was adjusted in subsequent periods through 2006 and charged or credited to income or other comprehensive income as appropriate. In the fourth quarter of 2006, it was determined that it was more likely than not that the deferred tax assets would be realized and the remaining amount of valuation allowance was reversed to income in that period. Therefore, beginning with the first quarter of 2007, a tax expense has been recorded based on an estimated effective tax rate for all jurisdictions.

The income tax provision for the three months ended March 31, 2007 was calculated based on management’s estimate of the annual effective tax rate of 39%, compared with the effective tax rate of 38% for the three months ended March 31, 2006.

On July 13, 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,691, all of which, if recognized, would affect the effective tax rate. As a result of the implementation of FIN 48, the Company recognized a $608 increase in the liability for unrecognized tax benefits and a corresponding reduction to retained earnings.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $479.

The Company does not believe it is reasonably possible that its unrecognized tax benefits will change significantly within twelve months of the date of adoption.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2003 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

NOTE K — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s 8.375% Senior Subordinated Notes due 2014. Each of the Guarantor Subsidiaries is “100% owned” as defined by Rule 3-10(h)(1) of Regulation S-X.

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2007 and December 31, 2006, consolidating condensed statements of income for the three months ended March 31, 2007 and 2006, consolidating condensed statements of cash flows for the three months ended March 31, 2007 and 2006 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(15,137)	$8,529	$15,156	$11,408	$19,956
Accounts receivable, net	(550)	160,068	36,416	-0-	195,934
Inventories	-0-	182,320	38,560	-0-	220,880
Other current assets	2,190	12,538	9,419	5,545	29,692
Deferred tax assets	-0-	-0-	-0-	34,142	34,142

Total Current Assets	(13,497)	363,455	99,551	51,095	500,604
Investment in subsidiaries	379,958	28,636	(28,636)	(379,958)	-0-
Inter-company advances	346,172	563,086	2,198	(911,456)	-0-
Property, Plant and Equipment, net	481	86,913	15,980	-0-	103,374
Other Assets:
Goodwill	-0-	91,316	6,930	-0-	98,246
Other	47,115	41,971	1,432	2,716	93,234

Total Other Assets	47,115	133,287	8,362	2,716	191,480

Total Assets	$760,229	$1,175,377	$97,455	$(1,237,603)	$795,458

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$790	$84,658	$16,555	$10,731	$112,734
Accrued expenses	5,466	49,582	16,670	12,867	84,585
Current portion of long-term liabilities	-0-	552	5,169	2,562	8,283

Total Current Liabilities	6,256	134,792	38,394	26,160	205,602
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	171,800	-0-	-0-	-0-	171,800
Other long-term debt	-0-	2,899	1,645	-0-	4,544
Deferred tax liability	-0-	-0-	(14)	32,103	32,089
Other postretirement benefits and other long-term liabilities	11,447	56,304	2,734	(41,751)	28,734

Total Long-Term Liabilities	393,247	59,203	4,365	(9,648)	447,167
Inter-company advances	224,024	651,073	18,014	(893,111)	-0-
Shareholder’s Equity	136,702	330,309	36,682	(361,004)	142,689

Total Liabilities and Shareholder’s Equity	$760,229	$1,175,377	$97,455	$(1,237,603)	$795,458

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$226,666	$41,220	$-0-	$267,886
Cost of sales	-0-	197,790	30,687	800	229,277

Gross profit	-0-	28,876	10,533	(800)	38,609
Operating expenses:
Selling, general and administrative expenses	(12,811)	26,630	6,413	4,653	24,885

Operating income	12,811	2,246	4,120	(5,453)	13,724
Interest expense	7,832	263	62	(150)	8,007

Income before income taxes	4,979	1,983	4,058	(5,303)	5,717
Income taxes	1,571	-0-	635	-0-	2,206

Net income	$3,408	$1,983	$3,423	$(5,303)	$3,511

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$227,991	$32,230	$-0-	$260,221
Cost of sales	-0-	197,565	25,769	-0-	223,334

Gross profit	-0-	30,426	6,461	-0-	36,887
Operating expenses:
Selling, general and administrative expenses	511	17,282	3,510	150	21,453

Operating income (loss)	(511)	13,144	2,951	(150)	15,434
Interest expense	(1,456)	8,596	380	(150)	7,370

Income (loss) before income taxes	945	4,548	2,571	-0-	8,064
Income taxes	2,131	25	917	-0-	3,073

Net income (loss)	$(1,186)	$4,523	$1,654	$-0-	$4,991

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(26,614)	$11,994	$1,884	$-0-	$(12,736)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(134)	(3,907)	(1,403)	-0-	(5,444)

Net cash provided (used) in investing activities	(134)	(3,907)	(1,403)	-0-	(5,444)
Cash flows from financing activities:
Proceeds from bank arrangements	15,099	-0-	2,293	-0-	17,392
Principal payments on revolving credit and long term debt	-0-	(128)	-0-	-0-	(128)

Net cash provided (used) by financing activities	15,099	(128)	2,293	-0-	17,264

Increase (decrease) in cash and cash equivalents	(11,649)	7,959	2,774	-0-	(916)
Cash and cash equivalents at beginning of period	7,920	570	12,382	-0-	20,872

Cash and cash equivalents at end of period	$(3,729)	$8,529	$15,156	$-0-	$19,956

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(11,762)	$(8,051)	$(364)	$-0-	$(20,177)
Cash flows from investing activities:
Acquisitions net of cash acquired	-0-	-0-	(3,219)	-0-	(3,219)
Purchases of property, plant and equipment, net	(135)	(3,034)	(201)	-0-	(3,370)

Net cash provided (used) in investing activities	(135)	(3,034)	(3,420)	-0-	(6,589)
Cash flows from financing activities:
Proceeds from bank arrangements	22,600	-0-	-0-	-0-	22,600
Principal payments on revolving credit and long-term debt	-0-	(128)	(102)	-0-	(230)

Net cash provided (used) by financing activities	22,600	(128)	(102)	-0-	22,370

Increase (decrease) in cash and cash equivalents	10,703	(11,213)	(3,886)	-0-	(4,396)
Cash and cash equivalents at beginning of period	5,343	626	11,899	—	17,868

Cash and cash equivalents at end of period	$16,046	$(10,587)	$8,013	$-0-	$13,472

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2007 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006 and the consolidated statement of shareholder’s equity for the three-month period ended March 31, 2007. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note J to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” effective January 1, 2007.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended, not presented herein; and in our report dated March 12, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
May 9, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month period ended March 31, 2007 is not directly comparable to the financial information for the same period in 2006 primarily due to acquisitions.

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

Sales grew in the first quarter of 2007 compared to the quarter a year earlier, as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the ILS segment came both from the October, 2006 acquisition of NABS and from organic sales, while new sales in the Aluminum Products segment primarily reflect two new contracts starting production. Operating income increased in the first quarter of 2007 because a gain from the sale of an asset held for sale exceeded the earnings decrease created by reduced ILS sales and the costs associated with starting up the new Aluminum Products’ contracts. Consolidated net sales are expected to increase over the coming quarters as heavy-duty truck sales begin to recover from their temporary dip and as the new contracts in Aluminum Products continue to ramp up.

Sales and operating income grew in 2006, continuing the trend of the prior year, as the domestic and international manufacturing economies continued to grow. Net sales increased 13% in 2006 compared to 2005, while operating income increased 11%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance was larger in 2005 than in 2006, $7.3 million and $5.0 million, respectively, and also due to higher interest expense. The tax valuation allowance was substantially eliminated by December 31, 2006, so no further reversals are expected to affect income in subsequent years. During 2005, net sales increased 15%, and operating income increased 10% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

During 2004, we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. In 2004, 2005 and 2006, we amended our bank revolving credit facility to extend its maturity to December 2010, increase the credit limit up to $230.0 million subject to an asset-based formula, and provide lower interest rate levels.

In October 2006, we acquired all of the capital stock of NABS, Inc. for $21.2 million in cash funded with borrowings under our revolving credit facility. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS had 14 international operations in China, India, Taiwan, Singapore, Ireland, Hungary, Scotland, and Mexico plus five locations in the United States.

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

Accounting Changes

FAS 158 — On December 31, 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. See Note J of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for the impact of the adoption of SFAS No. 158 on the Company’s financial statements.

FIN 48 — On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,691, all of which, if recognized, would affect the effective tax rate. As a result of the implementation of FIN 48, the Company recognized a $608 increase in the liability for unrecognized tax benefits and a corresponding reduction to retained earnings.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $479.

The Company does not believe it is reasonably possible that its unrecognized tax benefits will change significantly within twelve months of the date of adoption of FIN 48.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2003 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

Results of Operations

Three Months 2007 versus Three Months 2006

Net Sales by Segment:

	Three Months
	Ended				Acquired/
	March 31,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$138.8	$150.1	$(11.3)	(8)%	$9.4
Aluminum products	42.1	42.7	(0.6)	(1)%	0.0
Manufactured products	87.0	67.4	19.6	29%	0.0

Consolidated Net Sales	$267.9	$260.2	$7.7	3%	$9.4

Net sales increased 3% in the first quarter of 2007 compared to the same quarter in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 8% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $9.4 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 1% as the sales volume from new contracts starting production ramp-up were exceeded by the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 29% primarily in the induction, pipe threading equipment and forging businesses, due primarily to worldwide strength in the steel, oil & gas, aerospace and rail industries. Consolidated net sales are expected to increase over the coming quarters as heavy-duty truck sales begin to recover from their temporary dip and as the new contracts in Aluminum Products continue to ramp up.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	March 31,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$229.3	$223.3	$6.0	3%

Consolidated gross profit	$38.6	$36.9	$1.7	5%

Gross Margin	14.4%	14.2%

Cost of products sold increased 3% in the first quarter of 2007 compared to the same quarter in 2006, while gross margin increased to 14.4% in the first quarter of 2007 from 14.2% in the same quarter of 2006.

ILS gross margin was flat, as increased sales from the NABS acquisition and new customers offset the effect reduced heavy-duty truck sales volume. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Three Months
	Ended
	March 31,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$24.9	$21.5	$3.4	16%
SG&A percent	9.3%	8.3%

Consolidated SG&A expenses increased 16% in the first quarter of 2007 compared to the same quarter in 2006, representing a 1% increase in SG&A expenses as a percent of sales. SG&A increased approximately $1.9 million due to the acquisition of NABS. Other additions to SG&A expenses included expenses related to stock options and restricted stock, legal and professional fees and franchise taxes. SG&A expenses were reduced in the first quarter of 2007 compared to the first quarter of 2006 by a $.2 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	March 31,				Percent
	2007	2006	Change		Change

Interest expense	$8.0	$7.4	$0.6		8%
Average outstanding borrowings	$387.4	$358.1	$29.3		8%
Average borrowing rate	8.26%	8.27%	(1	) basis points

Interest expense increased $0.6 million in the first quarter of 2007 compared to the same period of 2006, primarily due to higher average outstanding borrowings during the first quarter of 2007. The increase in average borrowings in the first quarter of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006.

Income Tax:

The provision for income taxes was $2.2 million in the three-month period ended March 31, 2007, a 39% effective income tax rate, compared to income taxes of $3.1 million provided in the corresponding period of 2006, an effective 38% income tax rate. We estimate that the effective tax rate for full-year 2007 will be approximately 39%.

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

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $171.8 million at March 31, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the three-month period ended March 31, 2007.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2007, we recorded a favorable foreign currency translation adjustment of $.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2007, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At March 31, 2007, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Date: May 14, 2007

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ Richard P. Elliott
Name: Richard P. Elliott
Title: Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002