Form 10-Q
period 2007-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2007-11-13
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-43005

Park-Ohio Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-6520107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6065 Parkland Boulevard, Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)

440/947-2000
(Registrant’s telephone number, including area code)

Pursuant to a corporate reorganization effective June 15, 1998, Park-Ohio Industries Inc. become a wholly-owned subsidiary of Park-Ohio Holdings Corp. The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in reduced disclosure format.

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2007, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 31.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$12,822	$20,872
Accounts receivable, less allowances for doubtful accounts of $4,001 at September 30, 2007 and $4,305 at December 31, 2006	197,644	181,893
Inventories	206,828	223,936
Deferred tax assets	34,142	34,142
Other current assets	48,342	29,715

Total Current Assets	499,778	490,558
Property, Plant and Equipment	257,442	245,330
Less accumulated depreciation	157,357	146,352

	100,085	98,978
Other Assets
Goodwill	99,097	98,180
Net assets held for sale	4,112	4,967
Other	94,429	91,377

	$797,501	$784,060

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$118,729	$132,859
Accrued expenses	79,028	78,225
Current portion of long-term liabilities	9,535	5,873

Total Current Liabilities	207,292	216,957
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	155,600	156,700
Other long-term debt	1,918	4,790
Deferred tax liability	32,089	32,089
Other postretirement benefits and other long-term liabilities	28,238	24,434

	427,845	428,013
Shareholder’s Equity
Common Stock, par value $1 a share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	84,517	68,422
Accumulated other comprehensive income	13,003	5,824

	162,364	139,090

	$797,501	$784,060

Note:	The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Net sales	$269,104	$257,167	$823,626	$785,841
Cost of products sold	226,880	220,967	700,413	675,039

Gross profit	42,224	36,200	123,213	110,802
Selling, general and administrative expenses	23,656	22,138	72,816	65,544

Operating income	18,568	14,062	50,397	45,258
Interest expense	7,993	8,065	24,286	23,170

Income before income taxes	10,575	5,997	26,111	22,088
Income taxes	3,816	1,984	9,408	7,957

Net income	$6,759	$4,013	$16,703	$14,131

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at January 1, 2007	$-0-	$64,844	$68,422	$5,824	$139,090
Adjustment relating to adoption of FIN 48			(608)		(608)
Comprehensive income:
Net income			16,703		16,703
Foreign currency translation adjustment				7,001	7,001
Pension and postretirement benefit adjustments, net of tax				178	178

Comprehensive income					23,882

Balance at September 30, 2007	$-0-	$64,844	$84,517	$13,003	$162,364

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$16,703	$14,131
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	15,782	14,097
Changes in operating assets and liabilities:
Accounts receivable	(15,751)	(30,145)
Inventories and other current assets	(1,518)	(39,782)
Accounts payable and accrued expenses	(13,328)	30,462
Other	4,665	(2,335)

Net Cash Provided (Used) by Operating Activities	6,553	(13,572)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(14,292)	(7,923)
Acquisitions, net of cash acquired	-0-	(3,219)

Net Cash Used by Investing Activities	(14,292)	(11,142)
FINANCING ACTIVITIES
Proceeds from debt, net	(311)	23,493

Net Cash (Used) Provided by Financing Activities	(311)	23,493

Decrease in Cash and Cash Equivalents	(8,050)	(1,221)
Cash and Cash Equivalents at Beginning of Period	20,872	17,868

Cash and Cash Equivalents at End of Period	$12,822	$16,647

Taxes paid	$4,386	$3,927
Interest paid	18,048	17,046

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007
(Dollar amounts in thousands)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales:
ILS	$134,066	$149,133	$403,956	$449,630
Aluminum products	41,188	33,274	131,838	120,889
Manufactured products	93,850	74,760	287,832	215,322

	$269,104	$257,167	$823,626	$785,841

Income before income taxes:
ILS	$8,288	$8,796	$20,420	$29,449
Aluminum products	1,131	(118)	3,285	4,318
Manufactured products	11,619	8,148	35,292	19,942

	21,038	16,826	58,997	53,709
Corporate costs	(2,470)	(2,764)	(8,600)	(8,451)
Interest expense	(7,993)	(8,065)	(24,286)	(23,170)

	$10,575	$5,997	$26,111	$22,088

	September 30,	December 31,
	2007	2006

Identifiable assets were as follows:
ILS	$402,324	$382,101
Aluminum products	110,770	98,041
Manufactured products	249,064	206,089
General corporate	35,343	97,829

	$797,501	$784,060

NOTE C —	Recent Accounting Pronouncements

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2004 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years 2003 and prior.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for the Company in 2007. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for the Company in 2008. The Company is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

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

In October 2006, the Company acquired all of the capital stock of NABS, Inc. (“NABS”) for $21,201 in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics and consumer products industries. NABS has 19 operations across Europe, Asia, Mexico and the United States. The acquisition was funded with borrowings under the Company’s revolving credit facility.

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

The Company has a plan for NABS integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	514	204	718
Add: Accruals	-0-	-0-	-0-
Less: Payments	(514)	(204)	(718)

Balance at September 30, 2007	$-0-	$-0-	$-0-

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

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	99	756	855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	39	356	395
Less: Payments	(39)	(356)	(395)

Balance at September 30, 2007	$-0-	$-0-	$-0-

NOTE E —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2007	2006

Finished goods	$132,827	$143,071
Work in process	16,119	42,405
Raw materials and supplies	57,882	38,460

	$206,828	$223,936

NOTE F —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service costs	$91	$87	$273	$261	$41	$50	$123	$150
Interest costs	702	726	2,105	2,178	333	323	1,000	969
Expected return on plan assets	(2,213)	(2,078)	(6,638)	(6,234)	-0-	-0-	-0-	-0-
Transition obligation	(2)	(12)	(6)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	34	39	102	117	(16)	(16)	(48)	(48)
Recognized net actuarial loss	-0-	81	-0-	243	146	94	438	282

Benefit (income) costs	$(1,388)	$(1,157)	$(4,164)	$(3,471)	$504	$451	$1,513	$1,353

NOTE G —	Comprehensive Income

Total comprehensive income was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$6,759	$4,013	$16,703	$14,131
Foreign currency translation	3,755	99	7,001	2,682
Pension and postretirement benefits, net of tax	59	-0-	178	-0-

Total comprehensive income	$10,573	$4,112	$23,882	$16,813

The components of accumulated comprehensive income at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Foreign currency translation adjustment	$12,385	$5,384
Pension and postretirement benefit adjustments, net of tax	618	440

	$13,003	$5,824

The pension and postretirement benefit liability amounts are net of deferred taxes of $287 and $404 at September 30, 2007 and December 31, 2006, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

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

The accrued liability balance for severance and exit costs and related cash payments during the nine months ended September 30, 2007 consisted of:

Balance at December 31, 2006	$284
Cash payments	(284)

Balance at September 30, 2007	$-0-

NOTE I —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Balance at January 1, 2007	$3,557
Claims paid during the year	(1,167)
Additional warranties issued during the year	3,312

Balance at September 30, 2007	$5,702

NOTE J —	Income Taxes

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

The income tax provision for the three months and nine months ended September 30, 2007 was calculated based on management’s estimate of the annual effective tax rate of 35% compared with the effective tax rate of 34% for the three months and 37% for the nine months ended September 30, 2006.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years from 2004 to 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years 2003 and prior.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of September 30, 2007 and December 31, 2006, consolidating condensed statements of income for the three months and nine months ended September 30, 2007 and 2006, consolidating condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(73,548)	$60,778	$10,607	$14,985	$12,822
Accounts receivable, net	(550)	153,000	45,194	-0-	197,644
Inventories	-0-	165,606	41,222	-0-	206,828
Other current assets	1,423	21,799	18,643	6,477	48,342
Deferred tax assets	-0-	-0-	-0-	34,142	34,142

Total Current Assets	(72,675)	401,183	115,666	55,604	499,778
Investment in subsidiaries	423,121	28,724	(28,724)	(423,121)	-0-
Inter-company advances	342,090	307,423	5,713	(655,226)	-0-
Property, Plant and Equipment, net	1,273	77,910	20,902	-0-	100,085
Other Assets:
Goodwill	-0-	91,316	7,781	-0-	99,097
Other	48,425	46,262	1,139	2,715	98,541

Total Other Assets	48,425	137,578	8,920	2,715	197,638

Total Assets	$742,234	$952,818	$122,477	$(1,020,028)	$797,501

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$2,114	$85,806	$18,716	$12,093	$118,729
Accrued expenses	7,361	35,422	23,373	12,872	79,028
Current portion of long-term liabilities	-0-	2,808	4,165	2,562	9,535

Total Current Liabilities	9,475	124,036	46,254	27,527	207,292
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	155,600	-0-	-0-	-0-	155,600
Other long-term debt	-0-	383	1,535	-0-	1,918
Deferred tax liability	-0-	-0-	(14)	32,103	32,089
Other postretirement benefits and other long-term liabilities	10,774	56,616	2,789	(41,941)	28,238

Total Long-Term Liabilities	376,374	56,999	4,310	(9,838)	427,845
Inter-company advances	206,582	407,807	19,794	(634,183)	-0-
Shareholder’s Equity	149,803	363,976	52,119	(403,534)	162,364

Total Liabilities and Shareholder’s Equity	$742,234	$952,818	$122,477	$(1,020,028)	$797,501

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(15,770)	$570	$12,382	$23,690	$20,872
Accounts receivable, net	(1,043)	147,834	35,102	-0-	181,893
Inventories	-0-	187,649	36,287	-0-	223,936
Other current assets	3,362	12,278	8,575	9,927	34,142
Deferred tax assets	-0-	-0-	-0-	29,715	29,715

Total Current Assets	(13,451)	348,331	92,346	63,332	490,558
Investment in subsidiaries	388,117	17,169	(17,169)	(388,117)	-0-
Inter-company advances	338,471	531,453	4,427	(874,351)	-0-
Property, Plant and Equipment, net	448	83,478	15,052	-0-	98,978
Other Assets:
Goodwill	(5,514)	96,830	6,864	-0-	98,180
Other	52,312	40,599	719	2,714	96,344

Total Other Assets	46,798	137,429	7,583	2,714	194,524

Total Assets	$760,383	$1,117,860	$102,239	$(1,196,422)	$784,060

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,759	$84,003	$21,610	$23,487	$132,859
Accrued expenses	1,579	51,638	12,138	12,870	78,225
Current portion of long-term liabilities	-0-	552	2,758	2,563	5,873

Total Current Liabilities	5,338	136,193	36,506	38,920	216,957
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	156,700	-0-	-0-	-0-	156,700
Other long-term debt	-0-	3,027	1,763	-0-	4,790
Deferred tax liability	-0-	-0-	42	32,047	32,089
Other postretirement benefits and other long-term liabilities	9,199	54,136	2,692	(41,593)	24,434

Total Long-Term Liabilities	375,899	57,163	4,497	(9,546)	428,013
Inter-company advances	242,672	594,730	17,423	(854,825)	-0-
Shareholder’s Equity	136,474	329,774	43,813	(370,971)	139,090

Total Liabilities and Shareholder’s Equity	$760,383	$1,117,860	$102,239	$(1,196,422)	$784,060

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$686,366	$137,260	$-0-	$823,626
Cost of sales	-0-	596,561	102,369	1,483	700,413

Gross profit	-0-	89,805	34,891	(1,483)	123,213
Operating Expenses:
Selling, general and administrative expenses	(45,323)	52,488	18,404	47,247	72,816

Operating Income (loss)	45,323	37,317	16,487	(48,730)	50,397
Interest expense	23,619	990	128	(451)	24,286

Income (loss) before income taxes	21,704	36,327	16,359	(48,279)	26,111
Income taxes	5,293	11	4,104	-0-	9,408

Net income (loss)	$16,411	$36,316	$12,255	$(48,279)	$16,703

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$689,263	$96,578	$-0-	$785,841
Cost of sales	-0-	598,756	76,283	-0-	675,039

Gross profit	-0-	90,507	20,295	-0-	110,802
Operating Expenses:
Selling, general and administrative expenses	6,975	51,115	10,460	(3,006)	65,544

Operating Income (loss)	(6,975)	39,392	9,835	3,006	45,258
Interest expense	(4,008)	26,336	1,292	(450)	23,170

Income (loss) before income taxes	(2,967)	13,056	8,543	3,456	22,088
Income taxes	4,756	25	3,176	-0-	7,957

Net income (loss)	$(7,723)	$13,031	$5,367	$3,456	$14,131

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	221,561	$46,838	$705	$269,104
Cost of sales	-0-	192,175	34,317	388	226,880

Gross profit	-0-	29,386	12,521	317	42,224
Operating Expenses:
Selling, general and administrative expenses	(16,543)	(1,419)	5,350	36,268	23,656

Operating Income (loss)	16,543	30,805	7,171	(35,951)	18,568
Interest expense	7,734	473	(63)	(151)	7,993

Income (loss) before income taxes	8,809	30,332	7,234	(35,800)	10,575
Income taxes	2,149	13	1,654	-0-	3,816

Net income (loss)	$6,660	$30,319	$5,580	$(35,800)	$6,759

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$224,581	$32,586	$-0-	$257,167
Cost of sales	-0-	194,454	26,513	-0-	220,967

Gross profit	-0-	30,127	6,073	-0-	36,200
Operating Expenses:
Selling, general and administrative expenses	5,630	16,833	2,981	(3,306)	22,138

Operating Income (loss)	(5,630)	13,294	3,092	3,306	14,062
Interest expense	(895)	8,717	393	(150)	8,065

Income (loss) before income taxes	(4,735)	4,577	2,699	3,456	5,997
Income taxes	1,126	-0-	858	-0-	1,984

Net income (loss)	$(5,861)	$4,577	$1,841	$3,456	$4,013

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used ) by operations	$(64,312)	$66,437	$4,428	$-0-	$6,553
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,071)	(5,839)	(7,382)	-0-	(14,292)

Net cash used in investing activities	(1,071)	(5,839)	(7,382)	-0-	(14,292)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	-0-	-0-	1,179	-0-	1,179
Principal payments on long-term debt	(1,100)	(390)	-0-	-0-	(1,490)

Net cash provided (used) by financing activities	(1,100)	(390)	1,179	-0-	(311)

Increase (decrease) in cash and cash equivalents	(66,483)	60,208	(1,775)	-0-	(8,050)
Cash and cash equivalents at beginning of period	7,920	570	12,382	-0-	20,872

Cash and cash equivalents at end of period	$(58,563)	$60,778	$10,607	$-0-	$12,822

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used ) by operations	$(52,092)	$33,659	$4,861	$-0-	$(13,572)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	1,272	(6,055)	(3,140)	-0-	(7,923)
Acquisition, net of cash acquired	-0-	-0-	(3,219)	-0-	(3,219)

Net cash provided (used) in investing activities	1,272	(6,055)	(6,359)	-0-	(11,142)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	24,400	-0-	-0-	-0-	24,400
Principal payments on long-term debt	-0-	(853)	(54)	-0-	(907)

Net cash provided (used ) by financing activities	24,400	(853)	(54)	-0-	23,493

Increase (decrease) in cash and cash equivalents	(26,420)	26,751	(1,552)	-0-	(1,221)
Cash and cash equivalents at beginning of period	5,343	626	11,899	-0-	17,868

Cash and cash equivalents at end of period	$(21,077)	$27,377	$10,347	$-0-	$16,647

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2007 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statement of shareholder’s equity for the nine-month period ended September 30, 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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
November 6, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Financial information for the three-month and nine-month periods ended September 30, 2007 is not directly comparable to the financial information for the same periods in 2006 primarily due to acquisitions.

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

Sales grew in the first nine months of 2007 compared to the same period a year earlier, as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the ILS segment came both from the October, 2006 acquisition of NABS and from organic sales, while new sales in the Aluminum Products segment primarily reflect two new contracts ramping-up production. Consolidated net sales are expected to increase over the coming quarters as heavy-duty truck sales begin to recover from their temporary dip and as sales volumes in Aluminum Products increase.

Sales and operating income grew in 2006, continuing the trend of the prior year, as the domestic and international manufacturing economies continued to grow. Net sales increased 13% in 2006 compared to 2005, while operating income increased 11%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance of $7.3 million in 2005 was larger than the valuation allowance of $5.0 million in 2006, and also due to higher interest expense. The tax valuation allowance was substantially eliminated by December 31, 2006, so no further reversals are expected to affect income in subsequent years. During 2005, net sales increased 15%, and operating income increased 10% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

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

Results of Operations

Nine Months 2007 versus Nine Months 2006

Net Sales by Segment:

	Nine Months
	Ended				Acquired/
	September 30,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$404.0	$449.6	$(45.6)	(10)%	$29.5
Aluminum products	131.8	120.9	10.9	9%	0.0
Manufactured products	287.8	215.3	72.5	34%	0.0

Consolidated Net Sales	$823.6	$785.8	$37.8	5%	$29.5

Net sales increased 5% in the first nine months of 2007 compared to the same period in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 10% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $29.5 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 9% as the sales volume from new contracts starting production ramp-up exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 34% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$700.4	$675.0	$25.4	4%

Consolidated gross profit	$123.2	$110.8	$12.4	11%

Gross Margin	15.0%	14.1%

Cost of products sold increased 4% in the first nine months of 2007 compared to the same period in 2006, while gross margin increased to 15.0% in the first half of 2007 from 14.1% in the same period of 2006.

ILS gross margin increased slightly, as the margin benefit from sales from the NABS acquisition and new customers outweighed the effect of reduced heavy-duty truck sales volume. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and slow ramp-ups of new contract volume. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (“SG&A”) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$72.8	$65.5	$7.3	11%
SG&A percent	8.8%	8.3%

Consolidated SG&A expenses increased 11% in the first nine months of 2007 compared to the same period in 2006, representing a .5% increase in SG&A expenses as a percent of sales. SG&A increased approximately $4.8 million due to the acquisition of NABS. SG&A increased further in the first nine months of 2007 compared to the same period in 2006 primarily due to increased expenses related to stock options and restricted stock, the new office building, legal and professional fees and franchise taxes, partially offset by a $.7 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Interest expense	$24.3	$23.2	$1.1	5%
Average outstanding borrowings	$387.6	$372.2	$15.4	4%
Average borrowing rate	8.35%	8.30%	5	basis points

Interest expense increased $1.1 million in the first nine months of 2007 compared to the same period of 2006, primarily due to higher average outstanding borrowings and a higher average borrowing rate during the first nine months of 2007. The increase in average borrowings in the first nine months of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006. The higher average borrowing rate in the first nine months of 2007 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2006, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $9.4 million in the first nine months of 2007, a 36% effective income tax rate, compared to income taxes of $7.9 million provided in the corresponding period of 2006, an effective 36% income tax rate. We estimate that the effective tax rate for full-year 2007 will be approximately 36%.

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

Results of Operations

Third Quarter 2007 versus Third Quarter 2006

Net Sales by Segment:

	Three Months
	Ended				Acquired/
	September 30,			Percent	(Divested)
	2007	2006	Change	Change	Sales

ILS	$134.1	$149.1	$(15.0)	(10)%	$10.0
Aluminum products	41.2	33.3	7.9	24%	0.0
Manufactured products	93.8	74.8	19.0	25%	0.0

Consolidated Net Sales	$269.1	$257.2	$11.9	5%	$10.0

Net sales increased 5% in the third quarter of 2007 compared to the same quarter in 2006 as growth in the Manufactured Products segment and new customers in the ILS and Aluminum Products segments exceeded declines in ILS sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. ILS sales decreased 10% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $10.0 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. Aluminum Products sales increased 24% as the sales volume from production ramp-ups of new contracts exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 25% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$226.9	$221.0	$5.9	3%

Consolidated gross profit	$42.2	$36.2	$6.0	17%

Gross Margin	15.7%	14.1%

Cost of products sold increased 3% in the third quarter of 2007 compared to the same quarter in 2006, while gross margin increased to 15.7% in the third quarter of 2007 from 14.1% in the same quarter of 2006.

ILS gross margin increased, as the margin benefit from sales from the NABS acquisition and new customers outweighed the effect of reduced heavy-duty truck sales volume. Aluminum Products gross margin increased, as the margin effect of higher sales volumes more than offset the costs associated with starting up new contracts. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$23.7	$22.1	$1.6	7%
SG&A percent	8.8%	8.6%

Consolidated SG&A expenses increased 7% in the third quarter of 2007 compared to the same quarter in 2006, representing a .2% increase in SG&A expenses as a percent of sales. SG&A increased approximately $1.5 million due to the acquisition of NABS. SG&A increased further in the third quarter of 2007 compared to the same quarter in 2006 primarily due to increased expenses related to stock options and restricted stock, the new relocation to a office building, and legal and professional fees, partially offset by a $.2 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2007	2006	Change	Change

Interest expense	$8.0	$8.1	$(0.1)	(1)%
Average outstanding borrowings	$384.4	$379.6	$4.8	1%
Average borrowing rate	8.32%	8.50%	(18)	basis points

Interest expense decreased $0.1 million in the third quarter of 2007 compared to the same period of 2006, primarily due to a lower average borrowing rate during the third quarter of 2007, partially offset by higher average outstanding borrowings. The increase in average borrowings in the third quarter of 2007 resulted primarily from higher working capital requirements and the purchase of NABS in October 2006. The lower average borrowing rate in the third quarter of 2007 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2006, which rates increased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $3.8 million in the third quarter of 2007, a 36% effective income tax rate, compared to income taxes of $2.0 million provided in the corresponding quarter of 2006, an effective 33% income tax rate. We estimate that the effective tax rate for full-year 2007 will be approximately 35%.

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

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $155.6 million at September 30, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million during the nine-month period ended September 30, 2007.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2007, we recorded a favorable foreign currency translation adjustment of $7.0 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the euro and Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2007, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2007, we were a co-defendant in approximately 385 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Date: November 13, 2007

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002