Form 10-K
period 2007-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2008-03-28
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-43005
PARK-OHIO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-6520107

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6065 Parkland Boulevard
Cleveland, Ohio	44124

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (440) 947-2000
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Pursuant to a corporate reorganization effective June 15, 1998, Park-Ohio Industries, Inc. became a wholly-owned subsidiary of Park-Ohio Holdings Corp. The registrant meets the conditions set forth in general instruction (I)(1)(a) and (b) of Form 10-K and is filing this form in reduced disclosure format.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑  No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of March 17, 2008, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Part I

Item 1.	Business

Overview

Park-Ohio Industries, Inc. (“Park-Ohio”), a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”), was incorporated as an Ohio corporation in 1984. Park-Ohio, primarily through its subsidiaries is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies (formerly known as Integrated Logistics Solutions (“ILS”)), Aluminum Products and Manufactured Products.

References herein to “we” or “the Company” include, where applicable, Park-Ohio and its direct and indirect subsidiaries.

Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2007, we employed approximately 3,700 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES(1)	$531.4 million (49% of total)	$169.1 million (16% of total)	$370.9 million (35% of total)
SELECTED PRODUCTS	Sourcing, planning and	• Pump housings	• Induction heating and
	procurement of over	• Clutch retainers/pistons	melting systems
	175,000 production	• Control arms	• Pipe threading
	components, including:	• Knuckles	systems
	• Fasteners	• Master cylinders	• Industrial oven
	• Pins	• Pinion housings	systems
	• Valves	• Brake calipers	• Injection molded
	• Hoses	• Oil pans	rubber components
	• Wire harnesses	• Flywheel spacers	• Forging presses
• Clamps and fittings
• Rubber and plastic components
SELECTED INDUSTRIES SERVED
•   Heavy-duty truck
•   Automotive and vehicle parts

•   Electrical distribution and controls
•   Power sports/fitness equipment
•   HVAC
•   Aerospace and defense

•   Electrical components
•   Appliance
•   Semiconductor equipment
		• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Steel • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Bottling • Automotive • Oil and gas • Rail and locomotive manufacturing • Aerospace and defense

Supply Technologies

In November 2007, our ILS business changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process.

Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 51 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

In October 2006, we acquired all of the capital stock of NABS for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS has 17 operations across Europe, Asia, Mexico and the United States. The historical financial data contained throughout this annual report on Form 10-K excludes the results of operations of NABS prior to October 18, 2006. See Note C to the consolidated financial statements included elsewhere herein.

In July 2005, we acquired substantially all of the assets of the Purchased Parts Group, Inc. (“PPG”), a provider of supply chain management services for a broad range of production components. At acquisition date, PPG operated 12 service centers in the United States, of which 9 have since been amalgamated into other Supply Technologies operations, and also serves customers in the United Kingdom and Mexico. This acquisition added significantly to our customer and supplier bases, and expanded our geographic presence. Supply Technologies has eliminated substantial overhead costs from PPG through the process of consolidating redundant service centers. The historical financial data contained throughout this annual report on Form 10-K exclude the results of operations of PPG prior to July 20, 2005. See Note C to the consolidated financial statements included elsewhere herein.

Products and Services.  Total Supply Managementtm provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-cost production components including valves, electro-mechanical hardware, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies recently began providing spare parts and aftermarket products to end users of its customers’ products.

Total Supply Managementtm services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds twelve years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

The Supply Technologies segment also engineers and manufactures precision cold formed and cold extruded products, including locknuts, SPAC® nuts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. Supply Technologies produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.

Markets and Customers.  For the year ended December 31, 2007, approximately 76% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Managementtm services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 6,000 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 33% and 43% of the sales of Supply Technologies for 2007 and 2006, respectively, with International Truck representing 13% and 22%, respectively, of segment sales. Two of the five largest customers are in the heavy-duty truck industry. The loss of the International Truck account or any two of the remaining top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Supply Technologies competes in North America, Mexico, Europe and Asia, primarily on the basis of its Total Supply Managementtm services, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous North American and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.

Aluminum Products

We believe that we are one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at five manufacturing facilities in Ohio and Indiana.

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

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 55% of Aluminum Products sales for 2007 and 46% for 2006. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  The aluminum castings industry serving North America is highly competitive. Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. Although there are a number of smaller domestic companies with aluminum casting capabilities, the customers’ stringent quality and service standards and lean manufacturing techniques enable only large suppliers with the requisite quality certifications to compete effectively. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.

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

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the steel, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 35% to 40% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry, while our industrial ovens provide heating and curing for bottling and other applications. We also engineer and install mechanical forging presses, and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

Sales and Marketing

Supply Technologies markets its products and services in the United States, Mexico, Canada, Western and Eastern Europe and East and South Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Aluminum Products primarily markets and sells its products in North America through internal sales personnel. Manufactured Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources. Supply Technologies has multiple sources of supply for its products. An increasing portion of Supply Technologies’ delivered components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. We are dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers.

Customer Dependence

We have thousands of customers who demand quality, delivery and service. Numerous customers have recognized our performance by awarding us with supplier quality awards. The only customer which accounted for more than 10% of our consolidated sales in any of the past three years was International Truck in 2006 and 2005. In September 2005, we entered into an exclusive, multi-year agreement with International Truck to supply a wide range of production components, expiring on December 31, 2008.

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ and Manufactured Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained under the heading “Note B — Industry Segments” of the notes to the consolidated financial statements included herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2007, 2006 and 2005 is incorporated herein by reference.

Recent Developments

The information contained under the heading of “Note C — Acquisitions” of the notes to the consolidated financial statements included herein is incorporated herein by reference.

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

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 24% and 11% of our net sales during the year ended December 31, 2007 from the automobile and heavy-duty truck industries, respectively. International Truck, our largest customer, accounted for approximately 7% of our net sales for the year ended December 31, 2007. The loss of a portion of business to International Truck or any of our other major automotive or heavy-duty truck customers could have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply this customer at current levels.

Our Supply Technologies customers are generally not contractually obligated to purchase products and services from us.

Most of the products and services are provided to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2007, our top seven customers accounted for approximately 21% of our net sales and our top customer, International Truck, accounted for approximately 7% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

Three of our substantial customers filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code during 2005 and 2006. Delphi Corp. and Dana Corporation, which are primarily customers of our Manufactured Products and Aluminum Products segments, filed in 2005, while Werner Ladder, which is primarily a customer of the Supply Technologies segment, filed in 2006. Collectively, these bankruptcies reduced our operating income in the aggregate by $1.8 million during 2005 and 2006.

We operate in highly competitive industries.

The markets in which all three of our segments sell their products are highly competitive. Some of our competitors are large companies that have greater financial resources than we have. We believe that the principal competitive factors for our Supply Technologies segment are an approach reflecting long-term business partnership and reliability, sourced product quality and conformity to customer specifications, timeliness of delivery, price and design and engineering capabilities. We believe that the principal competitive factors for our Aluminum Products and Manufactured Products segments are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. The rapidly evolving nature of the markets in which we compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market development more accurately than we do. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than we do to new technologies or evolving customer requirements.

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

Our Supply Technologies business depends upon third parties for substantially all of our component parts.

Supply Technologies purchases substantially all of its component parts from third-party suppliers and manufacturers. Our business is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. Failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our suppliers of component parts, particularly in our Supply Technologies business, may significantly and quickly increase their prices in response to increases in costs of the raw materials, such as steel, that they use to manufacture our component parts. We may not be able to increase our prices commensurate with our increased costs. Consequently, our results of operations and financial condition may be materially adversely affected.

The energy costs involved in our production processes and transportation are subject to fluctuations that are beyond our control and could significantly increase our costs of production.

Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our margins. We experienced widely fluctuating natural gas costs in 2006 and in 2007. We may experience higher than anticipated gas costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in supply could have a material adverse effect on our production and sales levels.

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

As of December 31, 2007, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 550 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Unexpected delays in the shipment of large, long-lead industrial equipment could adversely affect our results of operations in the period in which shipment was anticipated.

Long-lead industrial equipment contracts are a significant and growing part of our business. We primarily use the percentage of completion method to account for these contracts. Nevertheless, under this method, a large proportion of revenues and earnings on such contracts are recognized close to shipment of the equipment. Unanticipated shipment delays on large contracts could postpone recognition of revenue and earnings into future periods. Accordingly, if shipment was anticipated in the fourth quarter of a year, unanticipated shipment delays could adversely affect results of operations in that year.

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

We believe that our information systems are an integral part of the Supply Technologies segment and, to a lesser extent, the Aluminum Products and Manufactured Products segments. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, maintain cost-effective operations, route and re-route orders and provide superior service to our customers. We cannot assure you that a disruption in the operation of our information systems used by Supply Technologies, including the failure of the supply chain management software to function properly, or those used by Aluminum Products and Manufactured Products will not occur. Any such disruption could have a material adverse effect on our financial condition, liquidity and results of operations.

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

As of February 29, 2008, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 26% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 89% of the available square footage was located in the United States. Approximately 45% of the available square footage was owned. In 2007, approximately 33% of the available domestic square footage was used by the Supply Technologies segment, 45% was used by the Manufactured Products segment and 23% by the Aluminum Products segment. Approximately 46% of the available foreign square footage was used by the Supply Technologies segment and 54% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2007.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage	Use

SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450 (2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	112,960	Logistics
	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	St. Paul, MN	Leased	104,425	Logistics
	Allentown, PA	Leased	60,075	Logistics
	Atlanta, GA	Leased	56,000	Logistics
	Dallas, TX	Leased	49,985	Logistics
	Memphis, TN	Leased	48,750	Logistics
	Louisville, KY	Leased	30,000	Logistics
	Nashville, TN	Leased	44,900	Logistics
	Tulsa, OK	Leased	40,000	Logistics
	Austin, TX	Leased	30,000	Logistics
	Kent, OH	Leased	225,000	Manufacturing
	Mississauga,	Leased	117,000	Manufacturing
	Ontario, Canada
	Solon, OH	Leased	62,700	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Delaware, OH	Owned	45,000	Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000	Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000	Manufacturing
	Fremont, IN	Owned	108,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Richmond, IN	Leased/Owned	97,300	Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000	Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000	Manufacturing
	Le Roeulx, Belgium	Owned	120,000	Manufacturing
	Euclid, OH	Leased	60,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Boaz, AL	Owned	100,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Canton, OH	Leased	125,000	Manufacturing
	Madison Heights, MI	Leased	128,000	Manufacturing
	Newport, AR	Leased	200,000	Manufacturing
	Cleveland, OH	Leased	150,000	Manufacturing
	Shanghai, China	Leased	20,500	Manufacturing

(1)	Supply Technologies has 43 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has 16 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

At December 31, 2007, we were a co-defendant in approximately 385 cases asserting claims on behalf of approximately 8,500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Our consolidated financial statements include the accounts of Park-Ohio and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to reversals of a tax valuation allowance in 2006 and 2005, restructuring and unusual charges in 2006 and 2005, and acquisitions during the three years ended December 31, 2007.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. In November 2007, our ILS business changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements.

Sales and pre-tax income continued to grow in 2007, as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments exceeded declines in Supply Technologies segment sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the Supply Technologies segment came both from the October, 2006 acquisition of NABS and from organic sales, while new sales in the Aluminum Products segment primarily reflect new contracts. Sales increased 1%, while operating income increased 4% and income before income taxes increased 8%. Net income declined in 2007 because 2006 earnings were increased by the reversal of the remaining $5.0 million of the Company’s tax valuation allowance. At the end of fourth quarter 2007, the Company adjusted downward the amounts initially recorded for revenue, gross profit and net income by approximately $18.0 million, $4.0 million and $2.6 million, respectively. These adjustments were made to exclude certain costs from suppliers and subcontractors from the percentage of completion calculation that is used to account for long-term industrial equipment contracts. We performed an evaluation to determine if these adjustments recorded in the fourth quarter of 2007 were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which was adopted in 2006. Based on this analysis, we concluded the errors were not material to any individual prior periods and, therefore as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended.

Net sales increased 13% in 2006 compared to 2005, while operating income increased 11%. Net income declined in 2006 because the reversal of the Company’s tax valuation allowance of $5.0 million in 2006 was smaller than the reversal of the valuation allowance of $7.3 million in 2005, and because of higher interest expense in 2006. The tax valuation allowance was substantially eliminated by December 31, 2006, so no further significant reversals occurred to affect income in 2007 or are anticipated in later years. During 2005, net sales increased 15%, and operating income increased 10% as compared to 2004. 2005 operating income was reduced by $1.8 million of restructuring charges ($.8 million reflected in Cost of products sold and $1.0 million in Restructuring and impairment charges).

During the years 2004 through 2007, we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. We have amended our revolving credit facility, most recently in June 2007, to extend its maturity to December 2010, increase the credit limit to $270.0 million subject to an asset-based formula and provide lower interest rate levels.

In October 2006, we acquired all of the capital stock of NABS for $21.2 million in cash. NABS is a premier international supply chain manager of production components, providing services to high technology companies in the computer, electronics, and consumer products industries. NABS had 14 international operations in China, India, Taiwan, Singapore, Ireland, Hungary, Scotland and Mexico plus five locations in the United States.

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

In July 2005, we acquired substantially all the assets of PPG, a provider of supply chain management services for a broad range of production components for $7.0 million cash funded with borrowings from our revolving credit facility, $.5 million in a short-term note payable and the assumption of approximately $13.3 million of trade liabilities. This acquisition added significantly to the customer and supplier bases, and expanded our geographic presence of our Supply Technologies segment.

Accounting Changes and Goodwill

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 required the Company to recognize the funded status ( i.e. , the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FAS 87 and FAS 106, all of which were previously netted against the plans’ funded status in the Company’s Consolidated Balance Sheet in accordance with the provisions of FAS 87 and FAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), we review goodwill annually for potential impairment. This review was performed as of October 1, 2007, 2006 and 2005, using forecasted discounted cash flows, and it was determined that no impairment is required. At December 31, 2007, our balance sheet reflected $101.0 million of goodwill. In 2007, discount rates used ranged from 11.0% to 14.0%, and long-term revenue growth rates ranging from 3.5% to 4.0% were used.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a 50% or less likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. See Note H to the consolidated financial statements, included elsewhere herein, for the impact on the Company’s financial statements and related disclosures.

Results of Operations

2007 versus 2006

Net Sales by Segment:

	Year-Ended				Acquired/
	December 31,			Percent	(Divested)
	2007	2006	Change	Change	Sales

Supply Technologies	$531.4	$598.2	$(66.8)	(11)%	$29.5
Aluminum Products	169.1	154.6	14.5	9%	0.0
Manufactured Products	370.9	303.4	67.5	22%	0.0

Consolidated Net Sales	$1,071.4	$1,056.2	$15.2	1%	$29.5

Consolidated net sales increased by 1% in 2007 compared to 2006, as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments exceeded declines in Supply Technologies segment sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. Supply Technologies sales decreased 11% primarily due to volume reductions in the heavy-duty truck industry, partially offset by $29.5 million of additional sales from the October 2006 acquisition of NABS, the addition of new customers and increases in product range to existing customers. New customers in the Supply Technologies segment came from organic sales, while new sales in the Aluminum Products segment primarily reflect sales to new customers. Aluminum Products sales increased 9% as the sales volumes from new contracts starting production ramp-up exceeded the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 22%, primarily in the induction equipment, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil and gas, aerospace and rail industries. At the end of fourth quarter 2007, the Company adjusted downward the amount initially recorded for revenue by approximately $18.0 million to reflect the exclusion of certain costs from suppliers and subcontractors from the percentage of completion calculation that is used to account for long-term industrial equipment contracts.

Cost of Products Sold & Gross Profit:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change

Consolidated cost of products sold	$912.3	$908.1	$4.2	0%

Consolidated gross profit	$159.1	$148.1	$11.0	7%

Gross margin	14.8%	14.0%

Cost of products sold was relatively flat in 2007 compared to 2006, while gross margin increased to 14.8% from 14.0% in 2006. Supply Technologies gross margin increased slightly, as the margin benefit from sales from the NABS acquisition and new customers outweighed the effect of reduced heavy-truck sales volume and higher restructuring charges in 2007. Supply Technologies 2006 and 2007 cost of products sold included $.8 million and $2.2 million, respectively of inventory related restructuring charges associated with the closure of a manufacturing plant. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and the slow ramp-up of new contract volume. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (“SG&A”) Expenses:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change

Consolidated SG&A expenses	$96.5	$88.9	$7.6	9%
SG&A percent	9.0%	8.4%

Consolidated SG&A expenses increased $7.6 million in 2007 compared to 2006, representing a .6% increase in SG&A expenses as a percent of sales. SG&A increased approximately $5.3 million due to the acquisition of NABS. SG&A increased further primarily due to increased expenses related to stock options and restricted stock, the new office building, legal and professional fees and franchise taxes, partially offset by a $1.1 million increase in net pension credits, reflecting higher return on pension plan assets.

Interest Expense:

	Year-Ended
	December 31,			Percent
	2007	2006	Change	Change

Interest expense	$31.6	$31.3	$0.3	1%
Average outstanding borrowings	$383.6	$376.5	$7.1	2%
Average borrowing rate	8.23%	8.31%	8	basis points

Interest expense increased $.3 million in 2007 compared to 2006, due to higher average outstanding borrowings, partially offset by lower average interest rates during 2007. The increase in average borrowings in 2007 resulted primarily from higher working capital and the purchase of NABS in October 2006. The lower average borrowing rate in 2007 was due primarily to decreased interest rates under our revolving credit facility compared to 2006, which increased as a result of actions by the Federal Reserve.

Income Taxes:

	Year-Ended
	December 31,
	2007	2006

Income before income taxes	$31.0	$28.8

Income taxes	$10.0	$3.2
Reversal of tax valuation allowance included in income	0.0	(5.0)

Income taxes, excluding reversal of tax valuation allowance — (Non-GAAP)	$10.0	$8.2

Effective income tax rate	32%	11%
Effective income tax rate excluding reversal of tax valuation allowance — (Non-GAAP)	32%	28%

In the fourth quarter of 2006, the Company reversed $5.0 million of its deferred tax asset valuation allowance, increasing net income for that year and substantially eliminating this reserve. Based on strong recent and projected earnings, the Company determined that it was more likely than not that its deferred tax asset would be realized.

The provision for income taxes was $10.0 million in 2007 compared to $3.2 million in 2006, which was reduced by the $5.0 million reversal of our deferred tax asset valuation allowance. The effective income tax rate was 32% in 2007, compared to 11% in 2006. Excluding the reversal of the tax valuation allowance in 2006, the Company provided $8.2 million of income taxes, a 28% effective income tax rate. We are presenting taxes and tax rates without the tax benefit of the tax valuation allowance reversal to facilitate comparison between the periods.

The Company’s net operating loss carryforward precluded the payment of most cash federal income taxes in both 2007 and 2006, and should similarly preclude such payments in 2008 and substantially reduce them in 2009. At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $41.6 million, which will expire between 2021 and 2027.

Results of Operations

2006 versus 2005

Net Sales by Segment:

	Year Ended				Acquired/
	December 31,			Percent	(Divested)
	2006	2005	Change	Change	Sales

Supply Technologies	$598.2	$532.6	$65.6	12%	$38.7
Aluminum products	154.6	159.1	(4.5)	(3)%	0.0
Manufactured products	303.4	241.2	62.2	26%	22.9

Consolidated Net Sales	$1,056.2	$932.9	$123.3	13%	$61.6

Net sales increased by 13% in 2006 compared to 2005. Supply Technologies sales increased primarily due to the October 2006 acquisition of NABS, a full year of sales of PPG in 2006 (acquired in July 2005), general economic growth, particularly as a result of significant growth in the heavy-duty truck industry, the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased in 2006 primarily due to contraction of automobile and light truck production in North America. Manufactured Products sales increased in 2006 primarily in the induction equipment, pipe threading equipment and forging businesses. Of this increase, $22.9 million was due to the acquisitions of Lectrotherm and Foundry Service by the induction business in December 2005 and January 2006, respectively.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,			Percent
	2006	2005	Change	Change

Consolidated cost of products sold	$908.1	$796.3	$111.8	14%

Consolidated gross profit	$148.1	$136.6	$11.5	8%

Gross Margin	14.0%	14.6%

Cost of products sold increased 14% in 2006 compared to 2005, while gross margin decreased to 14.0% from 14.6% in 2005. Supply Technologies gross margin decreased primarily due to PPG restructuring costs. Aluminum Products gross margin decreased due to volume reductions, product mix and pricing changes, plus the cost of preparations for new contracts due to start production in early 2007. Gross margin in the Manufactured Products segment decreased slightly, primarily as a result of operational and pricing issues in the Company’s rubber products business.

SG&A Expenses:

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

Income Taxes:

	Year Ended December 31,
	2006	2005

Income before income taxes	$28.8	$27.3
Income taxes (benefit)	$3.2	$(4.3)
Reversal of tax valuation allowance included in income	(5.0)	(7.3)

Income taxes, excluding reversal of tax valuation allowance — (Non-GAAP)	$8.2	$3.0

Effective income tax rate (benefit)	11%	(16)%
Effective income tax rate excluding reversal of tax valuation allowance — (Non-GAAP)	28%	11%

In the fourth quarters of 2006 and 2005, the Company reversed $5.0 million and $7.3 million, respectively, of its deferred tax asset valuation allowance, substantially eliminating this reserve. Based on strong recent and projected earnings, the Company has determined that it is more likely than not that its deferred tax asset will be realized. The tax valuation allowance reversals resulted in increases to net income for both of these quarters. In 2006, the Company began recording a quarterly provision for federal income taxes, resulting in a total effective income tax rate of approximately 28%. The Company’s net operating loss carryforward precluded the payment of cash federal income taxes in 2006.

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

Allowance for Doubtful Accounts:  Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Writeoffs of accounts receivable have historically been low.

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

Impairment of Long-Lived Assets:  Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During 2005 and 2003, the Company decided to exit certain under-performing product lines and to close or consolidate certain operating facilities and, accordingly, recorded restructuring and impairment charges as discussed above and in Note M to the consolidated financial statements included elsewhere herein.

Restructuring:  We recognize costs in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“EITF 94-3”), and SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” for charges prior to 2003. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

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

Goodwill:  We adopted FAS 142 as of January 1, 2002. Under FAS 142, we are required to review goodwill for impairment annually or more frequently if impairment indicators arise. We have completed the annual impairment test as of October 1, 2007, 2006, 2005 and 2004 and have determined that no goodwill impairment existed as of those dates.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company in 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of adoption of FAS 159 on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. FAS 141(R) is effective, on a prospective basis, for the Company in 2009. The Company is currently evaluating the impact of adopting FAS 141(R) on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for the Company in 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting FAS 160 on the Company’s financial position and results of operations.

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

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $145.4 million at December 31, 2007. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.4 million for the year ended December 31, 2007.

Our foreign subsidiaries generally conduct business in local currencies. During 2007, we recorded a favorable foreign currency translation adjustment of $7.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts for steel but have entered into forward purchase contracts for a portion of our anticipated natural gas usage through April 2008.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note J to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, effective December 31, 2006. As discussed in Note H to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Incomes Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited Park-Ohio Industries, Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Industries, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

•	Management has identified a material weakness in controls related to the Company’s revenue recognition process.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 13, 2008, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the internal control criteria, Park-Ohio Industries, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 13, 2008

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$13,077	$20,872
Accounts receivable, less allowances for doubtful accounts of $3,724 in 2007 and $4,305 in 2006	172,357	181,893
Inventories	215,409	223,936
Deferred tax assets	21,897	34,142
Unbilled contract revenue	24,817	16,886
Other current assets	19,757	12,829

Total Current Assets	467,314	490,558
Property, plant and equipment:
Land and land improvements	3,177	3,188
Buildings	39,977	36,197
Machinery and equipment	220,334	205,945

	263,488	245,330
Less accumulated depreciation	159,896	146,352

	103,592	98,978
Other Assets:
Goodwill	100,997	98,180
Net assets held for sale	3,330	4,576
Other	94,185	91,377

	$769,418	$783,669

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$121,870	$132,859
Accrued expenses	66,923	77,834
Current portion of long-term debt	2,362	3,310
Current portion of other postretirement benefits	2,041	2,563

Total Current Liabilities	193,196	216,566
Long-Term Liabilities, less current portion 8.375% senior subordinated notes due 2014	210,000	210,000
Revolving credit	145,400	156,700
Other long-term debt	2,287	4,790
Deferred tax liability	22,722	32,089
Other postretirement benefits and other long-term liabilities	24,017	24,434

	404,426	428,013
Shareholder’s Equity
Common stock, par value $1 per share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	88,868	68,422
Accumulated other comprehensive loss	18,084	5,824

	171,796	139,090

	$769,418	$783,669

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net sales	$1,071,441	$1,056,246	$932,900
Cost of products sold	912,337	908,095	796,283

Gross profit	159,104	148,151	136,617
Selling, general and administrative expenses	96,523	88,940	81,368
Restructuring and impairment charges (credits)	-0-	(809)	943

Operating income	62,581	60,020	54,306
Interest expense	31,551	31,267	27,056

Income before income taxes	31,030	28,753	27,250
Income taxes (benefit)	9,976	3,218	(4,323)

Net income	$21,054	$25,535	$31,573

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2005	$-0-	$64,844	$11,314	$(1,676)	$74,482
Comprehensive income (loss):
Net income			31,573		31,573
Foreign currency translation adjustment				94	94
Minimum pension liability				(520)	(520)

Comprehensive income					31,147

Balance at December 31, 2005	-0-	64,844	42,887	(2,102)	105,629
Comprehensive income (loss):
Net income			25,535		25,535
Foreign currency translation adjustment				2,128	2,128
Minimum pension liability				5,358	5,358

Comprehensive income					33,021
Adjustment recognized upon adoption of FAS 158 (net of income tax of $404)				440	440

Balance at December 31, 2006	-0-	64,844	68,422	5,824	139,090
Adjustment relating to adoption of FIN 48			(608)		(608)
Comprehensive income:
Net income			21,054		21,054
Foreign currency translation adjustment				7,328	7,328
Pension and postretirement benefit adjustments, net of income tax of $2,834				4,932	4,932

Comprehensive income					33,314

Balance at December 31, 2007	$-0-	$64,844	$88,868	$18,084	$171,796

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$21,054	$25,535	$31,573
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,469	20,037	17,261
Restructuring and impairment charges (credits)	2,214	(9)	1,776
Deferred income taxes	4,342	(4,361)	(6,946)
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	9,536	(16,219)	5,507
Inventories	8,527	(28,443)	(1,699)
Accounts payable and accrued expenses	(21,900)	16,760	(934)
Other	(15,410)	(8,539)	(12,043)

Net cash provided by operating activities	28,832	4,761	34,495
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(21,876)	(19,256)	(20,295)
Business acquisitions, net of cash acquired	-0-	(23,271)	(12,181)
Proceeds from sale-leaseback transactions	-0-	9,420	-0-

Proceeds from the sale of assets held for sale	-0-	3,200	1,100

Net cash used by investing activities	(21,876)	(29,907)	(31,376)
FINANCING ACTIVITIES
Proceeds from bank arrangements, net	-0-	28,150	8,342
Payments on bank arrangements and long-term debt, net	(14,751)	-0-	-0-

Net cash (used) provided by financing activities	(14,751)	28,150	8,342
(Decrease) Increase in cash and cash equivalents	(7,795)	3,004	11,461
Cash and cash equivalents at beginning of year	20,872	17,868	6,407

Cash and cash equivalents at end of year	$13,077	$20,872	$17,868

Income taxes paid	$6,170	$5,291	$881
Interest paid	30,194	28,997	24,173

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005
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

Inventories:  Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value. Inventory reserves were $20,432 and $22,978 at December 31, 2007 and 2006, respectively.

Major Classes of Inventories

	December 31,
	2007	2006

Finished goods	$129,074	$143,071
Work in process	26,249	42,405
Raw materials and supplies	60,086	38,460

	$215,409	$223,936

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

Accounting for Asset Retirement Obligations:  In accordance with FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”, “Accounting for Asset Retirement Obligations”, the Company has identified certain conditional asset retirement obligations at various current manufacturing facilities. These obligations relate primarily to asbestos abatement. Using investigative, remediation, and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant and management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. Management expects these contingent asset retirement obligations to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. On November 16, 2007, the Company entered into a five-year Accounts Receivable Purchase Agreement whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. During 2007, we sold approximately $10,400 of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”) sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2007, a loss in the amount of $84 related to the sale of accounts

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable is recorded in the Consolidated Statements of Income. This loss represented implicit interest on the transactions.

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

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2007, the Company had uncollateralized receivables with five customers in the automotive and heavy-duty truck industries, each with several locations, aggregating $22,703, which represented approximately 13% of the Company’s trade accounts receivable. During 2007, sales to these customers amounted to approximately $179,367, which represented approximately 16% of the Company’s net sales.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” An Interpretation of FASB Statement No. 109 (“FIN 48”)” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 as of January 1, 2007. See Note H for the impact of such adoption on the Company’s financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company in 2008. The Company is currently evaluating the impact of adopting this statement on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would also be required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company in 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact of adoption of FAS 159 on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. FAS 141(R) is effective, on a prospective basis, for the Company in 2009. The Company is currently evaluating the impact of adopting FAS 141(R) on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for the Company in 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting FAS 160 on the Company’s financial position and results of operations.

Reclassification:  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE B —	Industry Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. In November 2007, our Integrated Logistics Solutions segment changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process. Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Total Supply Managementtm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products manufactures cast

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

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

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2007	2006	2005

Net sales:
Supply Technologies	$531,417	$598,228	$532,624
Aluminum Products	169,118	154,639	159,053
Manufactured Products	370,906	303,379	241,223

	$1,071,441	$1,056,246	$932,900

Income before income taxes:
Supply Technologies	$27,175	$38,383	$34,814
Aluminum Products	3,020	3,921	9,103
Manufactured Products	45,798	28,991	20,630

	75,993	71,295	64,547
Corporate costs	(13,412)	(11,275)	(10,241)
Interest expense	(31,551)	(31,267)	(27,056)

	$31,030	$28,753	$27,250

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Identifiable assets:
Supply Technologies	$354,165	$382,101	$323,176
Aluminum Products	98,524	98,041	101,489
Manufactured Products	231,459	206,089	169,004
General corporate	85,270	97,438	71,056

	$769,418	$783,669	$664,725

Depreciation and amortization expense:
Supply Technologies	$4,832	$4,365	$4,575
Aluminum Products	8,563	7,892	7,484
Manufactured Products	6,723	6,960	4,986
General corporate	351	820	216

	$20,469	$20,037	$17,261

Capital expenditures:
Supply Technologies	$7,751	$2,447	$2,070
Aluminum Products	4,775	5,528	10,473
Manufactured Products	6,534	12,548	7,266
General corporate	2,816	(1,267)	486

	$21,876	$19,256	$20,295

The Company had sales of $77,389 in 2007, $146,849 in 2006 and $107,853 in 2005 to International Truck, which represented approximately 7%, 14% and 12% of consolidated net sales for each respective year.

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2007	2006	2005

United States	70%	76%	79%
Asia	9%	5%	5%
Canada	5%	9%	7%
Mexico	6%	4%	3%
Europe	6%	4%	2%
Other	4%	2%	4%

	100%	100%	100%

At December 31, 2007, 2006 and 2005, approximately 85%, 90% and 86%, respectively, of the Company’s assets were maintained in the United States.

NOTE C —	Acquisitions

In October 2006, the Company acquired all of the capital stock of NABS, Inc. (“NABS”) for $21,201 in cash. NABS is a premier international supply chain manager of production components, providing services

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to high technology companies in the computer, electronics, and consumer products industries. NABS has 17 operations across Europe, Asia, Mexico and the United States. The acquisition was funded with borrowings under the Company’s revolving credit facility.

The purchase price and results of operations of NABS prior to its date of acquisition were not deemed significant as defined in Regulation S-X. The results of operations for NABS have been included since October 18, 2006. The final allocation of the purchase price has been performed based on the assignments of fair values to assets acquired and liabilities assumed. The final allocation of the purchase price is as follows:

Cash acquisition price, less cash acquired	$20,053
Assets
Accounts receivable	(11,460)
Inventories	(4,326)
Other current assets	(201)
Equipment	(365)
Intangible assets subject to amortization	(8,020)
Other assets	(724)
Liabilities
Accounts payable	9,905
Accrued expenses and other current liabilities	4,701
Deferred tax liability	3,128

Goodwill	$12,691

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance and	Exit and
	Personnel	Relocation	Total

Balance at October 18, 2006	$-0-	$-0-	$-0-
Add: Accruals	650	250	900
Less: Payments	(136)	(46)	(182)

Balance at December 31, 2006	514	204	718
Add: Accruals	-0-	-0-	-0-
Less: Payments	(514)	(204)	(718)

Balance at December 31, 2007	$-0-	$-0-	$-0-

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a plan for integration activities. In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balance is as follows:

	Severance	Exit and
	and Personnel	Relocation	Total

Balance at June 30, 2005	$-0-	$-0-	$-0-
Add: Accruals	250	1,750	2,000
Less: Payments	(551)	(594)	(1,145)
Transfers	400	(400)	-0-

Balance at December 31, 2005	$99	$756	$855
Less: Payments and adjustments	(43)	(417)	(460)
Transfers	(17)	17	-0-

Balance at December 31, 2006	$39	$356	$395
Less: Payments and adjustments	(39)	(356)	(395)

Balance at December 31, 2007	$-0-	$-0-	$-0-

NOTE D — FAS 142, “Goodwill and Other Intangible Assets”

In accordance with the provisions of FAS 142, the Company has completed its annual goodwill impairment tests as of October 1, 2007, 2006 and 2005, and has determined that no impairment of goodwill existed as of those dates.

The following table summarizes the carrying amount of goodwill for the years ended December 31, 2007 and December 31, 2006 by reporting segment.

	Goodwill at	Goodwill at
Reporting Segment	December 31, 2007	December 31, 2006

Supply Technologies	$80,249	$77,732
Aluminum Products	16,515	16,515
Manufactured Products	4,233	3,933

	$100,997	$98,180

The increase in the goodwill in the Manufactured Products segment during 2007 results from foreign currency fluctuations. The increase in the goodwill in the Supply Technologies segment during 2007 results from the final purchase price adjustment of the NABS acquisition of $1,714 and foreign currency fluctuations.

Other intangible assets were acquired in connection with the acquisition of NABS. Information regarding other intangible assets as of December 31, 2007 follows:

	Acquisition	Accumulated
	Costs	Amortization	Net

Non-contractual customer relationships	$7,200	$600	$6,600
Other	820	124	696

	$8,020	$724	$7,296

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2007	2006

Pension assets	$70,558	$60,109
Deferred financing costs	4,225	5,618
Tooling	543	1,501
Software development costs	3,461	6,368
Deferred tax assets	-0-	6,555
Intangible assets subject to amortization	7,504	8,779
Other	7,894	2,447

Totals	$94,185	$91,377

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2007	2006

Accrued salaries, wages and benefits	$17,399	$17,349
Advance billings	16,387	26,729
Warranty and project accruals	7,322	4,820
Interest payable	2,683	3,232
State and local taxes	5,607	5,746
Sundry	17,525	19,958

Totals	$66,923	$77,834

Substantially all advance billings, warranty and project accruals relate to the Company’s capital equipment businesses.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Balance at beginning of year	$3,557	$3,566	$4,281
Claims paid during the year	(2,402)	(2,984)	(3,297)
Warranty expense	4,526	2,797	2,593
Acquired warranty liabilities	-0-	178	-0-
Other	118	-0-	(11)

Balance at end of year	$5,799	$3,557	$3,566

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2007	2006

8.375% senior subordinated notes due 2014	$210,000	$210,000
Revolving credit facility maturing on December 31, 2010	145,400	156,700
Industrial development revenue bonds maturing in 2012 at interest rates from 2.00% to 4.15%	-0-	3,114
Other	4,649	4,986

	360,049	374,800
Less current maturities	2,362	3,310

Total	$357,687	$371,490

Maturities of long-term debt during each of the five years following December 31, 2007 are approximately $2,362 in 2008, $330 in 2009, $147,332 in 2010, $24 in 2011 and $-0- in 2012.

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $270,000. The credit agreement, as recently amended, provides lower interest rate brackets and modified certain covenants to provide greater flexibility. The Credit Agreement currently contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2007, the Company had approximately $70,429 of unused borrowing capacity available under the Credit Agreement. Interest is payable quarterly at either the bank’s prime lending rate (7.25% at December 31, 2007) or, at the Company’s election, at LIBOR plus .75% to 1.75%. The Company’s ability to elect LIBOR-based interest rates as well as the overall interest rate are dependent on the Company’s Debt Service Coverage Ratio, as defined in the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2007, in addition to amounts borrowed under the Credit Agreement, there was $12,723 outstanding primarily for standby letters of credit. An annual fee of .25% is imposed by the bank on the unused portion of available borrowings. The Credit Agreement expires on December 31, 2010 and borrowings are secured by substantially all of the Company’s assets.

A foreign subsidiary of the Company had outstanding standby letters of credit of $11,968 at December 31, 2007 under its credit arrangement.

The 8.375% senior subordinated notes due 2014 (“8.375% Notes”) are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2007, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 7.4% at December 31, 2007.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, borrowings under the Credit Agreement and the 8.375% Notes approximate fair value at December 31, 2007 and 2006.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The approximate fair value of the 8.375% Notes was $189,000 and $195,300 at December 31, 2007 and 2006, respectively.

NOTE H — Income Taxes

Income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Current payable (benefit):
Federal	$(9)	$2,355	$165
State	299	432	198
Foreign	5,344	4,792	2,260

	5,634	7,579	2,623
Deferred:
Federal	3,639	(1,093)	(7,300)
State	198	(1,521)	-0-
Foreign	505	(1,747)	354

	4,342	(4,361)	(6,946)

Income taxes (benefit)	$9,976	$3,218	$(4,323)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2007	2006	2005

Tax at statutory rate	$10,911	$9,571	$9,189
Effect of state income taxes, net	266	(1,240)	129
Effect of foreign operations	(1,082)	(1,441)	(151)
Medicare subsidy	196	(126)	(795)
FIN 48	471	-0-	-0-
Valuation allowance	238	(4,806)	(12,093)
Prior years adjustments	(848)	889	50
Research and development credit	(206)	(250)	(237)
Nondeductible expenses	572	417	53
Foreign tax credit	(501)	-0-	-0-
Other, net	(41)	204	(468)

Total	$9,976	$3,218	$(4,323)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Postretirement benefit obligation	$7,604	$9,409
Inventory	10,969	12,493
Net operating loss and credit carryforwards	21,544	18,626
Other — net	9,223	11,616

Total deferred tax assets	49,340	52,144
Deferred tax liabilities:
Tax over book depreciation	13,354	12,858
Pension	26,071	22,693
Inventory	864	889
Intangible assets	2,955	3,127
Deductible goodwill	4,704	3,452

Total deferred tax liabilities	47,948	43,019

Net deferred tax assets prior to valuation allowances	1,392	9,125
Valuation allowances	(2,217)	(316)

Net deferred tax (liability) asset	$(825)	$8,809

At December 31, 2007, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $41,602 which expires between 2021 and 2027. Foreign net operating losses of $1,389 have no expiration date. The tax benefit of the U.S. federal net operating loss is $13,053, which has been reduced by $1,508 of FIN 48 liabilities. The Company also has $1,614 of state tax benefit related to state net operating losses which expire between 2011 and 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities).

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2004 through 2007 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2004, the Company was in a cumulative three-year loss position and determined it was not more likely than not that its net deferred tax assets will be realized. Therefore, as of December 31, 2004, the Company had a full valuation allowance against its U.S. net deferred tax asset and a portion of its foreign net operating loss carryforwards. As of December 31, 2005, the Company was no longer in a three-year cumulative loss position and after consideration of the relevant positive and negative evidence, the Company determined a full valuation allowance was no longer appropriate. Accordingly, the Company reversed a portion of its valuation allowance and recognized a $7,300 tax benefit related to its US net deferred tax asset as it has been determined the realization of this amount was more likely than not. As of December 31, 2006, the Company determined that it was more likely than not that it would be able to realize most of its deferred tax assets in the future and released $4,806 of the valuation allowance. As of December 31, 2006, the Company also recognized a tax benefit for net operating losses of $1,284 for state income taxes which it has determined are more likely than not will be fully realized in the future.

The Company recorded a deferred tax asset for a capital loss carryforward that was generated in 2005 in the amount of $4,750 which expires in 2010. During 2007, the Company was able to offset the loss with

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital gains in the amount of $1,772. The Company has recorded a valuation allowance against the remaining balance of the capital loss carryforward of $2,978 as it is not considered more likely than not that this amount will be fully realized in the future.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $608 increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was approximately $4,691. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit — January 1, 2007	$4,691
Gross Increases — Tax Positions in Prior Period	72
Gross Decreases — Tax Positions in Prior Period	(133)
Gross Increases — Tax Positions in Current Period	625
Settlements	-0-
Lapse of Statute of Limitations	-0-

Unrecognized Tax Benefit — December 31, 2007	$5,255

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $57 in net interest and penalties. The Company had approximately $537 and $480 for the payment of interest and penalties accrued at December 31, 2007 and January 1, 2007, respectively. At December 31, 2007, the Company had total recognized tax benefits of $5,255, of which $4,311 would impact the effective tax rate if recognized. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

At December 31, 2007, the Company has research and development credit carryforwards of approximately $2,689, which expire between 2010 and 2027. The Company also has foreign tax credit carryforwards of $1,213, which expire between 2015 and 2017, and alternative minimum tax credit carryforwards of $1,214, which have no expiration date.

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

NOTE J — Pensions and Postretirement Benefits

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FAS 158. FAS 158 required the Company to recognize the funded status (i.e., the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the “postretirement benefit plans”) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of FAS 87 and FAS 106, all of which were previously netted against the plans’ funded status in the company’s Consolidated Balance Sheet in accordance with the provisions of FAS 87 and FAS 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

The incremental effects of adopting the provisions of FAS 158 on the company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of FAS 158 had no effect on the Company’s Consolidated Statement of Income for the year ended December 31, 2006 and 2005, respectively, and it will not effect the Company’s operating results in subsequent periods.

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting FAS	Adopting FAS	at December 31,
	No. 158	No. 158	2006

Assets
Other non-current assets	$83,493	$7,884	$91,377

Total assets	$775,785	$7,884	$783,669

Liabilities and Shareholder’s Equity:
Pension and postretirement benefit liabilities	$15,951	$7,040	$22,989
Deferred income taxes	12,880	404	13,284
Accumulated other comprehensive income	-0-	440	440

Total liabilities and shareholder’s equity	$775,785	$7,884	$783,669

In the table presented above, deferred income taxes represent current and non-current deferred income tax assets on the Consolidated Balance Sheet as of December 31, 2006. In addition, pension and postretirement benefit liabilities represent salaries, wages and benefits, accrued pension cost and accrued postretirement benefits costs on the Consolidated Balance Sheet as of December 31, 2006.

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2008 are $(117), $137 and $(47), respectively.

The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2008 are $200 and $(52), respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2006 and 2005:

			Postretirement
	Pension		Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$52,387	$54,734	$22,989	$22,843
Service cost	334	426	180	199
Curtailment and settlement	80	12	-0-	(254)
Interest cost	2,842	2,915	1,103	1,292
Amendments	-0-	-0-	-0-	(1,106)
Actuarial losses (gains)	(2,571)	(580)	(2,990)	3,047
Benefits and expenses paid, net of contributions	(4,752)	(5,120)	(2,571)	(3,032)

Benefit obligation at end of year	$48,320	$52,387	$18,711	$22,989

Change in plan assets
Fair value of plan assets at beginning of year	$112,496	$101,639	$-0-	$-0-
Actual return on plan assets	11,134	15,977	-0-	-0-
Company contributions	-0-	-0-	2,571	3,032
Curtailments and settlement	-0-	-0-	-0-	-0-
Benefits and expenses paid, net of contributions	(4,752)	(5,120)	(2,571)	(3,032)

Fair value of plan assets at end of year	$118,878	$112,496	$-0-	$-0-

Funded (underfunded) status of the plan	$70,558	$60,109	$(18,711)	$(22,989)

Amounts recognized in the consolidated balance sheets consist of:

			Postretirement
	Pension		Benefits
	2007	2006	2007	2006

Noncurrent assets	$70,558	$60,109	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	12,786	13,387
Current liabilities	-0-	-0-	2,041	2,564
Accumulated other comprehensive (income) loss	(12,756)	(8,144)	3,884	7,038

Net amount recognized at the end of the year	$57,802	$51,965	$18,711	$22,989

Amounts recognized in accumulated other comprehensive income
Net actuarial loss/(gain)	$(13,005)	$(8,452)	$3,936	$7,153
Net prior service cost (credit)	509	646	(52)	(115)
Net transition obligation (asset)	(260)	(338)	-0-	-0-

Accumulated other comprehensive income	$(12,756)	$(8,144)	$3,884	$7,038

As of December 31, 2007 and 2006, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2007 and 2006 and target allocation for 2008 are as follows:

		Plan Assets
	Target 2008	2007	2006

Asset Category
Equity securities	60-70%	64.8%	65.1%
Debt securities	20-30	24.2	25.7
Other	7-15	11.0	9.2

	100%	100%	100%

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected return on plan assets	8.25%	8.50%	8.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2007, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2007 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service costs	$334	$426	$364	$180	$199	$145
Interest costs	2,842	2,915	3,194	1,103	1,292	1,281
Expected return on plan assets	(9,049)	(8,408)	(8,804)	-0-	-0-	-0-
Transition obligation	(38)	(48)	(49)	-0-	-0-	-0-
FAS 88 one-time charge	80	297	-0-	-0-	-0-	-0-
Amortization of prior service cost	138	182	163	(63)	(63)	(69)
Recognized net actuarial (gain) loss	13	99	(224)	227	374	106

Benefit (income) costs	$(5,680)	$(4,537)	$(5,356)	$1,447	$1,802	$1,463

Other changes in plan assets and benefit obligations recognized in other comprehensive income(a)
AOCI at beginning of year	$(8,144)	$5,358	N/A	$7,038	$-0-	N/A
Net loss/(gain)	(4,499)			(2,990)
Recognition of prior service cost/(credit)	(138)	-0-	N/A	63	-0-	N/A
Recognition of loss/(gain)	25	-0-	N/A	(227)	-0-	N/A
Decrease prior to adoption of SFAS No. 158	-0-	(5,358)	N/A	-0-	-0-	N/A
Increase (decrease) due to adoption of SFAS No. 158	-0-	(8,144)	N/A	-0-	7,038	N/A

Total recognized in other comprehensive income at end of year	$(12,756)	$(8,144)	N/A	$3,884	$7,038	N/A

(a)	These disclosures are not applicable to 2005 defined benefit pension plans and postretirement plans due to FAS No. 158 being effective for the year ended December 31, 2006.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2008	$4,235	$2,243	$202	$2,041
2009	4,217	2,223	205	2,018
2010	4,138	2,185	204	1,981
2011	4,053	2,117	198	1,919
2012	3,957	1,972	195	1,777
2013 to 2017	19,079	8,318	826	7,492

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2007	$121	$(103)
Effect on postretirement benefit obligation as of December 31, 2007	$1,463	$(1,274)

The total contribution charged to pension expense for the Company’s defined contribution plans was $2,068 in 2007, $1,831 in 2006 and $1,753 in 2005. The Company expects to have no contributions to its defined benefit plans in 2008.

NOTE K —	Leases and Sale-leaseback Transactions

Future minimum lease commitments during each of the five years following December 31, 2007 and thereafter are as follows: $13,400 in 2008, $11,106 in 2009, $8,338 in 2010, $5,305 in 2011, $3,812 in 2012 and $12,799 thereafter. Rental expense for 2007, 2006 and 2005 was $14,687, $15,370 and $13,494, respectively.

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

NOTE L — Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Foreign currency translation adjustment	$12,712	$5,384
Pension and postretirement benefit adjustments, net of tax	5,372	440

Total	$18,084	$5,824

NOTE M —	Restructuring and Unusual Charges

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost of
	Products	Asset	Restructuring	Pension
	Sold	Impairment	& Severance	Curtailment	Total

Manufactured Products	$833	$-0-	$400	$152	$1,385
Aluminum Products	-0-	391	-0-	-0-	391

	$833	$391	$400	$152	$1,776

In 2006, the Company recorded restructuring and asset impairment charges associated with its planned closure of a manufacturing facility in the Supply Technologies segment. The charges (credits) were composed of $800 of inventory and tooling included in Cost of Products Sold, $297 of pension curtailment and $(1,106) of postretirement benefit curtailment. In 2007, the Company recorded an additional $2,214 charge for inventory related restructuring charges which are included in Cost of Products Sold.

The accrued liability for severance and exit costs and related cash payments consisted of:

Balance at January 1, 2005	$462
Exit charges recorded in 2005	400
Cash payments made in 2005	(266)

Balance at December 31, 2005	596
Cash payments made in 2006	(312)

Balance at December 31, 2006	284
Cash payments made in 2007	(284)

Balance at December 31, 2007	$-0-

As of December 31, 2006, all of the 525 employees identified in 2001 and all of the 490 employees identified in 2002 had been terminated. The workforce reductions under the restructuring plan consisted of hourly and salaried employees at various operating facilities due to either closure or consolidation. As of December 31, 2007, the Company had an accrued liability of $-0- for future estimated employee severance and plant closing payments.

At December 31, 2007, the Company’s balance sheet reflected assets held for sale at their estimated current value of $3,330 for property, plant and equipment. Net sales for the businesses that were included in net assets held for sale were $-0- in 2007, 2006 and 2005.

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

During 2006, the Company entered into forward contracts for the purpose of hedging exposure to changes in the value of accounts receivable in euros against the U.S. dollar, for a notional amount of $1,000, of which $-0- was outstanding at December 31, 2006. The Company recognized $61 of foreign currency losses upon settlement of the forward contracts in 2006. The Company used no derivative instruments in 2007, and there were no such currency hedge contracts outstanding at December 31, 2007.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of December 31, 2007 and 2006, consolidating condensed statements of income for the years ended December 31, 2007, 2006 and 2005 consolidating condensed statements of cash flows for the years ended December 31, 2007, 2006 and 2005 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(19,232)	$607	$11,626	$20,076	$13,077
Accounts receivable, net	(550)	127,972	44,935	-0-	172,357
Inventories	-0-	174,238	41,171	-0-	215,409
Other current assets	(10,464)	16,364	17,936	20,738	44,574
Deferred tax assets	-0-	-0-	-0-	21,897	21,897

Total Current Assets	(30,246)	319,181	115,668	62,711	467,314
Investment in subsidiaries	397,880	28,729	(28,729)	(397,880)	-0-
Inter-company advances	370,880	349,186	(382)	(719,684)	-0-
Property, Plant and Equipment, net	2,913	77,894	22,785	-0-	103,592
Other Assets:
Goodwill	-0-	93,029	7,968	-0-	100,997
Other	47,176	47,364	949	2,026	97,515

Total Other Assets	47,176	140,393	8,917	2,026	198,512

Total Assets	$788,603	$915,383	$118,259	$(1,052,827)	$769,418

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$4,141	$75,879	$22,339	$19,511	$121,870
Accrued expenses	(9,477)	45,962	18,259	12,179	66,923
Current portion of long-term liabilities	-0-	185	2,138	2,080	4,403

Total Current Liabilities	(5,336)	122,026	42,736	33,770	193,196
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	145,400	-0-	-0-	-0-	145,400
Other long-term debt	-0-	776	1,551	(40)	2,287
Deferred tax liability	(3,366)	-0-	2,101	23,987	22,722
Other postretirement benefits and other long-term liabilities	4,125	52,689	557	(33,354)	24,017

Total Long-Term Liabilities	356,159	53,465	4,209	(9,407)	404,426
Inter-company advances	279,672	398,938	20,947	(699,557)	-0-
Shareholder’s Equity	158,108	340,954	50,367	(377,633)	171,796

Total Liabilities and Shareholder’s Equity	$788,603	$915,383	$118,259	$(1,052,827)	$769,418

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(15,770)	$570	$12,382	$23,690	$20,872
Accounts receivable, net	(1,043)	147,834	35,102	-0-	181,893
Inventories	-0-	187,649	36,287	-0-	223,936
Other current assets	3,362	12,278	8,575	9,927	34,142
Deferred tax assets	-0-	-0-	-0-	29,715	29,715

Total Current Assets	(13,451)	348,331	92,346	63,332	490,558
Investment in subsidiaries	388,117	17,169	(17,169)	(388,117)	-0-
Inter-company advances	338,471	531,453	4,427	(874,351)	-0-
Property, Plant and Equipment, net	448	83,478	15,052	-0-	98,978
Other Assets:
Goodwill	(5,514)	96,830	6,864	-0-	98,180
Other	52,312	40,599	719	2,323	95,953

Total Other Assets	46,798	137,429	7,583	2,323	194,133

Total Assets	$760,383	$1,117,860	$102,239	$(1,196,813)	$783,669

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,759	$84,003	$21,610	$23,487	$132,859
Accrued expenses	1,579	51,638	12,138	12,479	77,834
Current portion of long-term liabilities	-0-	552	2,758	2,563	5,873

Total Current Liabilities	5,338	136,193	36,506	38,529	216,566
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	156,700	-0-	-0-	-0-	156,700
Other long-term debt	-0-	3,027	1,763	-0-	4,790
Deferred tax liability	-0-	-0-	42	32,047	32,089
Other postretirement benefits and other long-term liabilities	9,199	54,136	2,692	(41,593)	24,434

Total Long-Term Liabilities	375,899	57,163	4,497	(9,546)	428,013
Inter-company advances	242,672	594,730	17,423	(854,825)	-0-
Shareholder’s Equity	136,474	329,774	43,813	(370,971)	139,090

Total Liabilities and Shareholder’s Equity	$760,383	$1,117,860	$102,239	$(1,196,813)	$783,669

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$882,091	$189,350	$-0-	$1,071,441
Cost of sales	-0-	766,495	143,626	2,216	912,337

Gross profit	-0-	115,596	45,724	(2,216)	159,104
Operating Expenses:
Selling, general and administrative expenses	(54,674)	103,919	25,553	21,725	96,523

Operating Income	54,674	11,677	20,171	(23,941)	62,581
Interest expense	30,588	1,793	339	(1,169)	31,551

Income before income taxes	24,086	9,884	19,832	(22,772)	31,030
Income taxes	3,377	216	6,383	-0-	9,976

Net income	$20,709	$9,668	$13,449	$(22,772)	$21,054

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operations	$7,040	$11,812	$9,980	$-0-	$28,832
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(2,816)	(9,156)	(9,904)	-0-	(21,876)

Net cash (used) in investing activities	(2,816)	(9,156)	(9,904)	-0-	(21,876)
Cash flows from financing activities:
Principal payments on long-term debt	(11,300)	(2,619)	(832)	-0-	(14,751)

Net cash (used) by financing activities	(11,300)	(2,619)	(832)	-0-	(14,751)

Increase (decrease) in cash and cash equivalents	(7,076)	37	(756)	-0-	(7,795)
Cash and cash equivalents at beginning of year	7,920	570	12,382	-0-	20,872

Cash and cash equivalents at end of year	$844	$607	$11,626	$-0-	$13,077

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(1,228)	$29,314	$6,409	$-0-	$34,495
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(486)	(17,769)	(2,040)	-0-	(20,295)
Acquisitions, net of cash acquired	-0-	(12,181)	-0-	-0-	(12,181)
Proceeds from sale of assets held for sale	-0-	1,100	-0-	-0-	1,100

Net cash provided (used) in investing activities	(486)	(28,850)	(2,040)	-0-	(31,376)
Cash flows from financing activities:
Proceeds from bank arrangements, net	7,700	(37)	679	-0-	8,342

Net cash provided (used) by financing activities	7,700	(37)	679	-0-	8,342

Increase (decrease) in cash and cash equivalents	5,986	427	5,048	-0-	11,461
Cash and cash equivalents at beginning of year	(643)	199	6,851	-0-	6,407

Cash and cash equivalents at end of year	$5,343	$626	$11,899	$-0-	$17,868

Schedule II

PARK-OHIO INDUSTRIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period
	(Dollars in thousands)

Year Ended December 31, 2007:
Allowances deducted from assets:
Trade receivable allowances	$4,305	$1,609	$(2,190	)(A)	$3,724
Inventory Obsolescence reserve	22,978	4,383	(6,929	)(B)	20,432
Tax valuation allowances	316	1,901	0		2,217
Product warranty liability	3,557	4,526	(2,284	)(C)	5,799

Year Ended December 31, 2006:
Allowances deducted from assets:
Trade receivable allowances	$5,120	$2,330	$(3,145	)(A)	$4,305
Inventory Obsolescence reserve	19,166	7,216	(3,404	)(B)	22,978
Tax valuation allowances	7,011	(4,806)	(1,889	)(D)	316
Product warranty liability	3,566	2,797	(2,806	)(C)	3,557

Year Ended December 31, 2005:
Allowances deducted from assets:
Trade receivable allowances	$3,976	$3,230	$(2,086	)(A)	$5,120
Inventory Obsolescence reserve	18,604	6,704	(6,142	)(B)	19,166
Tax valuation allowances	19,231	(12,220)			7,011
Product warranty liability	4,281	2,593	(3,308	)(C)	3,566

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Excess tax benefit initially recorded in connection with the exercise of stock options.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2007.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2007, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2007, due solely to the material weakness in the Company’s internal control over financial reporting described below in “Management’s assessment of the effectiveness of the Company’s internal control over financial reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the consolidated financial statements included in this annual report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company did not maintain effective internal controls over financial reporting solely as a result of the following material weakness:

•	The Company did not maintain effective controls over the revenue recognition process.

The Company primarily uses the percentage of completion method to account for its long-lead industrial equipment contracts. The Company’s controls did not identify that when initially calculating the percentage of completion in 2007, costs of purchases from certain suppliers and subcontractors were included in costs incurred prior to the Company being invoiced. This resulted in adjustments in 2007 to exclude such costs from the percentage of completion calculation. Management believes that the consolidated financial statements included in this annual report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This attestation report is included at page 28 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is evaluating appropriate changes in internal controls to address the material weakness described above.

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

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2007 and 2006:

	2007	2006

Audit fees	$1,043,000	$1,084,000
Audit-related fees	75,000	83,000
Tax fees	77,800	112,000

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

(a)(1) The following financial statements are included in Part II, Item 8 of this annual report on Form 10-K:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) Exhibits:

The exhibits filed as part of this annual report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC. (Registrant)

By:	/s/ Richard P. Elliott
Richard P. Elliott, Vice President
and Chief Financial Officer

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director
March 28, 2008
* Richard P. Elliott	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 28, 2008

By:	/s/ Richard P. Elliott
Richard P. Elliott, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2007

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Industries, Inc. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Industries, Inc. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
4.1		Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. on June 26, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof).
4.2		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Industries, Inc. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Appendix A to the Definitive Proxy Statement of Park-Ohio Holdings Corp., filed on April 23, 2001, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.