Form 10-Q
period 2008-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2008-05-15
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-43005

Park-Ohio Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization) 6065 Parkland Boulevard, Cleveland, Ohio (Address of principal executive offices)	34-6520107 (I.R.S. Employer Identification No.) 44124 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting Company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2008, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 25.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$22,150	$13,077
Accounts receivable, less allowances for doubtful accounts of $3,468 at March 31, 2008 and $3,724 at December 31, 2007	196,536	172,357
Inventories	224,491	215,409
Deferred tax assets	21,897	21,897
Unbilled contract revenue	26,854	24,817
Other current assets	19,798	19,757

Total Current Assets	511,726	467,314
Property, Plant and Equipment	268,575	263,488
Less accumulated depreciation	165,201	159,896

	103,374	103,592
Other Assets
Goodwill	101,029	100,997
Net assets held for sale	3,330	3,330
Other	100,066	94,185

	$819,525	$769,418

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$124,357	$121,870
Accrued expenses	81,275	66,923
Current portion of long-term debt	2,428	2,362
Current portion of other postretirement benefits	2,041	2,041

Total Current Liabilities	210,101	193,196
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	172,900	145,400
Other long-term debt	2,487	2,287
Deferred tax liability	22,722	22,722
Other postretirement benefits and other long-term liabilities	23,908	24,017

	432,017	404,426
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	93,091	88,868
Accumulated other comprehensive income	19,472	18,084

	177,407	171,796

	$819,525	$769,418

Note:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands, except per share data)

Net sales	$267,090	$267,886
Cost of products sold	228,397	229,277

Gross profit	38,693	38,609
Selling, general and administrative expenses	25,204	24,885

Operating income	13,489	13,724
Interest expense	7,264	8,007

Income before income taxes	6,225	5,717
Income taxes	2,002	2,206

Net income	$4,223	$3,511

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at January 1, 2008	$-0-	$64,844	$88,868	$18,084	$171,796
Comprehensive income:
Net income			4,223		4,223
Foreign currency translation adjustment				1,347	1,347
Pension and postretirement benefit adjustments, net of tax				41	41

Comprehensive income					5,611

Balance at March 31, 2008	$-0-	$64,844	$93,091	$19,472	$177,407

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$4,223	$3,511
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,232	5,247
Changes in operating assets and liabilities:
Accounts receivable	(24,179)	(14,041)
Inventories and other current assets	(11,160)	3,079
Accounts payable and accrued expenses	16,839	(13,765)
Other	(5,366)	3,233

Net Cash Used by Operating Activities	(14,411)	(12,736)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(4,282)	(5,444)

Net Cash Used by Investing Activities	(4,282)	(5,444)
FINANCING ACTIVITIES
Proceeds from debt, net	27,766	17,264

Net Cash Provided by Financing Activities	27,766	17,264

Increase (decrease) in Cash and Cash Equivalents	9,073	(916)
Cash and Cash Equivalents at Beginning of Period	13,077	20,872

Cash and Cash Equivalents at End of Period	$22,150	$19,956

Taxes paid	$2,058	$574
Interest paid	2,238	2,895

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008
(Dollar amounts in thousands)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B —	Segments

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

Results by business segment were as follows:

	Three Months Ended March 31,
	2008	2007

Net sales:
Supply Technologies	$129,233	$138,757
Aluminum Products	40,536	42,087
Manufactured Products	97,321	87,042

	$267,090	$267,886

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended March 31,
	2008	2007

Income before income taxes:
Supply Technologies	$4,707	$6,584
Aluminum Products	(1,055)	750
Manufactured Products	13,222	9,509

	16,874	16,843
Corporate costs	(3,385)	(3,119)
Interest expense	(7,264)	(8,007)

	$6,225	$5,717

	March 31,	December 31,
	2008	2007
Identifiable assets were as follows:
Supply Technologies	$365,461	$354,165
Aluminum Products	107,541	98,524
Manufactured Products	259,003	231,459
General corporate	87,520	85,270

	$819,525	$769,418

NOTE C —	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of FAS 161 on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. FAS 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS 160 will have on its financial position, results of operations and related disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by FAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 apply under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s financial position or results of operations.

As of March 31, 2008, the Company’s financial assets subject to FAS 157 consisted of other investments totaling $5,966. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

NOTE D —	Inventories

The components of inventory consist of the following:

	March 31,	December 31,
	2008	2007

Finished goods	$132,430	$129,074
Work in process	29,266	26,249
Raw materials and supplies	62,795	60,086

	$224,491	$215,409

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

			Postretirement
	Pension Benefits		Benefits
	Three Months
	Ended March 31,
	2008	2007	2008	2007

Service costs	$108	$91	$43	$41
Interest costs	722	701	290	334
Expected return on plan assets	(2,408)	(2,212)	-0-	-0-
Transition obligation	(12)	(2)	-0-	-0-
Amortization of prior service cost	34	34	(13)	(16)
Recognized net actuarial loss	(29)	-0-	71	146

Benefit (income) costs	$(1,585)	$(1,388)	$391	$505

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE F —	Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income	$4,223	$3,511
Foreign currency translation	1,347	618
Pension and post retirement benefit adjustments, net of tax	41	78

Total comprehensive income	$5,611	$4,207

The components of accumulated comprehensive loss at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Foreign currency translation adjustment	$14,059	$12,712
Pension and postretirement benefit adjustments, net of tax	5,413	5,372

	$19,472	$18,084

The pension and postretirement benefit liability amounts are net of deferred taxes of $2,857 and $2,834 at March 31, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2008	2007

Balance at January 1	$5,799	$3,557
Claims paid during the quarter	(983)	(292)
Additional warranties issued during the quarter	2,953	679

Balance at March 31	$7,769	$3,944

NOTE H —	Income Taxes

The effective income tax rate in the first three months of 2008 and 2007 was 32.2% and 38.6%, respectively.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE I — Supplemental Guarantor Information

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2008 and December 31, 2007, consolidating condensed statements of income for the three months ended March 31, 2008 and 2007, consolidating condensed statements of cash flows for the three months ended March 31, 2008 and 2007 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(9,163)	$4,135	$15,526	$11,652	$22,150
Accounts receivable, net	(550)	154,617	42,469	-0-	196,536
Inventories	-0-	180,149	44,342	-0-	224,491
Other current assets	(10,775)	13,837	22,785	20,805	46,652
Deferred tax assets	-0-	-0-	-0-	21,897	21,897

Total Current Assets	(20,488)	352,738	125,122	54,354	511,726
Investment in subsidiaries	410,903	28,750	(28,750)	(410,903)	-0-
Inter-company advances	380,817	323,594	387	(704,798)	-0-
Property, Plant and Equipment, net	2,917	77,922	22,535	-0-	103,374
Other Assets:
Goodwill	-0-	93,028	8,001	-0-	101,029
Other	48,022	51,768	1,580	2,026	103,396

Total Other Assets	48,022	144,796	9,581	2,026	204,425

Total Assets	$822,171	$927,800	$128,875	$(1,059,321)	$819,525

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$1,251	$94,424	$18,506	$10,176	$124,357
Accrued expenses	(6,128)	51,939	23,283	12,181	81,275
Current portion of long-term liabilities	-0-	94	2,335	2,040	4,469

Total Current Liabilities	(4,877)	146,457	44,124	24,397	210,101
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	172,900	-0-	-0-	-0-	172,900
Other long-term debt	-0-	770	1,717	-0-	2,487
Deferred tax liability	(3,345)	-0-	1,931	24,136	22,722
Other postretirement benefits and other long-term liabilities	3,611	52,996	573	(33,272)	23,908

Total Long-Term Liabilities	383,166	53,766	4,221	(9,136)	432,017
Inter-company advances	281,278	376,819	25,907	(684,004)	-0-
Shareholder’s Equity	162,604	350,758	54,623	(390,578)	177,407

Total Liabilities and Shareholder’s Equity	$822,171	$927,800	$128,875	$(1,059,321)	$819,525

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(19,232)	$607	$11,626	$20,076	$13,077
Accounts receivable, net	(550)	127,972	44,935	-0-	172,357
Inventories	-0-	174,238	41,171	-0-	215,409
Other current assets	(10,464)	16,364	17,936	20,738	44,574
Deferred tax assets	-0-	-0-	-0-	21,897	21,897

Total Current Assets	(30,246)	319,181	115,668	62,711	467,314
Investment in subsidiaries	397,880	28,729	(28,729)	(397,880)	-0-
Inter-company advances	370,880	349,186	(382)	(719,684)	-0-
Property, Plant and Equipment, net	2,913	77,894	22,785	-0-	103,592
Other Assets:
Goodwill	-0-	93,029	7,968	-0-	100,997
Other	47,176	47,364	949	2,026	97,515

Total Other Assets	47,176	140,393	8,917	2,026	198,512

Total Assets	$788,603	$915,383	$118,259	$(1,052,827)	$769,418

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$4,141	$75,879	$22,339	$19,511	$121,870
Accrued expenses	(9,477)	45,962	18,259	12,179	66,923
Current portion of long-term liabilities	-0-	185	2,138	2,080	4,403

Total Current Liabilities	(5,336)	122,026	42,736	33,770	193,196
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	145,400	-0-	-0-	-0-	145,400
Other long-term debt	-0-	776	1,551	(40)	2,287
Deferred tax liability	(3,366)	-0-	2,101	23,987	22,722
Other postretirement benefits and other long-term liabilities	4,125	52,689	557	(33,354)	24,017

Total Long-Term Liabilities	356,159	53,465	4,209	(9,407)	404,426
Inter-company advances	279,672	398,938	20,947	(699,557)	-0-
Shareholder’s Equity	158,108	340,954	50,367	(377,633)	171,796

Total Liabilities and Shareholder’s Equity	$788,603	$915,383	$118,259	$(1,052,827)	$769,418

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$220,364	$46,726	$-0-	$267,090
Cost of sales	-0-	194,197	34,200	-0-	228,397

Gross profit	-0-	26,167	12,526	-0-	38,693
Operating expenses:
Selling, general and administrative expenses	(11,092)	16,445	7,164	12,687	25,204

Operating income	11,092	9,722	5,362	(12,687)	13,489
Interest expense	7,039	337	12	(124)	7,264

Income before income taxes	4,053	9,385	5,350	(12,563)	6,225
Income taxes	(56)	-0-	2,058	-0-	2,002

Net income	$4,109	$9,385	$3,292	$(12,563)	$4,223

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$226,666	$41,220	$-0-	$267,886
Cost of sales	-0-	197,790	30,687	800	229,277

Gross profit	-0-	28,876	10,533	(800)	38,609
Operating expenses:
Selling, general and administrative expenses	(12,811)	26,630	6,413	4,653	24,885

Operating income	12,811	2,246	4,120	(5,453)	13,724
Interest expense	7,832	263	62	(150)	8,007

Income before income taxes	4,979	1,983	4,058	(5,303)	5,717
Income taxes	1,571	-0-	635	-0-	2,206

Net income	$3,408	$1,983	$3,423	$(5,303)	$3,511

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(25,738)	$7,475	$3,852	$-0-	$(14,411)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(117)	(3,850)	(315)	-0-	(4,282)

Net cash provided (used) in investing activities	(117)	(3,850)	(315)	-0-	(4,282)
Cash flows from financing activities:
Proceeds from bank arrangements	27,500	-0-	363	-0-	27,863
Principal payments on revolving credit and long term debt	-0-	(97)	-0-	-0-	(97)

Net cash provided (used) by financing activities	27,500	(97)	363	-0-	27,766

Increase (decrease) in cash and cash equivalents	1,645	3,528	3,900	-0-	9,073
Cash and cash equivalents at beginning of period	844	607	11,626	-0-	13,077

Cash and cash equivalents at end of period	$2,489	$4,135	$15,526	$-0-	$22,150

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(26,614)	$11,994	$1,884	$-0-	$(12,736)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(134)	(3,907)	(1,403)	-0-	(5,444)

Net cash provided (used) in investing activities	(134)	(3,907)	(1,403)	-0-	(5,444)
Cash flows from financing activities:
Proceeds from bank arrangements	15,099	-0-	2,293	-0-	17,392
Principal payments on revolving credit and long term debt	-0-	(128)	-0-	-0-	(128)

Net cash provided (used) by financing activities	15,099	(128)	2,293	-0-	17,264

Increase (decrease) in cash and cash equivalents	(11,649)	7,959	2,774	-0-	(916)
Cash and cash equivalents at beginning of period	7,920	570	12,382	-0-	20,872

Cash and cash equivalents at end of period	$(3,729)	$8,529	$15,156	$-0-	$19,956

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007 and the consolidated statement of shareholder’s equity for the three-month period ended March 31, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended, not presented herein; and in our report dated March 13, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
May 9, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. In November 2007, our Integrated Logistics Solutions (ILS) business changed its name to Supply Technologies to better reflect its breadth of services and focus on driving efficiencies throughout the total supply management process. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements.

In the first three months of 2008 sales were essentially flat compared to the same quarter in 2007, while earnings were 20% higher than 2007, as increased profitability in our Manufactured Products segment offset most of the drop in our Supply Technologies and Aluminum Products segments.

Sales and pre-tax income continued to grow in 2007, as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments exceeded declines in Supply Technologies segment sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. New customers in the Supply Technologies segment came both from the October 2006 acquisition of NABS, Inc. and from organic sales, while new sales in the Aluminum Products segment primarily reflect new contracts. Sales increased 1%, while operating income increased 4% and income before income taxes increased 8%. Net income declined in 2007 because 2006 earnings were increased by the reversal of the remaining $5.0 million of the Company’s tax valuation allowance.

During the years 2004 through 2007 we reinforced our long-term availability and attractive pricing of funds by refinancing both of our major sources of borrowed funds: senior subordinated notes and our revolving credit facility. In November 2004, we sold $210.0 million of 8.375% senior subordinated notes due 2014. We have amended our revolving credit facility, most recently in June 2007, to extend its maturity to December 2010, increase the credit limit to $270.0 million subject to an asset-based formula, and provide lower interest rate levels.

Accounting Changes

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of

FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of FAS 161 on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transacations. FAS 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS 160 will have on its financial position, results of operations and related disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by FAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 apply under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s financial position or results of operations.

As of March 31, 2008, the Company’s financial assets subject to FAS 157 consisted of other investments totaling $5,966. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Results of Operations

Three Months 2008 versus Three Months 2007

Net Sales by Segment:

	Three Months
	Ended
	March 31,			Percent
	2008	2007	Change	Change

Supply Technologies	$129.2	$138.8	$(9.6)	(7)%
Aluminum Products	40.6	42.1	(1.5)	(4)%
Manufactured Products	97.3	87.0	10.3	12%

Consolidated Net Sales	$267.1	$267.9	$(0.8)	0%

Net sales were essentially flat in the first three months of 2008 compared to the same period in 2007 as growth in the Manufactured Products segment and new customers in the Supply Technologies and Aluminum Products segments substantially offset declines in Supply Technologies sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007 and reduced automotive sales. Supply Technologies sales decreased 7% primarily due to volume reductions in the heavy-duty truck industry, partially offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 4% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales increased 12% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	March 31,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$228.4	$229.3	$(0.9)	0%

Consolidated gross profit	$38.7	$38.6	$0.1	0%

Gross margin	14.5%	14.4%

Cost of products sold were essentially flat in the first three months of 2008 compared to the same period in 2007, while gross margin increased to 14.5% in the first three months of 2008 from 14.4% in the same period of 2007.

Supply Technologies gross margin decreased slightly, as the effect of reduced heavy-duty truck sales volume outweighed the margin benefit from new sales. Aluminum Products gross margin decreased primarily due to both the costs associated with starting up new contracts and reduced volume. Gross margin in the Manufactured Products segment increased primarily due to increased sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Three Months
	Ended
	March 31,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$25.2	$24.9	$0.3	1%
SG&A percent	9.4%	9.3%

Consolidated SG&A expenses increased 1% in the first three months of 2008 compared to the same period in 2007, representing a .1% increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first three months of 2008 compared to the same period in 2007 primarily due to increased sales volume in the

Manufactured Products Segment, which has higher SG&A expenses as a percentage of sales than the other segments, partially offset by a $.2 million increase in net pension credits, reflecting higher returns on pension plan assets.

Interest Expense:

	Three Months
	Ended
	March 31,			Percent
	2008	2007	Change	Change

Interest expense	$7.3	$8.0	$(0.7)	(9)%
Average outstanding borrowings	$378.8	$387.4	$(8.6)	(2)%
Average borrowing rate	7.71%	8.26%	(55)	basis points

Interest expense decreased $.7 million in the first three months of 2008 compared to the same period of 2007, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the first three months of 2008. The decrease in average borrowings in the first three months of 2008 compared to the same period in 2007 resulted primarily from cash from operations generated in the past twelve months used to repay borrowings. The lower average borrowing rate in the first three months of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007, which rates decreased primarily as a result of actions by the Federal Reserve.

Income Tax:

The provision for income taxes was $2.0 million in the first three months of 2008, a 32% effective income tax rate, compared to income taxes of $2.2 million provided in the corresponding period of 2007, a 39% effective income tax rate. We estimate that the effective tax rate for full-year 2008 will be approximately 36%.

Seasonality; Variability of Operating Results

Our results of operations are typically stronger in the first six months than the last six months of each calendar year due to scheduled plant maintenance in the third quarter to coincide with customer plant shutdowns and due to holidays in the fourth quarter.

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident in the capital equipment businesses, included in the Manufactured Products segment, which typically ship a few large systems per year.

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

The consolidated financial statements at March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $172.9 million at March 31, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the three-month period ended March 31, 2008.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2008, we recorded a favorable foreign currency translation adjustment of $1.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2008, there were no such currency hedge contracts outstanding.

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

The Company primarily uses the percentage of completion method to account for its long-lead industrial equipment contracts. The Company’s controls did not identify that when initially calculating the percentage of completion in 2007, costs of purchases from certain suppliers and subcontractors were included in costs incurred prior to the Company being invoiced. This resulted in adjustments in 2007 to exclude such costs from the percentage of completion calculation. During the first quarter of 2008, the Company remediated the material weakness identified in connection with the percentage of completion contracts by using the actual cost incurred in the calculation of revenue.

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

At March 31, 2008, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,400 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Date: May 14, 2008

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002