Form 10-Q
period 2008-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2008-11-13
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The registrant is a voluntary filer and accordingly, is not required to file reports by Section 13 or 15(d) of the Exchange Act; however the registrant has voluntarily filed all Exchange Act reports during the preceding twelve months.

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2008, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 29.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$28,387	$13,077
Accounts receivable, less allowances for doubtful accounts of $3,026 at September 30, 2008 and $3,724 at December 31, 2007	185,666	172,357
Inventories	236,581	215,409
Deferred tax assets	21,897	21,897
Unbilled contract revenue	21,014	24,817
Other current assets	21,074	19,757

Total Current Assets	514,619	467,314
Property, Plant and Equipment	247,944	263,488
Less accumulated depreciation	155,409	159,896

	92,535	103,592
Other Assets
Goodwill	100,683	100,997
Net assets held for sale	-0-	3,330
Other	103,397	94,185

	$811,234	$769,418

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$136,040	$121,870
Accrued expenses	74,803	66,923
Current portion of long-term debt	8,063	2,362
Current portion of other postretirement benefits	2,041	2,041

Total Current Liabilities	220,947	193,196
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	160,200	145,400
Other long-term debt	2,114	2,287
Deferred tax liability	22,722	22,722
Other postretirement benefits and other long-term liabilities	23,770	24,017

	418,806	404,426
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	64,844	64,844
Retained earnings	91,590	88,868
Accumulated other comprehensive income	15,047	18,084

	171,481	171,796

	$811,234	$769,418

Note:	The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

Net sales	$266,148	$269,104	$819,178	$823,626
Cost of products sold	226,759	226,880	697,361	700,413

Gross profit	39,389	42,224	121,817	123,213
Selling, general and administrative expenses	27,936	23,656	80,164	72,816
Impairment charges	17,480	-0-	17,480	-0-

Operating income (loss)	(6,027)	18,568	24,173	50,397
Interest expense	6,775	7,993	20,672	24,286

Income (loss) before income taxes	(12,802)	10,575	3,501	26,111
Income taxes (benefit)	(4,597)	3,816	779	9,408

Net income (loss)	$(8,205)	$6,759	$2,722	$16,703

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at January 1, 2008	$-0-	$64,844	$88,868	$18,084	$171,796
Comprehensive income (loss):
Net income			2,722		2,722
Foreign currency translation adjustment				(3,160)	(3,160)
Pension and postretirement benefit adjustments, net of tax				123	123

Comprehensive income (loss)					(315)

Balance at September 30, 2008	$-0-	$64,844	$91,590	$15,047	$171,481

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$2,722	$16,703
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,974	15,782
Impairment charges	17,480	-0-
Changes in operating assets and liabilities:
Accounts receivable	(13,309)	(15,751)
Inventories and other current assets	(18,685)	(1,518)
Accounts payable and accrued expenses	22,049	(13,328)
Other	(15,493)	4,665

Net Cash Provided by Operating Activities	10,738	6,553
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(15,756)	(14,292)

Net Cash Used by Investing Activities	(15,756)	(14,292)
FINANCING ACTIVITIES
Proceeds from debt, net	20,328	(311)

Net Cash Provided (Used) by Financing Activities	20,328	(311)

Increase (decrease) in Cash and Cash Equivalents	15,310	(8,050)
Cash and Cash Equivalents at Beginning of Period	13,077	20,872

Cash and Cash Equivalents at End of Period	$28,387	$12,822

Taxes paid	$5,826	$4,386
Interest paid	15,236	18,048

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008
(Dollar amounts in thousands)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales:
Supply Technologies	$131,668	$134,066	$399,452	$403,956
Aluminum Products	35,784	41,188	120,304	131,838
Manufactured Products	98,696	93,850	299,422	287,832

	$266,148	$269,104	$819,178	$823,626

Income (loss) before income taxes:
Supply Technologies	$5,259	$8,288	$16,551	$20,420
Aluminum Products	(17,557)	1,131	(18,674)	3,285
Manufactured Products	10,062	11,619	37,703	35,292

	(2,236)	21,038	35,580	58,997
Corporate costs	(3,791)	(2,470)	(11,407)	(8,600)
Interest expense	(6,775)	(7,993)	(20,672)	(24,286)

Income (loss) before income taxes	$(12,802)	$10,575	$3,501	$26,111

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	September 30,	December 31,
	2008	2007

Identifiable assets were as follows:
Supply Technologies	$394,568	$354,165
Aluminum Products	92,187	98,524
Manufactured Products	277,346	231,459
General corporate	47,133	85,270

	$811,234	$769,418

During the third quarter of 2008, the Company recorded $18,059 of impairment charges associated with the recent volume declines and volatility in the automotive markets (See Note I). Below is a summary of these charges by segment.

		Cost of
	Asset	Products
	Impairment	Sold	Total

Aluminum Products	$13,189	$579	$13,768
Manufactured Products	4,291	-0-	4,291

	$17,480	$579	$18,059

NOTE C —	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FAS 161 are effective for the Company in 2009. The adoption of FAS 161 will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. FAS 160 is required to be adopted prospectively, with limited exceptions, effective for the Company in 2009. The Company is currently evaluating the effect the adoption of FAS 160 will have on its financial position, results of operations and related disclosures.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The pronouncement also establishes presentation and disclosure requirements to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by FAS 159. Therefore, the adoption of FAS 159 did not impact the Company’s financial position or results of operations.

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

As of September 30, 2008, the Company’s financial assets subject to FAS 157 consisted of other investments totaling $7,261. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

NOTE D —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2008	2007

Finished goods	$137,308	$129,074
Work in process	30,052	26,249
Raw materials and supplies	69,221	60,086

	$236,581	$215,409

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits
	Three Months		Nine Months		Postretirement Benefits
	Ended		Ended		Three Months		Nine Months
	September 30,		September 30,		Ended September 30,		Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service costs	$108	$91	$324	$273	$43	$41	$129	$123
Interest costs	722	702	2,166	2,105	290	333	870	1,000
Expected return on plan assets	(2,408)	(2,213)	(7,224)	(6,638)	-0-	-0-	-0-	-0-
Transition obligation	(12)	(2)	(36)	(6)	-0-	-0-	-0-	-0-
Amortization of prior service cost	34	34	102	102	(13)	(16)	(39)	(48)
Recognized net actuarial loss	(29)	-0-	(87)	-0-	71	146	213	438

Benefit (income) costs	$(1,585)	$(1,388)	$(4,755)	$(4,164)	$391	$504	$1,173	$1,513

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE F —	Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(8,205)	$6,759	$2,722	$16,703
Foreign currency translation	(4,775)	3,755	(3,160)	7,001
Pension and post retirement benefit adjustments, net of tax	40	59	123	178

Total comprehensive income (loss)	$(12,940)	$10,573	$(315)	$23,882

The components of accumulated comprehensive income at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Foreign currency translation adjustment	$9,552	$12,712
Pension and postretirement benefit adjustments, net of tax	5,495	5,372

	$15,047	$18,084

The pension and postretirement benefit liability amounts are net of deferred taxes of $2,904 and $2,834 at September 30, 2008 and December 31, 2007, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2008	2007

Balance at January 1	$5,799	$3,557
Claims paid during the first nine months	(2,105)	(1,167)
Additional warranties issued during the first nine months	3,506	3,312

Balance at September 30	$7,200	$5,702

NOTE H —	Income Taxes

The effective income tax rate in the first nine months of 2008 and 2007 was 22% and 36%, respectively. The increase in the effective income tax rate is primarily due to lower income before taxes.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007.

NOTE I —	Impairment Charges

Due to the recent volume declines and volatility in the automotive markets, the Company evaluated its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The Company determined whether the carrying

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. During the third quarter of 2008, based on the results of these tests, the Company recorded asset impairment charges of $18,059, which were composed of $579 of inventory impairment included in Cost of Products Sold and $17,480 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

		Cost of
	Asset	Products
	Impairment	Sold	Total

Aluminum Products	$13,189	$579	$13,768
Manufactured Products	4,291	-0-	4,291

	$17,480	$579	$18,059

NOTE J —	Goodwill

Subsequent to the end of the third quarter, the Company experienced a sharp decline in its stock price. The Company believes this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to its stock price that the Company believes do not necessarily reflect changes in its business as of the end of the third quarter. However, due to the fact that the Company is required to use a hypothetical market participant’s perspective when developing the assumptions to estimate fair value for its annual impairment tests, it is possible that the estimated fair value of its goodwill may be less than its carrying amounts when the Company performs its annual impairment tests during the fourth quarter. If so, the Company would be required to record an additional non-cash impairment charge during the fourth quarter.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of September 30, 2008 and December 31, 2007, consolidating condensed statements of income for the three months and nine months ended September 30, 2008 and 2007, consolidating condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(53,490)	$47,746	$19,407	$14,724	$28,387
Accounts receivable, net	(299)	148,037	37,928	-0-	185,666
Inventories	-0-	188,603	47,978	-0-	236,581
Other current assets	(11,780)	11,929	20,960	20,979	42,088
Deferred tax assets	-0-	-0-	-0-	21,897	21,897

Total Current Assets	(65,569)	396,315	126,273	57,600	514,619
Investment in subsidiaries	423,415	23,851	(23,851)	(423,415)	-0-
Inter-company advances	383,594	368,937	6,655	(759,186)	-0-
Property, Plant and Equipment, net	2,896	74,381	21,296	(6,038)	92,535
Other Assets:
Goodwill	-0-	93,029	7,654	-0-	100,683
Other	49,491	43,785	1,367	8,754	103,397

Total Other Assets	49,491	136,814	9,021	8,754	204,080

Total Assets	$793,827	$1,000,298	$139,394	$(1,122,285)	$811,234

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$2,968	$97,417	$21,019	$14,636	$136,040
Accrued expenses	(10,868)	49,411	23,391	12,869	74,803
Current portion of long-term liabilities	-0-	194	7,868	2,042	10,104

Total Current Liabilities	(7,900)	147,022	52,278	29,547	220,947
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	160,200	-0-	-0-	-0-	160,200
Other long-term debt	-0-	556	1,558	-0-	2,114
Deferred tax liability	(3,303)	-0-	1,703	24,322	22,722
Other postretirement benefits and other long-term liabilities	2,838	53,820	457	(33,345)	23,770

Total Long-Term Liabilities	369,735	54,376	3,718	(9,023)	418,806
Inter-company advances	270,694	440,497	27,982	(739,173)	-0-
Shareholder’s Equity	161,298	358,403	55,416	(403,636)	171,481

Total Liabilities and Shareholder’s Equity	$793,827	$1,000,298	$139,394	$(1,122,285)	$811,234

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(19,232)	$607	$11,626	$20,076	$13,077
Accounts receivable, net	(550)	127,972	44,935	-0-	172,357
Inventories	-0-	174,238	41,171	-0-	215,409
Other current assets	(10,464)	16,364	17,936	20,738	44,574
Deferred tax assets	-0-	-0-	-0-	21,897	21,897

Total Current Assets	(30,246)	319,181	115,668	62,711	467,314
Investment in subsidiaries	397,880	28,729	(28,729)	(397,880)	-0-
Inter-company advances	370,880	349,186	(382)	(719,684)	-0-
Property, Plant and Equipment, net	2,913	77,894	22,785	-0-	103,592
Other Assets:
Goodwill	-0-	93,029	7,968	-0-	100,997
Other	47,176	47,364	949	2,026	97,515

Total Other Assets	47,176	140,393	8,917	2,026	198,512

Total Assets	$788,603	$915,383	$118,259	$(1,052,827)	$769,418

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$4,141	$75,879	$22,339	$19,511	$121,870
Accrued expenses	(9,477)	45,962	18,259	12,179	66,923
Current portion of long-term liabilities	-0-	185	2,138	2,080	4,403

Total Current Liabilities	(5,336)	122,026	42,736	33,770	193,196
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	145,400	-0-	-0-	-0-	145,400
Other long-term debt	-0-	776	1,551	(40)	2,287
Deferred tax liability	(3,366)	-0-	2,101	23,987	22,722
Other postretirement benefits and other long-term liabilities	4,125	52,689	557	(33,354)	24,017

Total Long-Term Liabilities	356,159	53,465	4,209	(9,407)	404,426
Inter-company advances	279,672	398,938	20,947	(699,557)	-0-
Shareholder’s Equity	158,108	340,954	50,367	(377,633)	171,796

Total Liabilities and Shareholder’s Equity	$788,603	$915,383	$118,259	$(1,052,827)	$769,418

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$669,663	$149,515	$-0-	$819,178
Cost of sales	-0-	586,591	110,770	-0-	697,361

Gross profit	-0-	83,072	38,745	-0-	121,817
Selling, general and administrative expenses	(18,291)	49,003	24,339	25,113	80,164
Impairment charges	-0-	17,480	-0-	-0-	17,480

Operating income (loss)	18,291	16,589	14,406	(25,113)	24,173
Interest expense	19,900	839	304	(371)	20,672

Income (loss) before income taxes	(1,609)	15,750	14,102	(24,742)	3,501
Income taxes	(4,330)	55	5,054	-0-	779

Net income (loss)	$2,721	$15,695	$9,048	$(24,742)	$2,722

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$686,366	$137,260	$-0-	$823,626
Cost of sales	-0-	596,561	102,369	1,483	700,413

Gross profit	-0-	89,805	34,891	(1,483)	123,213
Selling, general and administrative expenses	(45,323)	52,488	18,404	47,247	72,816

Operating income (loss)	45,323	37,317	16,487	(48,730)	50,397
Interest expense	23,619	990	128	(451)	24,286

Income (loss) before income taxes	21,704	36,327	16,359	(48,279)	26,111
Income taxes	5,293	11	4,104	-0-	9,408

Net income (loss)	$16,411	$36,316	$12,255	$(48,279)	$16,703

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$216,731	$49,417	$-0-	$266,148
Cost of sales	-0-	190,806	35,953	-0-	226,759

Gross profit	-0-	25,925	13,464	-0-	39,389
Selling, general and administrative expenses	7,426	15,566	9,854	(4,910)	27,936
Impairment charges	-0-	17,480	-0-	-0-	17,480

Operating income (loss)	(7,426)	(7,121)	3,610	4,910	(6,027)
Interest expense	6,432	251	216	(124)	6,775

Income (loss) before income taxes	(13,858)	(7,372)	3,394	5,034	(12,802)
Income taxes	(5,825)	55	1,173	-0-	(4,597)

Net income (loss)	$(8,033)	$(7,427)	$2,221	$5,034	$(8,205)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	221,561	$46,838	$705	$269,104
Cost of sales	-0-	192,175	34,317	388	226,880

Gross profit	-0-	29,386	12,521	317	42,224
Selling, general and administrative expenses	(16,543)	(1,419)	5,350	36,268	23,656

Operating income (loss)	16,543	30,805	7,171	(35,951)	18,568
Interest expense	7,734	473	(63)	(151)	7,993

Income (loss) before income taxes	8,809	30,332	7,234	(35,800)	10,575
Income taxes	2,149	13	1,654	-0-	3,816

Net income (loss)	$6,660	$30,319	$5,580	$(35,800)	$6,759

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used ) by operations	$(54,056)	$62,421	$2,373	$-0-	$10,738
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(354)	(15,071)	(331)	-0-	(15,756)

Net cash provided (used) in investing activities	(354)	(15,071)	(331)	-0-	(15,756)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	14,800	-0-	5,739	-0-	20,539
Principal payments on long-term debt	-0-	(211)	-0-	-0-	(211)

Net cash provided (used ) by financing activities	14,800	(211)	5,739	-0-	20,328

Increase (decrease) in cash and cash equivalents	(39,610)	47,139	7,781	-0-	15,310
Cash and cash equivalents at beginning of period	844	607	11,626	-0-	13,077

Cash and cash equivalents at end of period	$(38,766)	$47,746	$19,407	$-0-	$28,387

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used ) by operations	$(64,312)	$66,437	$4,428	$-0-	$6,553
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,071)	(5,839)	(7,382)	-0-	(14,292)

Net cash used in investing activities	(1,071)	(5,839)	(7,382)	-0-	(14,292)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	-0-	-0-	1,179	-0-	1,179
Principal payments on long-term debt	(1,100)	(390)	-0-	-0-	(1,490)

Net cash provided (used) by financing activities	(1,100)	(390)	1,179	-0-	(311)

Increase (decrease) in cash and cash equivalents	(66,483)	60,208	(1,775)	-0-	(8,050)
Cash and cash equivalents at beginning of period	7,920	570	12,382	-0-	20,872

Cash and cash equivalents at end of period	$(58,563)	$60,778	$10,607	$-0-	$12,822

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statement of shareholder’s equity and cash flows for the nine-month period ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

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
November 7, 2008

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

The domestic and international automotive markets were significantly impacted in 2008, which adversely affected our business units serving those markets. During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. The charges were composed of $.6 million of inventory impairment included in Cost of Products Sold and $17.5 million for impairment of property and equipment and other long-term assets. See Note I to the consolidated financial statements included in this quarterly report on Form 10-Q.

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

The requirements of FAS 161 are effective for the Company in 2009. The adoption of FAS 161 will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (expense) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. FAS 160 is required to be adopted prospectively, with limited exceptions, effective for the Company in 2009. The Company is currently evaluating the effect the adoption of FAS 160 will have on its financial position, results of operations and related disclosures.

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

As of September 30, 2008, the Company’s financial assets subject to FAS 157 consisted of other investments totaling $7,261. The other investments are classified as having Level 2 inputs, as the fair value is based on inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly, including quoted prices for similar assets in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Results of Operations

Nine Months 2008 versus Nine Months 2007

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Supply Technologies	$399.5	$404.0	$(4.5)	(1)%
Aluminum Products	120.3	131.8	(11.5)	(9)%
Manufactured Products	299.4	287.8	11.6	4%

Consolidated Net Sales	$819.2	$823.6	$(4.4)	(1)%

Consolidated net sales were essentially flat in the first nine months of 2008 compared to the same period in 2007 as growth in the Manufactured Products segment nearly offset declines in Aluminum Products sales resulting from reduced automotive sales and Supply Technologies sales resulting from reduced sales to the heavy-duty truck market caused by the introduction of new environmental standards at the beginning of 2007. Supply Technologies sales decreased 1% primarily due to volume reductions in the heavy-duty truck industry, partially offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 9% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales increased 4% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries. Approximately 20% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of net sales by segment were approximately 17%, 79% and 8% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$697.4	$700.4	$(3.0)	0%

Consolidated gross profit	$121.8	$123.2	$(1.4)	(1)%

Gross Margin	14.9%	15.0%

Cost of products sold were essentially flat in the first nine months of 2008 compared to the same period in 2007, while gross margin decreased to 14.9% in the first nine months of 2008 from 15.0% in the same period of 2007.

Supply Technologies gross margin decreased slightly, as the effect of reduced heavy-duty truck sales volume outweighed the margin benefit from new sales. Aluminum Products gross margin decreased primarily due to both the costs associated with starting up new contracts and reduced volume. Gross margin in the Manufactured Products segment was essentially the same in the first nine months of 2008 compared to the comparable period in 2007.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$80.2	$72.8	$7.4	10%
SG&A percent of sales	9.8%	8.8%

Consolidated SG&A expenses increased 10% in the first nine months of 2008 compared to the same period in 2007, representing a 1.0 percentage point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first nine months of 2008 compared to the same period in 2007 primarily due to higher professional fees in the Supply Technologies and Manufactured Products segments, expenses related to the new office building and other one-time charges at the corporate office consisting of losses on the sales of securities, severance costs and legal and professional fees, partially offset by a $.6 million increase in net pension credits.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Interest expense	$20.7	$24.3	$(3.6)	(15)%
Average outstanding borrowings	$385.7	$387.6	$(1.9)	(1)%
Average borrowing rate	7.15%	8.35%	(120)	basis points

Interest expense decreased $3.6 million in the first nine months of 2008 compared to the same period of 2007, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the first nine months of 2008. The decrease in average borrowings in the first nine months of 2008 resulted primarily from increased cash flow, partially offset by increased working capital. The lower average borrowing rate in the first nine months of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007.

Impairment Charges

During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. Charges of $17.5 million were for impairment of property and equipment and other long-term assets.

Income Tax:

The provision for income taxes was $.8 million in the first nine months of 2008, a 22% effective income tax rate, compared to income taxes of $9.4 million provided in the corresponding period of 2007, a 36% effective income tax rate. We estimate that the effective tax rate for full-year 2008 will be approximately 38%.

Results of Operations

Third Quarter 2008 versus Third Quarter 2007

Net Sales by Segment:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Supply Technologies	$131.7	$134.1	$(2.4)	(2)%
Aluminum Products	35.8	41.2	(5.4)	(13)%
Manufactured Products	98.6	93.8	4.8	5%

Consolidated Net Sales	$266.1	$269.1	$(3.0)	(1)%

Consolidated net sales were essentially the same in the third quarter of 2008 compared to the same quarter in 2007 as growth in the Manufactured Products segment nearly offset declines in the Supply Technologies and Aluminum Products segments. Supply Technologies sales decreased 2% primarily due to reduced sales to the heavy-duty truck market nearly offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 13% as the sales volume from new contracts starting production ramp-up was offset by the end of production of other parts and the general decline in auto industry sales volumes. Manufactured Products sales increased 5% primarily in the induction equipment business and the pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated cost of products sold	$226.8	$226.9	$(.1)	0%

Consolidated gross profit	$39.4	$42.2	$(2.8)	7%

Gross Margin	14.8%	15.7%

Cost of products sold was flat in the third quarter of 2008 compared to the same quarter in 2007, while gross margin decreased to 14.8% in the third quarter of 2008 from 15.7% in the same quarter of 2007.

Supply Technologies gross margin decreased primarily from product mix. Aluminum Products gross margin decreased primarily due to the costs associated with starting up new contracts and delays in new contract volume ramp-ups. Gross margin in the Manufactured Products segment increased primarily from increased parts and service sales in the capital equipment business which have a higher gross margin.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Consolidated SG&A expenses	$27.9	$23.7	$4.2	18%
SG&A percent of sales	10.5%	8.8%

Consolidated SG&A expenses increased 18% in the third quarter of 2008 compared to the same quarter in 2007, representing an increase in SG&A expenses as a percent of sales of 1.7%. SG&A increased in the third quarter of 2008 compared to the same quarter in 2007 primarily due to higher professional fees in the Supply Technologies and Manufactured Products segments, expenses related to the new office building and other one-time charges at the corporate office consisting of losses on the sales of securities, severance costs and legal and professional fees, partially offset by a $.2 million increase in net pension credits.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2008	2007	Change	Change

Interest expense	$6.8	$8.0	$(1.2)	(15)%
Average outstanding borrowings	$388.6	$384.4	$4.2	1%
Average borrowing rate	7.00%	8.32%	(132)	basis points

Interest expense decreased $1.2 million in the third quarter of 2008 compared to the same period of 2007, due to a lower average borrowing rate during the third quarter of 2008 partially offset by higher average outstanding borrowings. The increase in average borrowings in the third quarter of 2008 resulted from increased working capital. The lower average borrowing rate in the third quarter of 2008 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2007.

Impairment Changes

During the third quarter of 2008, the Company recorded asset impairment charges associated with the recent volume declines and volatility in the automotive markets. Charges of $17.5 million were for impairment of property and equipment and other long-term assets.

Income Tax:

The benefit for income taxes was $4.6 million in the third quarter of 2008, a 36% effective income tax rate, compared to a provision for income taxes of $3.8 million provided in the corresponding quarter of 2007, a 36% effective income tax rate.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “will”, “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These uncertainties and other factors include such things as: general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates and adverse impacts to us, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit agreement and the indenture governing our senior subordinated notes; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; dependence on key management; and dependence on information systems. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $160.2 million at September 30, 2008. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million during the nine-month period ended September 30, 2008.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2008, we recorded an unfavorable foreign currency translation adjustment of $3.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2008, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2008, we were a co-defendant in approximately 365 cases asserting claims on behalf of approximately 8,400 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 6.	Exhibits

The following exhibits are included herein:

10.1	Separation agreement with Richard P. Elliott, former Vice President and Chief Financial Officer, dated as of July 17, 2008 (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008 (SEC File No. 000-03134) and incorporated herein by reference)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2008

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Exhibit

10.1	Separation agreement with Richard P. Elliott, former Vice President and Chief Financial Officer, dated as of July 17, 2008 (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008 (SEC File No. 000-03134) and incorporated herein by reference)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002