Form 10-Q
period 2009-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2009-05-15
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting Company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2009, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 25.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$11,707	$17,623
Accounts receivable, less allowances for doubtful accounts of $3,010 at March 31, 2009 and $3,044 at December 31, 2008	132,736	165,779
Inventories	223,903	228,817
Deferred tax assets	9,446	9,446
Unbilled contract revenue	24,293	25,602
Other current assets	18,461	19,266

Total Current Assets	420,546	466,533
Property, Plant and Equipment	245,755	245,739
Less accumulated depreciation	160,102	156,911

	85,653	88,828
Other Assets
Goodwill	3,935	4,109
Other	64,614	63,375

	$574,748	$622,845

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Trade accounts payable	$90,718	$122,107
Accrued expenses	62,931	74,394
Current portion of long-term debt	2,808	8,778
Current portion of other postretirement benefits	2,290	2,290

Total Current Liabilities	158,747	207,569
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	210,000
Revolving credit	173,900	164,600
Other long-term debt	2,128	2,283
Deferred tax liability	9,090	9,090
Other postretirement benefits and other long-term liabilities	24,330	24,093

	419,448	410,066
Shareholder’s (Deficit) Equity
Common stock, par value $1 per share	-0-	-0-
Additional paid-in capital	55,362	56,112
Retained deficit	(38,201)	(33,800)
Accumulated other comprehensive (loss)	(20,608)	(17,102)

	(3,447)	5,210

	$574,748	$622,845

Note:	The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands, except per share data)

Net sales	$181,250	$267,090
Cost of products sold	157,388	228,397

Gross profit	23,862	38,693
Selling, general and administrative expenses	21,330	25,204

Operating income	2,532	13,489
Interest expense	6,201	7,264

(Loss) income before income taxes	(3,669)	6,225
Income taxes	732	2,002

Net (loss) income	$(4,401)	$4,223

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIT) EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2009	$-0-	$56,112	$(33,800)	$(17,102)	$5,210
Comprehensive (loss):
Net loss			(4,401)		(4,401)
Foreign currency translation adjustment				(3,877)	(3,877)
Pension and postretirement benefit adjustments, net of tax				371	371

Comprehensive (loss)					(7,907)
Distribution of capital to shareholder		(750)			(750)

Balance at March 31, 2009	$-0-	$55,362	$(38,201)	$(20,608)	$(3,447)

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net (loss) income	$(4,401)	$4,223
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	5,194	5,232
Changes in operating assets and liabilities:
Accounts receivable	33,042	(24,179)
Inventories and other current assets	6,278	(11,160)
Accounts payable and accrued expenses	(42,852)	16,839
Other	(4,267)	(5,366)

Net Cash Used by Operating Activities	(7,006)	(14,411)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,335)	(4,282)

Net Cash Used by Investing Activities	(1,335)	(4,282)
FINANCING ACTIVITIES
Distribution of capital to shareholder	(750)	-0-
Proceeds from debt, net	3,175	27,766

Net Cash Provided by Financing Activities	2,425	27,766

(Decrease) Increase in Cash and Cash Equivalents	(5,916)	9,073
Cash and Cash Equivalents at Beginning of Period	17,623	13,077

Cash and Cash Equivalents at End of Period	$11,707	$22,150

Taxes paid	$1,747	$2,058
Interest paid	1,541	2,238

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009
(Dollar amounts in thousands — except per share data)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results by business segment were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net sales:
Supply Technologies	$82,971	$129,233
Aluminum Products	22,358	40,536
Manufactured Products	75,921	97,321

	$181,250	$267,090

(Loss) income before income taxes:
Supply Technologies	$546	$4,707
Aluminum Products	(3,662)	(1,055)
Manufactured Products	7,712	13,222

	4,596	16,874
Corporate costs	(2,064)	(3,385)
Interest expense	(6,201)	(7,264)

	$(3,669)	$6,225

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	March 31,	December 31,
	2009	2008

Identifiable assets were as follows:
Supply Technologies	$230,969	$256,161
Aluminum Products	74,875	87,215
Manufactured Products	230,440	242,057
General corporate	39,214	37,412

	$575,498	$622,845

NOTE C —	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R was adopted prospectively by the Company, effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued FSP 132R-1, “Employers Disclosures about Post Retirement Benefit Plan Assets.” FSP 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. This Staff Position was adopted by the Company, effective January 1, 2009 and had no effect on its consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141R-1. The requirements of this FSP carry forward without significant revision the guidance on contingencies of FAS 141, “Business Combinations”, which was superseded by FAS 141R. The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by FAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE D —	Inventories

The components of inventory consist of the following:

	March 31,	December 31,
	2009	2008

Finished goods	$119,621	$129,939
Work in process	32,665	29,648
Raw materials and supplies	71,617	69,230

	$223,903	$228,817

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Service costs	$123	$108	$24	$43
Interest costs	694	722	296	290
Expected return on plan assets	(1,758)	(2,408)	-0-	-0-
Transition obligation	(10)	(12)	-0-	-0-
Amortization of prior service cost	32	34	-0-	(13)
Recognized net actuarial loss	231	(29)	119	71

Benefit (income) costs	$(688)	$(1,585)	$439	$391

During March 2009, the Company suspended indefinitely its contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE F —	Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows:

	Three Months
	Ended
	March 31,
	2009	2008

Net (loss) income	$(4,401)	$4,223
Foreign currency translation	(3,877)	1,347
Pension and post retirement benefit adjustments, net of tax	371	41

Total comprehensive (loss) income	$(7,907)	$5,611

The components of accumulated comprehensive loss at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Foreign currency translation adjustment	$104	$3,982
Pension and postretirement benefit adjustments, net of tax	(20,712)	(21,084)

	$(20,608)	$(17,102)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2009	2008

Balance at January 1	$5,402	$5,799
Claims paid during the quarter	(660)	(983)
Additional warranties issued during the quarter	325	2,953

Balance at March 31	$5,067	$7,769

NOTE H —	Income Taxes

The effective income tax rate in the first three months of 2009 and 2008 was (20.0)% and 32.2%, respectively.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.

NOTE I —	Restructuring

In 2008, due to recent volume declines and volatility in the automotive markets along with the general economic downturn, the Company evaluated its long-lived assets in accordance with FAS 144. Based on the results of these tests, the Company recorded asset impairment charges. In addition, the Company made a decision to exit its relationship with its largest customer, Navistar, effective December 31, 2008 which along with the general economic downturn resulted in either the closure, downsizing or consolidation of eight facilities in its distribution network. The Company expects the restructuring activities to be completed in 2009. As a result, the Company recorded asset impairment charges of $30,875, which were composed of $5,544 of inventory impairment included in Cost of Products Sold, $1,758 for a loss on disposition of a foreign subsidiary, $564 of severance costs (80 employees) and $23,009 for impairment of property and equipment and other long-term assets.

The following table summarizes the activity associated with severance costs at March 31, 2009 and for the three-month period then ended:

Balance at December 31, 2008	$545
Cash payments made in 2009	(233)

Balance at March 31, 2009	$312

NOTE J —	Subsequent Events

On April 30, 2009, Chrysler LLC filed for bankruptcy protection under Title 11 of the United States Code. The impact of this bankruptcy is under review by management at this time. The Company’s sales to Chrysler for the three months ended March 31, 2009 were $3.1 million, or approximately 2% of consolidated sales. Accounts receivable from Chrysler as of March 31, 2009 were $6.2 million. Approximately $5.6 million has been collected subsequent to March 31, 2009. The Company will cease shipments to Chrysler as a result of the announcement until such time that an agreement can be reached to ensure payments within guidelines established by the Uniform Commercial Code and Title 11 of the United States Code and other applicable statutes. In connection with its bankruptcy filing, Chrysler announced that most manufacturing operations will be temporarily idled until the bankruptcy process is complete.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

There is uncertainty surrounding General Motors’ future structure and potential filing for bankruptcy protection. The impact of any potential filing is under review by management, but would be influenced by the nature, timing and form of such filing. Company sales to General Motors and its global subsidiaries for the three months ended March 31, 2009 were $1.0 million, or approximately 1% of consolidated sales. Accounts receivable from General Motors and its global subsidiaries as of March 31, 2009 were $.9 million. In the event of a bankruptcy filing, the Company will consider ceasing all shipments to the impacted locations within General Motors until such time that an agreement can be reached to ensure payments within guidelines established by the Uniform Commercial Code and Title 11 of the United States Code and other applicable statutes.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2009 and December 31, 2008, consolidating condensed statements of operations for the three months ended March 31, 2009 and 2008, consolidating condensed statements of cash flows for the three months ended March 31, 2009 and 2008 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,818	$(4,905)	$8,740	$6,054	$11,707
Accounts receivable, net	(300)	107,081	25,955	-0-	132,736
Inventories	-0-	179,620	44,283	-0-	223,903
Other current assets	9,149	19,336	15,653	(1,384)	42,754
Deferred tax assets	-0-	-0-	-0-	9,446	9,446

Total Current Assets	10,667	301,132	94,631	14,116	420,546
Investment in subsidiaries	286,754	23,876	(23,876)	(286,754)	-0-
Inter-company advances	409,710	434,918	9,836	(854,464)	-0-
Property, Plant and Equipment, net	2,795	78,804	10,099	(6,045)	85,653
Other Assets:
Goodwill	-0-	1,346	2,589	-0-	3,935
Other	11,414	46,568	1,114	5,518	64,614

Total Other Assets	11,414	47,914	3,703	5,518	68,549

Total Assets	$721,340	$886,644	$94,393	$(1,127,629)	$574,748

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$1,652	$66,320	$17,972	$4,774	$90,718
Accrued expenses	4,249	40,969	17,713	-0-	62,931
Current portion of long-term liabilities	-0-	99	2,670	2,329	5,098

Total Current Liabilities	5,901	107,388	38,355	7,103	158,747
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	-0-	210,000
Revolving credit maturing on December 31, 2010	173,900	-0-	-0-	-0-	173,900
Other long-term debt	-0-	538	1,630	(40)	2,128
Deferred tax liability	7,686	-0-	1,404	-0-	9,090
Other postretirement benefits and other long-term liabilities	3,074	54,157	357	(33,258)	24,330

Total Long-Term Liabilities	394,660	54,695	3,391	(33,298)	419,448
Inter-company advances	325,019	491,878	16,794	(833,691)	-0-
Shareholder’s (Deficit) Equity	(4,240)	232,683	35,853	(267,743)	(3,447)

Total Liabilities and Shareholder’s (Deficit) Equity	$721,340	$886,644	$94,393	$(1,127,629)	$574,748

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$152,763	$28,487	$-0-	$181,250
Cost of sales	-0-	135,774	21,614	-0-	157,388

Gross profit	-0-	16,989	6,873	-0-	23,862
Operating expenses:
Selling, general and administrative expenses	(1,041)	15,325	4,560	2,486	21,330

Operating income	1,041	1,664	2,313	(2,486)	2,532
Interest expense	5,963	214	227	(203)	6,201

Income (loss) before income taxes	(4,922)	1,450	2,086	(2,283)	(3,669)
Income taxes	(288)	24	996	-0-	732

Net income (loss)	$(4,634)	$1,426	$1,090	$(2,283)	$(4,401)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$220,364	$46,726	$-0-	$267,090
Cost of sales	-0-	194,197	34,200	-0-	228,397

Gross profit	-0-	26,167	12,526	-0-	38,693
Operating expenses:
Selling, general and administrative expenses	(11,092)	16,445	7,164	12,687	25,204

Operating income	11,092	9,722	5,362	(12,687)	13,489
Interest expense	7,039	337	12	(124)	7,264

Income before income taxes	4,053	9,385	5,350	(12,563)	6,225
Income taxes	(56)	-0-	2,058	-0-	2,002

Net income	$4,109	$9,385	$3,292	$(12,563)	$4,223

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(7,684)	$(3,365)	$4,043	$-0-	$(7,006)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	226	(1,773)	212	-0-	(1,335)

Net cash provided (used) in investing activities	226	(1,773)	212	-0-	(1,335)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Proceeds from bank arrangements	9,300	-0-	-0-	-0-	9,300
Principal payments on revolving credit and long term debt	-0-	(106)	(6,019)	-0-	(6,125)

Net cash provided (used) by financing activities	8,550	(106)	(6,019)	-0-	2,425

Increase (decrease) in cash and cash equivalents	1,092	(5,244)	(1,764)	-0-	(5,916)
Cash and cash equivalents at beginning of period	6,780	339	10,504	-0-	17,623

Cash and cash equivalents at end of period	$7,872	$(4,905)	$8,740	$-0-	$11,707

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(25,738)	$7,475	$3,852	$-0-	$(14,411)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(117)	(3,850)	(315)	-0-	(4,282)

Net cash provided (used) in investing activities	(117)	(3,850)	(315)	-0-	(4,282)
Cash flows from financing activities:
Proceeds from bank arrangements	27,500	-0-	363	-0-	27,863
Principal payments on revolving credit and long term debt	-0-	(97)	-0-	-0-	(97)

Net cash provided (used) by financing activities	27,500	(97)	363	-0-	27,766

Increase in cash and cash equivalents	1,645	3,528	3,900	-0-	9,073
Cash and cash equivalents at beginning of period	844	607	11,626	-0-	13,077

Cash and cash equivalents at end of period	$2,489	$4,135	$15,526	$-0-	$22,150

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008 and the consolidated statement of shareholder’s (deficit) equity for the three-month period ended March 31, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended, not presented herein; and in our report dated March 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
May 8, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as front engine covers, cooling modules, pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements.

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

Approximately 20% of the Company’s consolidated net sales were to the automotive markets in 2008. The recent deterioration in the global economy and global credit markets continues to negatively impact the automotive markets. General Motors, Ford and Chrysler have encountered severe financial difficulty, which ultimately resulted in the bankruptcy of Chrysler and could result in bankruptcy for more of these domestic automobile manufacturers, which, in turn would adversely affect the financial condition of the Company’s automobile OEM customers. In 2009, the Company expects that its business, results of operations and financial condition will continue to be negatively impacted by the performance of the automotive markets. On April 23, 2009, General Motors announced the extended summer production shutdown for 13 assembly plants beginning on or after May 18, 2009 for up to 9 weeks. The extended production shutdowns at General Motors and Chrysler will significantly reduce production volumes in the second and third quarters of 2009.

Accounting Changes

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. FAS 141R was adopted prospectively by the Company, effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2008, the FASB issued FSP 132R-1, “Employers Disclosures about Post Retirement Benefit Plan Assets.” FSP 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. This Staff Position was adopted by the Company, effective January 1, 2009 and had no effect on its consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141R-1. The requirements of this FSP carry forward without significant revision the guidance on contingencies of FAS 141, “Business Combinations”, which was superseded by FAS 141R. The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by FAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the consolidated financial statements.

Results of Operations

Three Months 2009 versus Three Months 2008

Net Sales by Segment:

	Three Months
	Ended
	March 31,			Percent
	2009	2008	Change	Change

Supply Technologies	$83.0	$129.2	$(46.2)	(36)%
Aluminum Products	22.4	40.6	(18.2)	(45)%
Manufactured Products	75.9	97.3	(21.4)	(22)%

Consolidated Net Sales	$181.3	$267.1	$(85.8)	(32)%

Net sales declined $85.8 million to $181.3 million in the first three months of 2009 compared to $267.1 million in the same period in 2008 as the Company experienced volume declines in each segment resulting from the challenging global economic downturn. Supply Technologies sales decreased 36% primarily due to volume reductions in the heavy-duty truck industry resulting from the Company’s decision to exit its relationship with its largest customer and overall reduction in demand. Aluminum Products sales decreased 45% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales decreased 22% from the declining business environment.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	March 31,			Percent
	2009	2008	Change	Change

Consolidated cost of products sold	$157.4	$228.4	$(71.0)	(31)%

Consolidated gross profit	$23.9	$38.7	$(14.8)	(38)%

Gross margin	13.1%	14.5%

Cost of products sold decreased $71.0 million to $157.4 million in the first three months of 2009 compared to $228.4 million in the same period in 2008, while gross margin decreased to 13.1% in the first three months of 2009 from 14.5% in the same period in 2008.

Supply Technologies gross margin decreased slightly, as increased product profitability improvements were offset by volume declines. Aluminum Products gross margin decreased primarily due to reduced volume from customers in the automotive industry. Gross margin in the Manufactured Products segment decreased primarily due to reduced sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Three Months
	Ended
	March 31,			Percent
	2009	2008	Change	Change

Consolidated SG&A expenses	$21.3	$25.2	$(3.9)	(15)%
SG&A percent	11.7%	9.4%

Consolidated SG&A expenses decreased 15% in the first three months of 2009 compared to the same period in 2008, representing a 2.3% increase in SG&A expenses as a percent of sales. SG&A expenses decreased in the first three months of 2009 compared to the same period in 2008 primarily due to employee workforce reductions, salary cuts, reduction in volume of business and a reduction in pension income.

Interest Expense:

	Three Months
	Ended
	March 31,			Percent
	2009	2008	Change	Change

Interest expense	$6.2	$7.3	$(1.1)	(15)%
Average outstanding borrowings	$381.1	$378.8	$(2.3)	(1)%
Average borrowing rate	6.50%	7.71%	(121)	basis points

Interest expense decreased $1.1 million in the first three months of 2009 compared to the same period of 2008, primarily due to a lower average borrowing rate during the first three months of 2009. Average borrowings in the first three months of 2009 were essentially unchanged when compared to the same period in 2008. The lower average borrowing rate in the first three months of 2009 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2008.

Income Tax:

The provision for income taxes was $.7 million in the first three months of 2009, a (20)% effective income tax rate, compared to income taxes of $2.0 million provided in the corresponding period of 2008, a 36% effective income tax rate. We estimate that the effective tax rate for full-year 2009 will be approximately 48%.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in our revolving credit facility and the indenture governing the 8.375% senior subordinated notes due 2014; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims, including, without limitation asbestos claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the financial crisis; our ability to negotiate acceptable contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $173.9 million at March 31, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.4 million during the three-month period ended March 31, 2009.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2009, we recorded an unfavorable foreign currency translation adjustment of $3.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2009, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At March 31, 2009, we were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,750 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There are only four asbestos cases, involving 23 plaintiffs, that plead specified damages. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the other case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Date: May 14, 2009

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2009

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002