Form 10-Q
period 2009-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2009-11-09
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2009, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 28.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$18,421	$17,623
Accounts receivable, less allowances for doubtful accounts of $6,792 at September 30, 2009 and $3,044 at December 31, 2008	122,370	165,779
Inventories	199,171	228,817
Deferred tax assets	9,446	9,446
Unbilled contract revenue	9,151	25,602
Other current assets	15,261	19,266

Total Current Assets	373,820	466,533
Property, Plant and Equipment	250,989	245,739
Less accumulated depreciation	169,486	156,911

	81,503	88,828
Other Assets
Goodwill	4,206	4,109
Other	64,834	63,375

	$524,363	$622,845

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$76,037	$122,107
Accrued expenses	52,876	74,394
Current portion of long-term debt	2,369	8,778
Current portion of other postretirement benefits	2,290	2,290

Total Current Liabilities	133,572	207,569
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	199,785	210,000
Revolving credit	147,800	164,600
Other long-term debt	6,051	2,283
Deferred tax liability	9,090	9,090
Other postretirement benefits and other long-term liabilities	23,580	24,093

	386,306	410,066
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	55,362	56,112
Retained deficit	(36,784)	(33,800)
Accumulated other comprehensive loss	(14,093)	(17,102)

	4,485	5,210

	$524,363	$622,845

Note:	The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)

Net sales	$168,597	$266,148	$513,252	$819,178
Cost of products sold	145,938	226,759	437,402	697,361

Gross profit	22,659	39,389	75,850	121,817
Selling, general and administrative expenses	20,776	27,936	63,385	80,164
Impairment charges	-0-	17,480	-0-	17,480
Gain on purchase of 8.375% senior subordinated notes	(2,011)	-0-	(5,108)	-0-

Operating income (loss)	3,894	(6,027)	17,573	24,173
Interest expense	6,131	6,775	18,719	20,672

Income (loss) before income taxes	(2,237)	(12,802)	(1,146)	3,501
Income taxes (benefit)	296	(4,597)	1,838	779

Net income (loss)	$(2,533)	$(8,205)	$(2,984)	$2,722

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2009	$-0-	$56,112	$(33,800)	$(17,102)	$5,210
Comprehensive income:
Net loss			(2,984)		(2,984)
Foreign currency translation adjustment				1,893	1,893
Pension and postretirement benefit adjustments, net of tax				1,116	1,116

Comprehensive income					25
Distribution of capital to shareholder		(750)			(750)

Balance at September 30, 2009	$-0-	$55,362	$(36,784)	$(14,093)	$4,485

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net (loss) income	$(2,984)	$2,722
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	14,015	15,974
Impairment charges	-0-	17,480
Gain on purchase of 8.375% senior subordinated notes	(5,107)	-0-
Changes in operating assets and liabilities:
Accounts receivable	43,409	(13,309)
Inventories and other current assets	50,102	(18,685)
Accounts payable and accrued expenses	(67,588)	22,049
Other	(1,156)	(15,493)

Net Cash Provided by Operating Activities	30,691	10,738
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(4,594)	(15,756)

Net Cash Used by Investing Activities	(4,594)	(15,756)
FINANCING ACTIVITIES
(Payments on) proceeds from long-term debt, net	(2,641)	5,528
(Payments on) proceeds from revolving credit, net	(16,800)	14,800
Distribution of capital to shareholder	(750)	-0-
Purchase of 8.375% senior subordinated notes	(5,108)	-0-

Net Cash (Used) Provided by Financing Activities	(25,299)	20,328

Increase in Cash and Cash Equivalents	798	15,310
Cash and Cash Equivalents at Beginning of Period	17,623	13,077

Cash and Cash Equivalents at End of Period	$18,421	$28,387

Taxes paid	$2,577	$5,826
Interest paid	12,506	15,236

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009
(Dollar amounts in thousands, except per share data)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (“Park-Ohio” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated subsequent events through November 9, 2009, the date these financial statements were issued.

NOTE B —	Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Total Supply Managementtm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floors, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Aluminum Products manufactures cast aluminum components for the automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales:
Supply Technologies	$82,464	$131,668	$242,879	$399,452
Aluminum products	31,663	35,784	75,656	120,304
Manufactured products	54,470	98,696	194,717	299,422

	$168,597	$266,148	$513,252	$819,178

Income (loss) before income taxes:
Supply Technologies	$2,078	$5,259	$5,509	$16,551
Aluminum products	(1,337)	(17,557)	(6,793)	(18,674)
Manufactured products	3,413	10,062	20,498	37,703

	4,154	(2,236)	19,214	35,580
Corporate costs	(260)	(3,791)	(1,641)	(11,407)
Interest expense	(6,131)	(6,775)	(18,719)	(20,672)

Income (loss) before income taxes	$(2,237)	$(12,802)	$(1,146)	$3,501

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	September 30,	December 31,
	2009	2008

Identifiable assets were as follows:
Supply Technologies	$229,483	$256,161
Aluminum products	68,304	87,215
Manufactured products	220,561	242,057
General corporate	6,015	37,412

	$524,363	$622,845

NOTE C —	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The statement makes the Accounting Standards Codification (“ASC”) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The Company adopted the statement as of September 30, 2009. Accordingly, the financial statements for the interim period ending September 30, 2009 and the financial statements for future interim and annual periods will reflect the ASC references. The statement has no impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued new guidance that modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The new guidance was adopted prospectively by the Company, effective January 1, 2009.

In December 2008, the FASB issued new guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. The new guidance was adopted by the Company effective January 1, 2009 and had no effect on its consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance that if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. There was no impact on the consolidated financial statements. In April 2009, the FASB issued guidance that requires that publicly traded companies include the fair value disclosures in their interim financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance at June 30, 2009. At September 30, 2009, the approximate fair value of the 8.375% Senior Subordinated Notes due 2014 was $159,828 based on Level 1 inputs. The Company had other investments having Level 2 inputs totaling $6,389.

In May 2009, the FASB issued guidance that addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. This guidance was effective for the Company on June 30, 2009. The adoption of this guidance did not impact the Company’s consolidated financial position or results of operations. Refer to Note A for information on subsequent events.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE D —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2009	2008

Finished goods	$102,778	$129,939
Work in process	29,365	29,648
Raw materials and supplies	67,028	69,230

	$199,171	$228,817

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service costs	$123	$108	$369	$324	$24	$43	$72	$129
Interest costs	694	722	2,082	2,166	296	290	888	870
Expected return on plan assets	(1,758)	(2,408)	(5,275)	(7,224)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(12)	(30)	(36)	-0-	-0-	-0-	-0-
Amortization of prior service cost	32	34	96	102	-0-	(13)	-0-	(39)
Recognized net actuarial loss	231	(29)	693	(87)	119	71	357	213

Benefit (income) costs	$(688)	$(1,585)	$(2,065)	$(4,755)	$439	$391	$1,317	$1,173

During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE F —	Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(2,533)	$(8,205)	$(2,984)	$2,722
Foreign currency translation	2,245	(4,775)	1,893	(3,160)
Pension and post retirement benefit adjustments, net of tax	373	40	1,116	123

Total comprehensive income (loss)	$85	$(12,940)	$25	$(315)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of accumulated comprehensive loss at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008

Foreign currency translation adjustment	$5,875	$3,982
Pension and postretirement benefit adjustments, net of tax	(19,968)	(21,084)

	$(14,093)	$(17,102)

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2009	2008

Balance at January 1	$5,402	$5,799
Claims paid during the year	(2,456)	(2,105)
Additional warranties issued during the first nine months	1,312	3,506

Balance at September 30	$4,258	$7,200

NOTE H —	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The 2009 annual effective income tax rate is estimated to be approximately (159)% and is significantly different from the 35% United States federal statutory rate primarily due to anticipated losses in the United States for which the Company will record no tax benefit and anticipated income earned in jurisdictions outside of the United States.

The effective income tax rate in the first nine months of 2009 and 2008 was (160)% and 22%, respectively. The primary reason for the variance in the effective income tax rate is because the Company anticipates full-year 2009 losses in the United States with no tax benefit at September 30, 2009 and full-year 2008 income in the United States at September 30, 2008.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.

NOTE I —	Restructuring

In 2008, due to volume declines and volatility in the automotive markets along with the general economic downturn, the Company evaluated its long-lived assets in accordance with related accounting guidance. Based on the results of these tests, the Company recorded asset impairment charges. In addition, the Company made a decision to exit its relationship with its largest customer, Navistar, effective December 31, 2008, which along with the general economic downturn, resulted in either the closure, downsizing or consolidation of eight facilities in its distribution network. As a result, the Company recorded asset impairment charges of $30,875, which were composed of $5,544 of inventory impairment included in Cost of Products Sold, $1,758 a loss on disposition of a

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

foreign subsidiary, $564 of severance costs (80 employees) and $23,009 for impairment of property and equipment and other long-term assets. The Company expects the restructuring activities to be completed by the end of 2009.

The following table summarizes the activity associated with severance costs at September 30, 2009 and for the nine-month period then ended:

Balance at December 31, 2008	$545
Cash payments made in 2009	(404)

Balance at September 30, 2009	$141

NOTE J —	Contingencies

During the second quarter of 2009, Chrysler’s U.S. operations and General Motors’ U.S. operations filed for bankruptcy protection under Chapter 11 of the United States Code. The Company has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings. As such, there was no charge to earnings in the first nine months of 2009 as a result of these customer bankruptcies. Chrysler and General Motors have subsequently emerged from bankruptcy and while we have no reserves related to these amounts, we remain focused on the continual management of this credit risk.

On May 27, 2009, Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Code. The account receivable from Metaldyne at the time of the bankruptcy filing was $4,200. The impact of this bankruptcy was reviewed by management and, accordingly, the Company recorded a $2,000 charge to reserve for the collection of this account receivable during the second quarter of 2009. An additional charge of $2,200 was recorded in the third quarter of 2009 when Metaldyne announced it had completed the sale of substantially all of its assets to MD Investors Corporation, effectively making no payments to the unsecured creditors, including Park-Ohio.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of September 30, 2009 and December 31, 2008, consolidating condensed statements of operations for the three months and nine months ended September 30, 2009 and 2008, consolidating condensed statements of cash flows for the nine months ended September 30, 2009 and 2008 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$(37,555)	$33,342	$17,886	$4,748	$18,421
Accounts receivable, net	(600)	94,084	28,886	-0-	122,370
Inventories	-0-	156,952	42,219	-0-	199,171
Other current assets	9,865	11,832	6,389	(3,674)	24,412
Deferred tax assets	-0-	-0-	-0-	9,446	9,446

Total Current Assets	(28,290)	296,210	95,380	10,520	373,820
Investment in subsidiaries	300,508	26,109	(26,109)	(300,508)	-0-
Inter-company advances	408,920	266,543	16,550	(692,013)	-0-
Property, Plant and Equipment, net	2,608	74,213	10,727	(6,045)	81,503
Other Assets:
Goodwill	-0-	1,346	2,860	-0-	4,206
Other	11,355	46,899	6,276	304	64,834

Total Other Assets	11,355	48,245	9,136	304	69,040

Total Assets	$695,101	$711,320	$105,684	$(987,742)	$524,363

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$2,747	$57,282	$14,173	$1,835	$76,037
Accrued expenses	6,565	29,596	16,715	-0-	52,876
Current portion of long-term liabilities	-0-	102	2,227	2,330	4,659

Total Current Liabilities	9,312	86,980	33,115	4,165	133,572
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(10,215)	199,785
Revolving credit maturing on December 31, 2010	147,800	-0-	-0-	-0-	147,800
Other long-term debt	-0-	4,419	1,672	(40)	6,051
Deferred tax liability	7,686	-0-	1,135	269	9,090
Other postretirement benefits and other long-term liabilities	3,046	53,699	363	(33,528)	23,580

Total Long-Term Liabilities	368,532	58,118	3,170	(43,514)	386,306
Inter-company advances	325,016	321,024	26,432	(672,472)	-0-
Shareholder’s (Deficit) Equity	(7,759)	245,198	42,967	(275,921)	4,485

Total Liabilities and Shareholder’s (Deficit) Equity	$695,101	$711,320	$105,684	$(987,742)	$524,363

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$424,429	$88,823	$-0-	$513,252
Cost of sales	-0-	369,253	68,149	-0-	437,402

Gross profit	-0-	55,176	20,674	-0-	75,850
Selling, general and administrative expenses	(6,841)	42,814	14,541	12,871	63,385
Gain on purchase of 8.375% senior subordinated rates	-0-	-0-	-0-	(5,108)	(5,108)

Operating income	6,841	12,362	6,133	(7,763)	17,573
Interest expense	17,828	567	633	(309)	18,719

Income (loss) before income taxes	(10,987)	11,795	5,500	(7,454)	(1,146)
Income taxes	1,008	24	806	-0-	1,838

Net income (loss)	$(11,995)	$11,771	$4,694	$(7,454)	$(2,984)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$669,663	$149,515	$-0-	$819,178
Cost of sales	-0-	586,591	110,770	-0-	697,361

Gross profit	-0-	83,072	38,745	-0-	121,817
Selling, general and administrative expenses	(18,291)	49,003	24,339	25,113	80,164

Impairment charges	-0-	17,480	-0-	-0-	17,480
Operating income (loss)	18,291	16,589	14,406	(25,113)	24,173
Interest expense	19,900	839	304	(371)	20,672

Income (loss) before income taxes	(1,609)	15,750	14,102	(24,742)	3,501
Income taxes	(4,330)	55	5,054	-0-	779

Net income (loss)	$2,721	$15,695	$9,048	$(24,742)	$2,722

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$136,941	$31,656	$-0-	$168,597
Cost of sales	-0-	120,532	25,406	-0-	145,938

Gross profit	-0-	16,409	6,250	-0-	22,659
Selling, general and administrative expenses	(2,092)	16,323	4,541	2,004	20,776
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	-0-	(2,011)	(2,011)

Operating income	2,092	86	1,709	7	3,894
Interest expense	5,902	38	306	(115)	6,131

Income (loss) before income taxes	(3,810)	48	1,403	122	(2,237)
Income taxes	1136	-0-	(840)	-0-	296

Net income (loss)	$(4,946)	$48	$2,243	$122	$(2,533)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$216,731	$49,417	$-0-	$266,148
Cost of sales	-0-	190,806	35,953	-0-	226,759

Gross profit	-0-	25,925	13,464	-0-	39,389
Selling, general and administrative expenses	7,426	15,566	9,854	(4,910)	27,936

Impairment charges	-0-	17,480	-0-	-0-	17,480
Operating income (loss)	(7,426)	(7,121)	3,610	4,910	(6,027)
Interest expense	6,432	251	216	(124)	6,775

Income (loss) before income taxes	(13,858)	(7,372)	3,394	5,034	(12,802)
Income taxes	(5,825)	55	1,173	-0-	(4,597)

Net income (loss)	$(8,033)	$(7,427)	$2,221	$5,034	$(8,205)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(22,260)	$32,676	$20,275	$-0-	$30,691
Cash flows from investing activities:
Purchases of property, plant and equipment, net	223	(3,469)	(1,348)	-0-	(4,594)

Net cash provided (used) in investing activities	223	(3,469)	(1,348)	-0-	(4,594)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Purchase of 8.375% senior subordinated notes	-0-	-0-	(5,108)	-0-	(5,108)
Payments on bank arrangements, net	(16,800)	-0-	-0-	-0-	(16,800)
Proceeds from long term debt, net	-0-	3,796	-0-	-0-	3,796
Principal payments on revolving credit and long term debt	-0-	-0-	(6,437)	-0-	(6,437)

Net cash provided (used) by financing activities	(17,550)	3,796	(11,545)	-0-	(25,299)

Increase (decrease) in cash and cash equivalents	(39,587)	33,003	7,382	-0-	798
Cash and cash equivalents at beginning of period	6,780	339	10,504	-0-	17,623

Cash and cash equivalents at end of period	$(32,807)	$33,342	$17,886	$-0-	$18,421

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(54,056)	$62,421	$2,373	$-0-	$10,738
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(354)	(15,071)	(331)	-0-	(15,756)

Net cash provided (used) in investing activities	(354)	(15,071)	(331)	-0-	(15,756)
Cash flows from financing activities:
Proceeds from revolving credit arrangements	14,800	-0-	5,739	-0-	20,539
Principal payments on long-term debt	-0-	(211)	-0-	-0-	(211)
Net cash provided (used) by financing activities	14,800	(211)	5,739	-0-	20,328

Increase (decrease) in cash and cash equivalents	(39,610)	47,139	7,781	-0-	15,310
Cash and cash equivalents at beginning of period	844	607	11,626	-0-	13,077

Cash and cash equivalents at end of period	$(38,766)	$47,746	$19,407	$-0-	$28,387

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statement of shareholder’s equity for the nine-month period ended September 30, 2009 and cash flows for the nine-month period ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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
November 9, 2009

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

Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The statement makes the Accounting Standards Codification (“ASC”) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The Company adopted the statement as of September 30, 2009. Accordingly, the financial statements for the interim period ending September 30, 2009, and the financial statements for future interim and annual periods will reflect the ASC references. The statement has no impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued new guidance that modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The new guidance was adopted prospectively by the Company, effective January 1, 2009.

In December 2008, the FASB issued new guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance addresses disclosures related to the categories of plan assets and fair value measurements of plan assets. The new guidance was adopted by the Company effective January 1, 2009 and had no effect on its consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance that if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. There was no impact on the consolidated financial statements. In April 2009, the FASB issued guidance which requires that publicly traded companies include the fair value disclosures in their interim financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance at June 30, 2009. At September 30, 2009, the approximate fair value of Park-Ohio-Industries, Inc. 8.375% senior subordinated notes due 2014 was $159.8 million based on Level 1 inputs. The Company had other investments having Level 2 inputs totaling $6.4 million.

In May 2009, the FASB issued guidance which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. This guidance was effective for the Company on June 30, 2009. The adoption of this guidance did not impact the Company’s consolidated financial position or results of operations. Refer to Note A to the consolidated financial statements for information on subsequent events.

Results of Operations

Nine Months 2009 versus Nine Months 2008

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Supply Technologies	$242.9	$399.5	$(156.6)	(39)%
Aluminum Products	75.7	120.3	(44.6)	(37)%
Manufactured Products	194.7	299.4	(104.7)	(35)%

Consolidated Net Sales	$513.3	$819.2	$(305.9)	(37)%

Net sales declined $305.9 million to $513.3 million in the first nine months of 2009 compared to $819.2 million in the same period in 2008 as the Company experienced volume declines in each segment resulting from the challenging global economic downturn. Supply Technologies sales decreased 39% primarily due to volume reductions in the heavy duty truck industry, of which $60.4 million resulted from the Company’s decision to exit its relationship with its largest customer in the fourth quarter of 2008. The remaining sales reductions were due to the overall reduction in demand from customers in most end-markets. Aluminum Products sales decreased 37% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales decreased 35% from the declining business environment in each of its business reporting units.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$437.4	$697.4	$(260.0)	(37)%

Consolidated gross profit	$75.9	$121.8	$(45.9)	(38)%

Gross Margin	14.8%	14.9%

Cost of products sold decreased $260.0 million in the first nine months of 2009 to $437.4 million compared to $697.4 million in the same period in 2008 primarily due to the reduction in sales volume, while gross margin remained constant in the first nine months of 2009 compared to the same period in 2008.

Supply Technologies gross margin remained unchanged from the prior year, as increased product profitability improvements were offset by volume declines. Aluminum Products gross margin increased primarily due to cost cutting measures, a plant closure and improved efficiencies at another plant location. Gross margin in the Manufactured Products segment decreased primarily due to lower volume in the forged and machine products business unit.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$63.4	$80.2	$(16.8)	(21)%
SG&A percent of sales	12.4%	9.8%

Consolidated SG&A expenses decreased 21% in the first nine months of 2009 compared to the same period in 2008, representing a 260 basis point increase in SG&A expenses as a percent of sales. SG&A expenses decreased in the first nine months of 2009 compared to the same period in 2008 primarily due to employee workforce reductions, salary cuts, suspension of the Company’s voluntary contribution to its 401(k) defined contribution plan, less business travel and a reduction in volume of business offset by a reduction in pension income. SG&A expenses benefited in the first nine months of 2009 from a reduction of $2.8 million resulting from a second quarter change in our vacation benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year, but was offset by a $4.2 million charge for a reserve for an account receivable from a customer in bankruptcy.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the first nine months of 2009, the Company recorded a gain of $5.1 million on the purchase of $10.215 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Interest expense	$18.7	$20.7	$(2.0)	(10)%
Average outstanding borrowings	$382.2	$385.7	$(3.5)	(1)%
Average borrowing rate	6.53%	7.15%	(62)	basis points

Interest expense decreased $2.0 million in the first nine months of 2009 compared to the same period of 2008, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the first nine months of 2009. The decrease in average borrowings in the first nine months of 2009 resulted primarily from the reduction in working capital requirements. The lower average borrowing rate in the first nine months of 2009 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2008.

Income Tax:

The provision for income taxes was $1.8 million in the first nine months of 2009, a (160)% effective income tax rate, compared to income taxes of $.8 million provided in the corresponding period of 2008, a 22% effective income tax rate. We estimate that the effective tax rate for full-year 2009 will be approximately (159)% and is significantly different from the 35% United States federal statutory rate primarily due to anticipated losses in the United States for which the Company will record no tax benefit and anticipated income earned in jurisdictions outside the United States.

Results of Operations

Third Quarter 2009 versus Third Quarter 2008

Net Sales by Segment:

	Three Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Supply Technologies	$82.5	$131.7	$(49.2)	(37)%
Aluminum Products	31.6	35.8	(4.2)	(12)%
Manufactured Products	54.5	98.6	(44.1)	(45)%

Consolidated Net Sales	$168.6	$266.1	$(97.5)	(37)%

Consolidated net sales declined $97.5 million in the third quarter of 2009 to $168.6 million compared to $266.1 million in the same quarter of 2008 as the Company experienced volume declines in each segment resulting from the challenging global economic downturn. Supply Technologies sales decreased 37% primarily due to volume reductions in the heavy-duty truck industry, of which $22.0 million resulted from the Company’s decision to exit its relationship with its largest customer in the fourth quarter of 2008. The remaining sales reduction was due to the overall reduction in demand. Aluminum Products sales decreased 12% as the general decline in auto industry sales volumes exceeded sales from new contracts starting production. Manufactured Products sales decreased 45% from the declining business environment.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$145.9	$226.8	$(80.9)	(36)%

Consolidated gross profit	$22.7	$39.4	$(16.7)	(42)%

Gross Margin	13.5%	14.8%

Cost of products sold decreased $80.9 million to $145.9 million in the third quarter of 2009 compared to $226.8 million for the same quarter of 2008, primarily due to the reduction in sales volume, while gross margin decreased to 13.5% in the third quarter of 2009 from 14.8% in the same quarter of 2008.

Gross margins remained unchanged in the Supply Technologies segment resulting from cost cutting initiatives and business restructuring activities undertaken in the fourth quarter of 2008 and first quarter of 2009 offset by the effect of lower product sales volume. Aluminum Products gross margin improved primarily due to cost cutting measures and improved efficiencies. Manufactured Products segment gross margins decreased due to lower margins in the forged and machine and capital equipment business units offset by improvement in the rubber products business unit.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$20.8	$27.9	$(7.1)	(25)%
SG&A percent of sales	12.3%	10.5%

Consolidated SG&A expenses decreased 25% in the third quarter of 2009 compared to the same quarter in 2008, representing an increase in SG&A expenses as a percent of sales of 180 basis points from 10.5% to 12.3%. SG&A expenses decreased in the third quarter of 2009 compared to the same quarter in 2008 primarily due to workforce reductions, salary cuts, suspension of the Company’s voluntary contribution to its 401(k) defined contribution plan and a reduction in volume of business offset by a reduction in pension income. SG&A expenses for the third quarter of 2009 benefited from a reduction of $.7 million resulting from a second quarter change in our vacation benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year, and a $2.2 million charge for a reserve for an account receivable from a customer in bankruptcy.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the third quarter of 2009, the Company recorded a gain of $2.0 million on the purchase of $4.09 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Interest expense	$6.1	$6.8	$(.7)	(10)%
Average outstanding borrowings	$368.1	$388.6	$(20.5)	(5)%
Average borrowing rate	6.66%	7.00%	(34)	basis points

Interest expense decreased $.7 million in the third quarter of 2009 compared to the same period of 2008, primarily due to lower average outstanding borrowings and a lower average borrowing rate during the third quarter of 2009. The decrease in average borrowings in the third quarter of 2009 resulted primarily from a reduction in working capital requirements. The lower average borrowing rate in the third quarter of 2009 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2008.

Income Tax:

The provision for income taxes was $.3 million in the third quarter of 2009, a (13)% effective income tax rate, compared to income tax benefit of $4.6 million provided in the corresponding quarter of 2008, a 36% effective income tax rate. We estimate that the effective tax rate for full-year 2009 will be approximately (159)% and is significantly different from the 35% United States federal statutory rate primarily due to anticipated losses in the United States for which the Company will record no tax benefit and anticipated income earned in jurisdictions outside the United States.

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

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $147.8 million at September 30, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.1 million during the nine-month period ended September 30, 2009.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2009, we recorded a favorable foreign currency translation adjustment of $1.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At September 30, 2009, there were no such currency hedge contracts outstanding. The Company currently uses no other derivative instruments.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2009, we were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,260 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

As of September 30, 2009, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2009, further declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

Item 6.	Exhibits

The following exhibits are included herein:

4.1	Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 10-Q of Park-Ohio Holdings Corp. on November 9, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof).
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2009

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Exhibit

4.1	Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 10-Q of Park-Ohio Holdings Corp. on November 9, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof).
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002