Form 10-K
period 2009-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2010-03-25
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of March 17, 2010, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Part I

Item 1.	Business

Overview

Park-Ohio Industries, Inc. (“Park-Ohio”), a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”), was incorporated as an Ohio corporation in 1984. Park-Ohio, primarily through its subsidiaries is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products.

References herein to “we” or “the Company” include, where applicable, Park-Ohio and its direct and indirect subsidiaries.

Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2009, we employed approximately 2,950 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES FOR 2009	$328.8 million (47% of total)	$111.4 million (16% of total)	$260.8 million (37% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 175,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Control arms • Front engine covers • Cooling modules • Knuckles • Pump housings • Clutch retainers/pistons • Master cylinders • Pinion housings • Oil pans • Flywheel spacers	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
SELECTED INDUSTRIES SERVED
•   Heavy-duty truck
•   Automotive and vehicle parts
•   Electrical distribution and controls
•   Power sports/fitness equipment
•   HVAC
•   Aerospace and defense
•   Electrical components
•   Appliance
•   Semiconductor equipment
•   Recreational Vehicles
•   Lawn and Garden Equipment
• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Ferrous and non-ferrous metals
•   Coatings
•   Forging
•   Foundry
•   Heavy-duty truck
•   Construction equipment
•   Silicon
•   Automotive
•   Oil and gas
•   Rail and locomotive manufacturing
• Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 40 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 175,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

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

Total Supply Managementtm services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds six years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

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

Markets and Customers.  For the year ended December 31, 2009, approximately 85% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Managementtm services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 5,400 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 24% and 35% of the sales of Supply Technologies for 2009 and 2008, respectively, with Navistar, Inc. (“Navistar”) representing 1% and 17%, respectively, of segment sales. The Company made a decision to exit its relationship with Navistar effective December 31, 2008, which, along with the general economic downturn, resulted in either the closure, downsizing or consolidation of eight facilities in the Company’s distribution network. The Company also evaluated its long-lived assets in accordance with accounting guidance, to determine whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company recorded restructuring and asset impairment charges of $13.4 million in 2008, related to the Supply Technologies segment. During the fourth quarter of 2009, the Company recorded restructuring and asset impairment charges of $4.0 million. See Note M to the consolidated financial statements included elsewhere herein.

The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Aluminum Products

We believe that we are one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at six manufacturing facilities in Ohio and Indiana.

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

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 57% of Aluminum Products sales for 2009 and 64% for 2008. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

During 2008, due to volume declines and volatility in the automotive markets, the Company evaluated its long-lived assets in accordance with accounting guidance and based on the results of its tests recorded asset impairment charges of $13.2 million related to the Aluminum Products segment. See Note M to the consolidated financial statements included elsewhere herein.

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

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 45% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, and sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We manufacture injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

During 2008, the Company evaluated its long-lived assets in accordance with accounting guidance and, based on the results of its tests, recorded an asset impairment charge of $4.3 million related to the Manufactured Products segment. During the fourth quarter of 2009, the Company evaluated its long-lived assets at one of its forging units, in accordance with accounting guidance, to determine whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets and recorded restructuring and asset impairment charges of $3.0 million in 2009. See Note M to the consolidated financial statements.

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

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Manufactured Products’ orders believed to be firm at the end of 2009 was $178.8 million compared with $196.7 million at the end of 2008. Approximately $6.1 million of the backlog at the end of 2009 is scheduled to be shipped after 2010. The remainder is scheduled to be shipped in 2010.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained under the heading “Note B — Industry Segments” of the notes to the consolidated financial statements included herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2009, 2008 and 2007 is incorporated herein by reference.

Recent Developments

The information contained under the headings “Note C — Acquisitions”, “Note D — Goodwill and Other Intangible Assets”, “Note M — Restructuring and Unusual Charges” and “Note N — Subsequent Events” of the notes to the consolidated financial statements included herein is incorporated herein by reference.

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

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

The recent global financial crisis may have significant effects on our customers and suppliers that would result in material adverse effects on our business and operating results.

The recent global financial crisis, which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, the recent global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.

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

These potential effects of the recent global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

The recent global financial crisis may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility

As of December 31, 2009, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2010, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the declines in demand in the automotive industry or the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

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

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 19% and 4% of our net sales during the year ended December 31, 2009 from the automobile and heavy-duty truck industries, respectively. Dramatically lower global automotive sales have resulted in lower demand for our products. Further economic decline that results in a reduction in automotive sales and production by our customers will have a material adverse effect on our business, results of operations and financial condition.

The loss of a portion of business to any of our major automotive or heavy-duty truck customers could have a material adverse effect on our financial condition, cash flow and results of operations. We cannot assure you that we will maintain or improve our relationships in these industries or that we will continue to supply these customers at current levels.

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

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2009, our ten largest customers accounted for approximately 23% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

During 2009, Chrysler’s U.S. operations, General Motor’s U.S. operations and Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings and as such there was no charge to earnings as a result of these bankruptcies. The account receivable from Metaldyne at the time of the bankruptcy was $4.2 million. The Company recorded a $4.2 million charge to reserve for the collection of the account receivable when Metaldyne announced it had completed the sale of substantially all of its assets to MD Investors Corporation, effectively making no payments to the unsecured creditors, including Park-Ohio.

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

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own less than 15% of our outstanding common stock, or if they own less than 15% of such stock, then if either Mr. E. Crawford or Mr. M. Crawford ceases to hold the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and

M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.

We may encounter difficulty in expanding our business through targeted acquisitions.

We have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business. We cannot assure you that we will be successful in consummating any acquisitions.

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

As of December 31, 2009, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 350 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Holdings’ Chairman of the Board and Chief Executive Officer and Holdings’ President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.

As of February 26, 2010, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 30% of Holdings’ stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with the interests of Holdings’ shareholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with the interests of Holdings’ shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2009, our operations included numerous manufacturing and supply chain logistics services facilities located in 23 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 88% of the available square footage was located in the United States. Approximately 46% of the available square footage was owned. In 2009, approximately 29% of the available domestic square footage was used by the Supply Technologies segment, 46% was used by the Manufactured Products segment and 26% was used by the Aluminum Products segment. Approximately 49% of the available foreign square footage was used by the Supply Technologies segment and 51% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2009.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage		Use

SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	112,960		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	62,600		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Dallas, TX	Leased	50,000		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Chicago, IL	Leased	30,000		Logistics
	Nashville, TN	Leased	44,900		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Austin, TX	Leased	30,000		Logistics
	Madison Hts., MI	Leased	32,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	54,000		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000		Manufacturing
PRODUCTS	Huntington, IN	Leased	125,000		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	177,000		Manufacturing
	Ravenna, OH	Owned	64,000		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Boaz, AL	Owned	100,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing

(1)	Supply Technologies has 39 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has 14 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

At December 31, 2009, we were a co-defendant in approximately 290 cases asserting claims on behalf of approximately 1,200 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There are only five asbestos cases, involving 25 plaintiffs, that plead specified damages. In each of the five cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

Item 4.	Reserved

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant is a wholly-owned subsidiary of Park-Ohio Holdings Corp. and has no equity securities that trade.

Item 6.	Selected Financial Data

Information required by this item has been omitted pursuant to General Instruction I of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information is not directly comparable on a year-to-year basis, primarily due to a goodwill impairment charge in 2008, recording of a tax valuation allowance in 2008, restructuring and unusual charges in 2009, 2008, 2007 and 2006, reversal of a tax valuation allowance in 2007 and acquisitions in 2008 and 2006.

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

On March 8, 2010, we amended our revolving credit facility to, among other things, extend its maturity to June, 2013 and reduce the loan commitment from $270.0 million to $210.0 million, including the borrowing under a term loan A for $28.0 million, which is secured by real estate and machinery and equipment, and an unsecured term loan B for $12.0 million. See Note G.

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

During the fourth quarter of 2009, the Company recorded $7.0 million of asset impairment charges associated with general weakness in the economy including the railroad industry. The charges were composed of $1.8 million of inventory impairment included in Cost of Products Sold and $5.2 million for impairment of property and equipment

In 2009, the Company recorded a gain of $12.5 million on the purchase of $26.2 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014 (the “8.375% Notes”).

Approximately 20% of the Company’s consolidated net sales are to the automotive markets. The recent deterioration in the global economy and global credit markets continues to negatively impact the automotive markets. General Motors, Ford and Chrsyler have encountered severe financial difficulty, which ultimately resulted in the bankruptcy of Chrysler and General Motors and could result in bankruptcy for more automobile manufacturers and their suppliers such as the bankruptcy of Metaldyne, which in turn, would adversely affect the financial condition of the Company’s automobile OEM customers. In 2009, the Company recorded a charge of $4.2 million to fully reserve for the account receivable from Metaldyne. In 2010, the Company expects that its business, results of operations and financial condition will continue to be negatively impacted by the performance of the automotive markets.

Results of Operations

2009 versus 2008

Net Sales by Segment:

	Year-Ended
	December 31,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Supply Technologies	$328.8	$521.3	$(192.5)	(37)%
Aluminum Products	111.4	156.3	(44.9)	(29)%
Manufactured Products	260.8	391.2	(130.4)	(33)%

Consolidated Net Sales	$701.0	$1,068.8	$(367.8)	(34)%

Consolidated net sales declined $367.8 million to $701.0 million compared to $1,068.8 million in 2008 as the Company experienced volume declines in each segment resulting from the challenging global economic downturn. Supply Technologies sales decreased 37% primarily due to volume reductions in the heavy-duty truck industry, of which $83.0 million resulted from the Company’s decision to exit its relationship with its largest customer in the fourth quarter of 2008. The remaining sales reductions were due to the overall declining demand from customers in most end-markets partially offset by the addition of new customers. Aluminum Products sales decreased 29% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales decreased 33% primarily from the declining business environment in each of its business reporting units. Approximately 20% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of sales by segment were approximately 8%, 83% and 5% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively for the year ended December 31, 2009.

Cost of Products Sold & Gross Profit:

	Year-Ended
	December 31,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$597.2	$919.3	$(322.1)	(35)%

Consolidated gross profit	$103.8	$149.5	$(45.7)	(31)%

Gross margin	14.8%	14.0%

Cost of products sold decreased $322.1 million in 2009 to $597.2 million compared to $919.3 million in 2008, primarily due to reduction in sales volume, while gross margin increased to 14.8% in 2009 from 14.0% in the same period of 2008.

Supply Technologies gross margin remained unchanged from the prior year, as increased product profitability improvements were offset by volume declines. Aluminum Products gross margin increased primarily due to cost cutting measures, a plant closure and improved efficiencies at another plant location. Gross margin in the Manufactured Products segment remained essentially unchanged from the prior year.

Selling, General & Administrative (“SG&A”) Expenses:

	Year-Ended
	December 31,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$84.0	$102.1	$(18.1)	(18)%
SG&A percent	12.0%	9.6%

Consolidated SG&A expenses decreased $18.1 million to $84.0 million in 2009 compared to $102.1 million in 2008 representing a 240 basis point increase in SG&A expenses as a percent of sales. SG&A expenses decreased on a dollar basis in 2009 compared to 2008 primarily due to employee workforce reductions, salary cuts, suspension of the Company’s voluntary contribution to its 401(k) defined contribution plan, less business travel and a reduction in volume of business offset by a reduction in pension income. SG&A expenses benefited in 2009 from a reduction of $3.6 million resulting from a second quarter change in our vacation benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year, but was offset by a $4.2 million charge to fully reserve for an account receivable from a customer in bankruptcy.

Interest Expense:

	Year-Ended
	December 31,			Percent
	2009	2008	Change	Change
	(Dollars in millions)

Interest expense	$23.9	$27.9	$(4.0)	(14)%
Average outstanding borrowings	$374.1	$385.8	$(11.7)	(3)%
Average borrowing rate	6.39%	7.23%	(84)	basis points

Interest expense decreased $4.0 million in 2009 compared to 2008, primarily due to a lower average borrowing rate during 2009, lower average borrowings and the effect of the purchase of the 8.375% Notes. The decrease in average borrowings in 2009 resulted primarily from the reduction in working capital requirements. The lower average borrowing rate in 2009 was due primarily to decreased interest rates under our revolving credit facility compared to 2008.

Impairment Charges:

During 2009, the Company recorded asset impairment charges totaling $5.2 million associated with general weakness in the economy, including the railroad industry.

During 2008, the Company recorded goodwill impairment charges of $95.8 million. The Company also recorded asset impairment charges of $25.3 million associated with the volume declines and volatility in the automotive markets, loss from the disposal of a foreign subsidiary and restructuring expenses associated with the Company’s exit from its relationship with its largest customer, Navistar, along with realignment of its distribution network.

Gain on Purchase of 8.375% Senior Subordinated Notes:

In 2009, the Company recorded a gain of $12.5 million on the purchase of $26.2 million aggregate principal amount of the 8.375% Notes due in 2014.

Income Taxes:

	Year-Ended
	December 31,
	2009	2008
	(Dollars in millions)

Income (loss) before income taxes	$3.2	$(101.7)

Income tax (benefit) expense	$(.8)	$21.0

Effective income tax rate	(25)%	(21)%

In the fourth quarter of 2009, the Company released $1.8 million of the valuation allowance attributable to continuing operations. In the fourth quarter of 2008, the Company recorded a $33.6 million valuation allowance against its net U.S. and certain foreign deferred tax assets. As of December 31, 2009 and 2008, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $(.8) million in 2009 compared to $21.0 million in 2008. The effective income tax rate was (25)% in 2009, compared to (21)% in 2008.

The Company’s net operating loss carryforward precluded the payment of most federal income taxes in both 2009 and 2008, and should similarly preclude such payments in 2010. At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38.5 million, which will expire between 2022 and 2029.

2008 versus 2007

Net Sales by Segment:

	Year-Ended
	December 31,			Percent
	2008	2007	Change	Change
	(Dollars in millions)

Supply Technologies	$521.3	$531.4	$(10.1)	(2)%
Aluminum Products	156.3	169.1	(12.8)	(8)%
Manufactured Products	391.2	370.9	20.3	5%

Consolidated Net Sales	$1,068.8	$1,071.4	$(2.6)	0%

Consolidated net sales were essentially flat in 2008 compared to 2007 as growth in Manufactured Products segment nearly offset declines in Aluminum Products sales resulting from reduced automotive sales and Supply Technologies sales resulting from reduced sales to the semiconductor, lawn and garden, auto, plumbing and heavy-duty truck markets. Supply Technologies sales decreased 2% primarily due to volume reductions in the heavy-duty truck industry, partially offset by the addition of new customers and increases in product range to existing customers. Aluminum Products sales decreased 8% as the general decline in auto industry sales volumes exceeded additional sales from new contracts starting production ramp-up. Manufactured Products sales increased 5% primarily in the induction, pipe threading equipment and forging businesses, due largely to worldwide strength in the steel, oil & gas, aerospace and rail industries. Approximately 20% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of sales by segment were approximately 13%, 79% and 5% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively.

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

Selling, General & Administrative Expenses:

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

Impairment Charges:

During 2008, the Company recorded goodwill impairment charges of $95.8 million. The Company also recorded asset impairment charges of $25.3 million associated with the volume declines and volatility in the automotive markets, loss from the disposal of a foreign subsidiary and restructuring expenses associated with the Company’s exit from its relationship with its largest customer, Navistar, Inc., along with realignment of its distribution network.

Income Taxes:

	Year-Ended
	December 31,
	2008	2007
	(Dollars in millions)

(Loss) income before income taxes	$(101.7)	$31.0

Income taxes	$21.0	$10.0

Effective income tax rate	(21)%	32%

In the fourth quarter of 2008, the Company recorded a $33.6 million valuation allowance against its net U.S. and certain foreign deferred tax assets. As of December 31, 2008, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $21.0 million in 2008 compared to $10.0 million in 2007. The effective income tax rate was (21)% in 2008, compared to 32% in 2007.

The Company’s net operating loss carryforward precluded the payment of most federal income taxes in both 2008 and 2007, and should similarly preclude such payments in 2009. At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $42.1 million, which will expire between 2022 and 2028.

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

Impairment of Long-Lived Assets:  In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life especially in light of the recent volume declines and volatility in the automotive markets along with the general economic downturn and our goodwill impairment. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predicable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information wasn’t available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. During 2008, the Company recorded asset impairment charges of approximately $23.0 million, of which approximately $13.8 million was determined based on appraisals or scrap value and approximately $9.2 million was based on discounted cash flow analysis. The impact of a one percentage point change in the discount rate used in performing the discounted cash flow analysis would have been less than $1.0 million with respect to the asset impairment charges. In 2009, the Company recorded $7.0 million of asset impairment charges of which $5.2 million was based on appraisals and $1.8 million was based on other valuation methods. See Note M to the consolidated financial statements.

Restructuring:  We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill:  As required by ASC 350, “Intangibles — Goodwill and Other”, (“ASC 350”) management performs impairment testing of goodwill at least annually as of October 1 of each year or more frequently if impairment indicators arise.

In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment pursuant to ASC 280 “Segment Reporting”, or one level below the reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. Prior to our 2008 impairment analysis, we had four reporting units with recorded goodwill including Supply Technologies (included in the Supply Technologies Segment) with $64.6 million of goodwill, Engineered Specialty Products (included in the Supply Technology Segment) with $14.7 million of goodwill, Aluminum Products with $16.5 million of goodwill and Capital Equipment (included in the Manufactured Products segment) with $4.1 million of goodwill. At the time of goodwill impairment testing, management determined fair value of the reporting units through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company-specific risk factors for each reporting unity in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit, which ranged from 12% to 18%, is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The projections developed for the 2008 impairment test reflected managements’ view considering the significant market downturn during the fourth quarter of 2008. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the market capitalization of the Company, which had a significant decline in the fourth quarter of 2008. We have completed the annual impairment test as of October 1, 2007, 2006 and 2005 and have determined that no goodwill impairment existed as of those dates. We completed the annual impairment tests as of October 1, 2008 and updated these tests, as necessary, as of December 31, 2008. We concluded that all of the goodwill in three of the reporting units for a total of $95.8 million was impaired and written off in the fourth quarter of 2008. At December 31, 2008 the Company had remaining goodwill of $4.1 million in the Capital Equipment reporting unit. We completed the annual impairment tests as of October 1, 2009 and concluded that no goodwill impairment existed for the remaining goodwill in the Capital Equipment reporting unit.

Income Taxes:  In accordance with ASC 740, “Income Taxes”, (“ASC 740”) the Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion.

ASC 740 provides that future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback, carryforward period available under the tax law. The Company analyzed the four possible sources of taxable income as set forth in ASC 740 and concluded that the only relevant sources of taxable income is the reversal of its existing taxable temporary differences. The Company reviewed the projected timing of the reversal of its taxable temporary differences and determined that such reversals will offset the Company’s deferred tax assets prior to their expiration. Accordingly, a valuation reserve was established against the Company’s domestic deferred tax assets net of its deferred tax liabilities (taxable temporary differences).

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”. The statement makes the ASC the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The Company adopted the statement as of September 30, 2009. Accordingly, the financial statements for the interim period ending September 30, 2009, and the financial statements for future interim and annual periods will reflect the ASC references. The statement has no impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued new guidance that modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The new guidance was adopted prospectively by the Company, effective January 1, 2009.

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

Effective January 1, 2008, the Company measures financial assets and liabilities at fair value in three levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

In April 2009, the FASB issued new guidance that if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. There was no impact on the consolidated financial statements. In April 2009, the FASB issued guidance which requires that publicly traded companies include the fair value disclosures in their interim financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance at June 30, 2009. At December 31, 2009 the approximate fair value of Park-Ohio Industries, Inc 8.375% senior subordinated notes due 2014 was $144.3 million based on Level 1 inputs. The company had other investments having Level 2 inputs totaling $6.8 million.

In May 2009, the FASB issued guidance which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. This guidance was effective for the Company on June 30, 2009. The adoption of this guidance did not impact the Company’s’ consolidated financial position or results of operations. Refer to Note N to the consolidated financial statements for information on subsequent events.

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

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the recent global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the risk factors we describe under “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $141.2 million at December 31, 2009. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.4 million for the year ended December 31, 2009.

Our foreign subsidiaries generally conduct business in local currencies. During 2009, we recorded an unfavorable foreign currency translation adjustment of $3.0 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts for steel but have entered into forward purchase contracts for a portion of our anticipated natural gas usage through April 2010.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

Page

Report of Independent Registered Public Accounting Firm	28
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets — December 31, 2009 and 2008	30
Consolidated Statements of Operations — Years Ended December 31, 2009, 2008 and 2007	31
Consolidated Statements of Shareholder’s Equity — Years Ended December 31, 2009, 2008 and 2007	32
Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007	33
Notes to Consolidated Financial Statements	34
Supplementary Financial Data
Schedule II — Valuation and Qualifying accounts	60
EX-24.1
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited Park-Ohio Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park-Ohio Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009 of Park-Ohio Industries, Inc. and subsidiaries and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 25, 2010

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$21,976	$17,623
Accounts receivable, less allowances for doubtful accounts of $8,388 in 2009 and $3,044 in 2008	104,643	165,779
Inventories	182,116	228,817
Deferred tax assets	8,104	9,446
Unbilled contract revenue	19,411	25,602
Other current assets	13,783	19,266

Total Current Assets	350,033	466,533
Property, plant and equipment:
Land and land improvements	3,673	3,448
Buildings	44,721	41,004
Machinery and equipment	194,111	201,287

	242,505	245,739
Less accumulated depreciation	167,546	156,911

	74,959	88,828
Other Assets:
Goodwill	4,155	4,109
Other	70,695	63,375

	$499,842	$622,845

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$75,078	$122,107
Accrued expenses	39,074	74,394
Current portion of long-term debt	10,894	8,778
Current portion of other postretirement benefits	2,197	2,290

Total Current Liabilities	127,243	207,569
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	183,835	210,000
Revolving credit	134,600	164,600
Other long-term debt	4,668	2,283
Deferred tax liability	7,200	9,090
Other postretirement benefits and other long-term liabilities	21,831	24,093

	352,134	410,066
Shareholder’s Equity
Common stock, par value $1 per share	-0-	-0-
Additional paid-in capital	55,362	56,112
Retained (deficit)	(29,783)	(33,800)
Accumulated other comprehensive (loss)	(5,114)	(17,102)

	20,465	5,210

	$499,842	$622,845

See notes to consolidated financial statements.

Park-Ohio Industries Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net sales	$701,047	$1,068,757	$1,071,441
Cost of products sold	597,200	919,297	912,337

Gross profit	103,847	149,460	159,104
Selling, general and administrative expenses	84,036	102,127	96,523
Goodwill impairment charge	-0-	95,763	-0-
Restructuring and impairment charges	5,206	25,331	-0-

Operating income (loss)	14,605	(73,761)	62,581
Gain on purchase of 8.375% senior subordinated notes	(12,529)	-0-	-0-
Interest expense	23,945	27,921	31,551

Income (loss) before income taxes	3,189	(101,682)	31,030
Income tax (benefit) expense	(828)	20,986	9,976

Net income (loss)	$4,017	$(122,668)	$21,054

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2007	$-0-	$64,844	$68,422	$5,824	$139,090
Adjustment relating to adoption of FIN 48			(608)		(608)
Comprehensive income:
Net income			21,054		21,054
Foreign currency translation adjustment				7,328	7,328
Pension and postretirement benefit adjustments, net of income tax of $2,834				4,932	4,932

Comprehensive income					33,314

Balance at December 31, 2007	-0-	64,844	88,868	18,084	171,796
Comprehensive (loss):
Net loss			(122,668)		(122,668)
Foreign currency translation adjustment				(8,730)	(8,730)
Pension and postretirement benefit adjustments, net of income tax of $13,460				(26,456)	(26,456)

Comprehensive (loss)					(157,854)
Distribution of capital to shareholder		(8,732)			(8,732)

Balance at December 31, 2008	-0-	56,112	(33,800)	(17,102)	5,210
Comprehensive income (loss):
Net income			4,017		4,017
Foreign currency translation adjustment				2,968	2,968
Pension and postretirement benefit adjustments, net of income tax of $1,179				9,020	9,020

Comprehensive income					16,005
Distribution of capital to shareholder		(750)			(750)

Balance at December 31, 2009	$-0-	$55,362	$(29,783)	$(5,114)	$20,465

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$4,017	$(122,668)	$21,054
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	18,776	20,782	20,469
Restructuring and impairment charges	5,206	121,094	2,214
Gain on purchase of 8.375% senior subordinated notes	(12,529)	-0-	-0-
Deferred income taxes	(1,842)	-0-	4,342
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	61,136	6,578	9,536
Inventories	46,701	(12,547)	8,527
Accounts payable and accrued expenses	(82,349)	7,490	(21,900)
Other	10,572	(10,535)	(15,410)

Net cash provided by operating activities	49,688	10,194	28,832
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,575)	(17,466)	(21,876)
Business acquisitions, net of cash acquired	-0-	(5,322)	-0-
Proceeds from the sale of assets held for sale	-0-	260	-0-

Net cash used by investing activities	(5,575)	(22,528)	(21,876)
FINANCING ACTIVITIES
(Payments) proceeds on bank arrangements, net	(25,499)	25,612	(14,751)
Purchase of 8.375% senior subordinated notes	(13,511)	-0-	-0-
Distribution of capital to shareholder	(750)	(8,732)	-0-

Net cash (used) provided by financing activities	(39,760)	16,880	(14,751)
Increase (decrease) in cash and cash equivalents	4,353	4,546	(7,795)
Cash and cash equivalents at beginning of year	17,623	13,077	20,872

Cash and cash equivalents at end of year	$21,976	$17,623	$13,077

Income taxes paid	$3,146	$6,847	$6,170
Interest paid	23,018	26,115	30,194

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007
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

Inventories:  Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $21,456 and $22,312 at December 31, 2009 and 2008, respectively. Inventory consigned to others was $3,160 and $5,025 at December 31, 2009 and 2008, respectively.

Major Classes of Inventories

	December 31,
	2009	2008

Finished goods	$100,309	$129,939
Work in process	26,778	29,648
Raw materials and supplies	55,029	69,230

	$182,116	$228,817

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25 to 60 years for buildings, and 3 to 20 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable. See Note O.

Impairment of Long-Lived Assets:  We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset,

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is generally determined, based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed.

Goodwill and Other Intangible Assets:  In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. The Company completed the annual impairment tests required by ASC 350 as of October 1, 2009. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

We use an income approach and other valuation techniques to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that using this methodology provides reasonable estimates of a reporting unit’s fair value. The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of our reporting units. See Note D for the results of this testing.

Accounting for Asset Retirement Obligations:  In accordance with ASC 410 “Asset Retirement and Environmental Obligations”, the Company has identified certain conditional asset retirement obligations at various current manufacturing facilities. These obligations relate primarily to asbestos abatement. Using investigative, remediation, and disposal methods that are currently available to the Company, the estimated cost of these obligations is not significant and management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. Management expects these contingent asset retirement obligations to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

Income Taxes:  The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and losses, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by ASC 740 “Income Taxes” (“ASC 740”).

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. On November 16, 2007, the Company entered into a five-year Accounts Receivable Purchase Agreement whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. During 2009 and 2008, we sold approximately $20,832 and $33,814, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2009 and 2008, a loss in the amount of $86 and $200, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

Software Development Costs:  Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $1,454, $1,288 and $1,287 in 2009, 2008 and 2007, respectively.

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2009, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $17,363, which represented approximately 16% of the Company’s trade accounts receivable. During 2009, sales to these customers amounted to approximately $77,297, which represented approximately 11% of the Company’s net sales.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses. The resulting translation adjustments are recorded in accumulated comprehensive income (loss) in shareholders’ equity.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”. The statement makes the ASC the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The Company adopted the statement as of September 30, 2009. Accordingly, the financial statements for the interim period ending September 30, 2009, and the financial statements for future interim and annual periods will reflect the ASC references. The statement has no impact on the Company’s results of operations, financial condition or liquidity.

In December 2007, the FASB issued new guidance that modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The new guidance was adopted prospectively by the Company, effective January 1, 2009.

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

Effective January 1, 2008, the Company measures financial assets and liabilities at fair value in three levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

In April 2009, the FASB issued new guidance that if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for its quarter ended June 30, 2009. There was no impact on the consolidated financial statements. In April 2009, the FASB issued guidance which requires that publicly traded companies include the fair value disclosures in their interim financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance at June 30, 2009. At December 31, 2009 the approximate fair value of Park-Ohio Industries, Inc 8.375% senior subordinated notes due 2014 was $144,310 based on Level 1 inputs. The Company had other investments having Level 2 inputs totaling $6,809.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2009, the FASB issued guidance which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. This guidance was effective for the Company on June 30, 2009. The adoption of this guidance did not impact the Company’s’ consolidated financial position or results of operations. Refer to Note N to the consolidated financial statements for information on subsequent events.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007

Net sales:
Supply Technologies	$328,805	$521,270	$531,417
Aluminum Products	111,388	156,269	169,118
Manufactured Products	260,854	391,218	370,906

	$701,047	$1,068,757	$1,071,441

Income before income taxes:
Supply Technologies	$6,325	$(74,884)	$27,175
Aluminum Products	(5,155)	(36,042)	3,020
Manufactured Products	23,472	50,534	45,798

	24,642	(60,392)	75,993
Corporate costs	1,736	(13,369)	(13,412)
Interest expense	(23,189)	(27,921)	(31,551)

	$3,189	$(101,682)	$31,030

Identifiable assets:
Supply Technologies	$207,729	$256,161	$354,165
Aluminum Products	76,443	87,215	98,524
Manufactured Products	178,715	242,057	231,459
General corporate	36,955	37,412	85,270

	$499,842	$622,845	$769,418

Depreciation and amortization expense:
Supply Technologies	$4,812	$5,153	$4,832
Aluminum Products	7,556	8,564	8,563
Manufactured Products	6,022	6,586	6,723
General corporate	386	479	351

	$18,776	$20,782	$20,469

Capital expenditures:
Supply Technologies	$2,380	$931	$7,751
Aluminum Products	1,385	7,750	4,775
Manufactured Products	2,006	8,101	6,534
General corporate	(196)	684	2,816

	$5,575	$17,466	$21,876

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2009	2008	2007

United States	73%	68%	70%
Asia	9%	11%	9%
Canada	6%	6%	5%
Mexico	2%	6%	6%
Europe	9%	6%	6%
Other	1%	3%	4%

	100%	100%	100%

At December 31, 2009, 2008 and 2007, approximately 77%, 81% and 85%, respectively, of the Company’s assets were maintained in the United States.

NOTE C —	Acquisitions

During 2008, the Company purchased certain assets of two companies for a total cost of $5,322. These acquisitions were funded with borrowings under the Company’s revolving credit facility. These acquisitions were not deemed significant as defined in Regulation S-X.

NOTE D —	Goodwill and Other Intangible Assets

ASC 350, requires that our annual, and any interim, impairment assessment be performed at the “reporting unit” level. At October 1, 2008, the Company had four reporting units that had goodwill. Under the provisions of ASC 350, these four reporting units were tested for impairment as of October 1, 2008 and updated as of December 31, 2008, as necessary. During the fourth quarter of 2008, indicators of potential impairment caused us to update our impairment tests. Those indicators included the following: a significant decrease in market capitalization; a decline in recent operating results; and a decline in our business outlook primarily due to the macroeconomic environment. In accordance with ASC 350, we completed an impairment analysis and concluded that all of the goodwill in three of the reporting units for a total of $95,763 was impaired and written off in the fourth quarter of 2008.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 were as follows:

	Supply		Manufactured
	Technologies	Aluminum	Products	Total

Balance at January 1, 2008	$80,249	$16,515	$4,233	$100,997
Foreign Currency Translation	(1,001)	-0-	(124)	(1,125)
Impairment Charge	(79,248)	(16,515)	-0-	(95,763)

Balance at December 31, 2008	-0-	-0-	4109	4,109
Foreign Currency Translation	-0-	-0-	46	46

Balance at December 31, 2009	$-0-	$-0-	$4,155	$4,155

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets were acquired in connection with the acquisition of NABS, Inc. Information regarding other intangible assets as of December 31, 2009 and 2008 follows:

		2009			2008
	Acquisition	Accumulated		Acquisition	Accumulated
	Costs	Amortization	Net	Costs	Amortization	Net

Non-contractual customer relationships	$7,200	$1,800	$5,400	$7,200	$1,200	$6,000
Other	820	372	448	820	248	572

	$8,020	$2,172	$5,848	$8,020	$1,448	$6,572

Amortization of other intangible assets was $724 for each of the years ended December 31, 2009 and 2008. Amortization expense for each of the five years following December 31, 2009 is approximately $724 in 2010, $724 in 2011 and $600 for each of the three subsequent years thereafter.

NOTE E —	Other Assets

Other assets consists of the following:

	December 31,
	2009	2008

Pension assets	$49,435	$38,985
Deferred financing costs, net	1,345	2,951
Tooling	384	139
Software development costs	3,893	4,096
Intangible assets subject to amortization	5,848	7,513
Other	9,790	9,691

Totals	$70,695	$63,375

NOTE F —	Accrued Expenses

Accrued expenses include the following:

	December 31,
	2009	2008

Accrued salaries, wages and benefits	$8,978	$13,173
Advance billings	14,189	28,412
Warranty accrual	2,760	5,402
Interest payable	2,191	2,837
Taxes	1,788	6,386
Other	9,168	18,184

Totals	$39,074	$74,394

Substantially all advance billings and warranty accruals relate to the Company’s capital equipment businesses.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Balance at beginning of year	$5,402	$5,799	$3,557
Claims paid during the year	(3,367)	(3,944)	(2,402)
Warranty expense	704	4,202	4,526
Other	21	(655)	118

Balance at end of year	$2,760	$5,402	$5,799

NOTE G —	Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2009	2008

8.375% senior subordinated notes due 2014	$183,835	$210,000
Revolving credit facility maturing on June 30, 2013	141,200	164,600
Other	8,962	11,061

	333,997	385,661
Less current maturities	10,894	8,778

Total	$323,103	$376,883

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit up to $270,000 at December 31, 2009. The Credit Agreement contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2009, the Company had approximately $34,172 of unused borrowing capacity available under the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2009, in addition to amounts borrowed under the Credit Agreement, there was $8,552 outstanding primarily for standby letters of credit. An annual fee of .75% is imposed by the bank on the unused portion of available borrowings.

On March 8, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to June 30, 2013, reduce the loan commitment from $270,000 to $210,000, which includes a term loan A for $28,000 that is secured by real estate and machinery and equipment and an unsecured term loan B for $12,000. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 3% to 4% or (ii) the bank’s prime lending rate plus 1% at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 4% to 5% or (ii) the bank’s prime lending rate plus 2% at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 6% to 7% or (ii) the bank’s prime lending rate plus 4.5%, at the Company’s election. The term loan A is amortized based on a ten year schedule with the balance due at maturity. The term loan B is amortized over a two-year period plus 50% of debt service coverage excess capped at $3,500.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Considering the amendment of the Credit Agreement on March 8, 2010, maturities of long-term debt during each of the five years following December 31, 2009 are approximately $10,894 in 2010, $9,136 in 2011, $4,800 in 2012, $122,000 in 2013 and $523 in 2014.

Foreign subsidiaries of the Company had borrowings of $3,787 and $10,319 at December 31, 2009 and 2008, respectively and outstanding bank guarantees of $10,909 at December 31, 2009 under their credit arrangements.

The 8.375% senior subordinated notes due 2014 (“8.375% Notes”) are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2009, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 5.26% at December 31, 2009.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2009 and 2008. The approximate fair value of the 8.375% Notes was $144,310 and $79,594 at December 31, 2009 and 2008, respectively.

In 2009, a foreign subsidiary of the Company purchased $26,165 aggregate principal amount of the 8.375% Notes for $13,511. After writing off $125 of deferred financing costs, the Company recorded a net gain of $12,529.

NOTE H —	Income Taxes

Income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007

Current expense (benefit):
Federal	$(147)	$229	$(9)
State	179	1,518	299
Foreign	982	6,156	5,344

	1,014	7,903	5,634
Deferred:
Federal	(1,231)	12,421	3,639
State	(39)	923	198
Foreign	(572)	(261)	505

	(1,842)	13,083	4,342

Income tax (benefit) expense	$(828)	$20,986	$9,976

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2009	2008	2007

Tax at statutory rate	$(2,113)	$(34,586)	$10,911
Effect of state income taxes, net	(161)	(1,834)	266
Effect of foreign operations	1,247	293	(1,082)
Goodwill	-0-	23,241	-0-
Valuation allowance	(1,815)	33,625	238
Equity compensation	148	18	51
Tax credits	(192)	(240)	(207)
Prior year adjustments	141	(304)	504
Non-deductable items	735	802	572
Other, net	1,182	(29)	(1,277)

Total	$(828)	$20,986	$9,976

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Postretirement benefit obligation	$7,060	$7,579
Inventory	10,342	12,126
Net operating loss and credit carryforwards	22,478	22,133
Goodwill	4,381	5,465
Other	8,348	10,832

Total deferred tax assets	52,609	58,135
Deferred tax liabilities:
Depreciation and amortization	692	5,824
Pension	18,010	14,389
Intangible assets and other	2,335	2,645

Total deferred tax liabilities	21,037	22,858

Net deferred tax assets prior to valuation allowances	31,572	35,277
Valuation allowances	(30,668)	(34,921)

Net deferred tax asset	$904	$356

At December 31, 2009, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $38,538 which expires between 2022 and 2029. The foreign net operating loss carryforward is $3,619 of which $1,181 expires in 2016 and $2,438 has no expiration date. The Company also has a state net operating loss carryforward of $4,589 which expires between 2010 and 2029.

At December 31, 2009, the Company has research and development credit carryforwards of approximately $2,923 which expire between 2012 and 2029. The Company also has foreign tax credit carryforwards of $1,778, which expire between 2015 and 2019, and alternative minimum tax credit carryforwards of $1,083 which have no expiration date.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2006 through 2009 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2009 and 2008, the Company was in a cumulative three-year loss position and it was determined that it was not more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2009 and 2008, the Company recorded full valuation allowances of $28,813 and $34,475, respectively, against its U.S. net deferred tax assets. In addition, the Company determined that it was not more likely than not that certain foreign net deferred tax assets will be realized. As of December 31, 2009 and 2008, the Company recorded valuation allowances of $1,855 and $447, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes, primarily codified under ASC 740, on January 1, 2007. As a result of this implementation the Company recognized a $608 increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings. The total amount of unrecognized tax benefits on the date of the adoption was approximately $4,691. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Unrecognized Tax Benefit — January 1,	$5,806	$5,255	$4,691
Gross Increases — Tax Positions in Prior Period	101	-0-	72
Gross Decreases — Tax Positions in Prior Period	(55)	(39)	(133)
Gross Increases — Tax Positions in Current Period	97	590	625
Settlements	-0-	-0-	-0-
Lapse of Statute of Limitations	(231)	-0-	-0-

Unrecognized Tax Benefit — December 31,	$5,718	$5,806	$5,255

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,633 at December 31, 2009 and $4,692 at December 31, 2008. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2009 and 2008, the Company recognized approximately $42 and $94, respectively, in net interest and penalties. The Company had approximately $673 and $631 for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

Deferred taxes have not been provided on undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practical to determine the deferred tax liability on such undistributed earnings.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	Pensions and Postretirement Benefits

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

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2009 and 2008:

			Postretirement
	Pension		Benefits
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$48,383	$48,320	$19,961	$18,711
Service cost	471	439	61	87
Interest cost	2,748	2,892	1,053	1,215
Amendments	10	-0-	(920)	-0-
Actuarial losses (gains)	1,446	1,150	279	2,348
Benefits and expenses paid, net of contributions	(4,238)	(4,418)	(2,146)	(2,400)

Benefit obligation at end of year	$48,820	$48,383	$18,288	$19,961

Change in plan assets
Fair value of plan assets at beginning of year	$87,368	$118,878	$-0-	$-0-
Actual return on plan assets	16,725	(27,092)	-0-	-0-
Company contributions	-0-	-0-	2,146	2,400
Cash transfer to fund postretirement benefit payments	(1,600)	-0-	-0-	-0-
Benefits and expenses paid, net of contributions	(4,238)	(4,418)	(2,146)	(2,400)

Fair value of plan assets at end of year	$98,255	$87,368	$-0-	$-0-

Funded (underfunded) status of the plans	$49,435	$38,985	$(18,288)	$(19,961)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

			Postretirement
	Pension		Benefits
	2009	2008	2009	2008

Noncurrent assets	$49,435	$38,985	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	11,111	11,757
Current liabilities	-0-	-0-	2,197	2,290
Accumulated other comprehensive (income) loss	15,900	25,131	4,980	5,914

Net amount recognized at the end of the year	$65,335	$64,116	$18,288	$19,961

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss/(gain)	$15,819	$24,972	$4,980	$5,914
Net prior service cost (credit)	253	372	-0-	-0-
Net transition obligation (asset)	(172)	(213)	-0-	-0-

Accumulated other comprehensive (income) loss	$15,900	$25,131	$4,980	$5,914

As of December 31, 2009 and 2008, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

The pension plan weighted-average asset allocation at December 31, 2009 and 2008 and target allocation for 2010 are as follows:

		Plan Assets
	Target 2010	2009	2008

Asset Category
Equity securities	60-65%	69.3%	54.0%
Debt securities	25-30	9.9	11.6
Other	15-20	20.8	34.4

	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	Level 2	Total

Collective trust and pooled insurance funds:
Common stock	$52,507	$52,507
Equity Funds	12,727	12,727
Foreign Stock	2,590	2,590
Convertible Securities	1,063	1,063
U.S. Government Obligations	4,900	4,900
Fixed income funds	4,588	4,588
Cash and Cash Equivalents	19,779	19,779
Other	100	100

	$98,254	$98,254

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2009, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2009 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 7.0% and a 9.5% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2009. The rates were assumed to decrease gradually to 5.0% for medical for 2011 and 5.0% for drug for 2012 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Service costs	$471	$439	$334	$61	$87	$180
Interest costs	2,748	2,892	2,842	1,053	1,215	1,103
Expected return on plan assets	(7,036)	(9,634)	(9,049)	-0-	-0-	-0-
Transition obligation	(40)	(47)	(38)	-0-	-0-	-0-
FAS 88 one-time charge	-0-	-0-	80	-0-	-0-	-0-
Amortization of prior service cost	129	137	138	-0-	(52)	(63)
Recognized net actuarial (gain) loss	910	(100)	13	294	369	227

Benefit (income) costs	$(2,818)	$(6,313)	$(5,680)	$1,408	$1,619	$1,447

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
AOCI at beginning of year	$25,131	$(12,756)	$(8,144)	$5,914	$3,884	$7,038
Net (gain)/loss	(8,241)	37,876	(4,499)	280	2,347	(2,990)
Recognition of prior service cost/(credit)	(120)	(137)	(138)	(920)	52	63
Recognition of (gain)/loss	(870)	148	25	(294)	(369)	(227)

Total recognized in other comprehensive (income) loss at end of year	$15,900	$25,131	$(12,756)	$4,980	$5,914	$3,884

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2010 are $330, $62 and $(40), respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2010 is $386 and $(96), respectively.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2010	4,088	2,434	237	2,197
2011	3,988	2,353	235	2,118
2012	3,901	2,190	236	1,954
2013	3,873	2,087	229	1,858
2014	3,802	1,999	218	1,781
2015 to 2019	18,172	7,996	916	7,080

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2009	$91	$(79)
Effect on postretirement benefit obligation as of December 31, 2009	$1,309	$(1,170)

The total contribution charged to pension expense for the Company’s defined contribution plans was $301 in 2009, $2,081 in 2008 and $2,068 in 2007. During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees. The Company expects to have no contributions to its defined benefit plans in 2010.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $389 related with the SERP in 2009 and 2008. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

NOTE K —	Leases

Future minimum lease commitments during each of the five years following December 31, 2009 and thereafter are as follows: $12,477 in 2010, $9,216 in 2011, $5,739 in 2012, $3,600 in 2013, $2,185 in 2014 and $3,598 thereafter. Rental expense for 2009, 2008 and 2007 was $12,812, $14,400 and $14,687, respectively.

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

NOTE L —	Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Foreign currency translation adjustment	$6,950	$3,982
Pension and postretirement benefit adjustments, net of tax	(12,064)	(21,084)

Total	$(5,114)	$(17,102)

NOTE M —	Restructuring and Unusual Charges

In 2009 and 2008, due to volume declines and volatility in the automotive markets along with the general economic downturn, the Company evaluated its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment”. The Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. During 2008, based on the results of these tests, the Company recorded asset impairment charges. In addition, the Company made a decision to exit its relationship with its largest customer, Navistar, effective December 31, 2008 which along with the general economic downturn resulted in either the closure, downsizing or consolidation of eight facilities in its distribution network. The Company’s restructuring activities were substantially completed in 2009. In 2008, the Company recorded asset impairment charges of $30,875, which were composed of $5,544 of inventory impairment included in Cost of Products Sold, $1,758 for a loss on disposition of a foreign subsidiary, $564 of severance costs (80 employees) and $23,009 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

			Loss on Disposal
	Asset	Cost of	of Foreign	Severance
	Impairment	Products Sold	Subsidiary	Costs	Total

Supply Technologies	$6,143	$4,965	$1,758	$564	$13,430
Aluminum Products	12,575	579	-0-	-0-	13,154
Manufactured Products	4,291	-0-	-0-	-0-	4,291

	$23,009	$5,544	$1,758	$564	$30,875

The accrued liability for severance costs and related cash payments consisted of:

Balance at January 1, 2008	$-0-
Severance costs recorded in 2008	564
Cash payments made in 2008	(19)

Balance at December 31, 2008	545
Cash payments made in 2009	(460)

Balance at December 31, 2009	$85

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2009, due to weakness in the general economy including the railroad industry, the Company recorded $7,003 of asset impairment charges which were composed of $1,797 for inventory impairment and $5,206 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Asset	Cost of
	Impairment	Products Sold	Total

Supply Technologies	$2,206	$1,797	$4,003
Manufactured Products	3,000	-0-	$3,000

	$5,206	$1,797	$7,003

NOTE N —	Subsequent Event

On March 8, 2010 the Company amended and restated its existing credit facility to, along with other changes, extend the term of the facility to June 30, 2013. See Note G.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of December 31, 2009 and 2008, consolidating condensed statements of operations for the years ended December 31, 2009, 2008 and 2007, consolidating condensed statements of cash flows for the years ended December 31, 2009, 2008 and 2007 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(2,876)	$1,613	$21,839	$1,400	$21,976
Accounts receivable, net	(1,300)	84,669	24,477	(3,203)	104,643
Inventories	-0-	148,658	33,458	-0-	182,116
Other current assets	8,769	18,365	9,878	(3,818)	33,194
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	4,593	253,305	89,652	2,483	350,033
Investment in subsidiaries	313,315	26,129	(26,129)	(313,315)	-0-
Inter-company advances	383,098	292,128	21,935	(697,161)	-0-
Property, Plant and Equipment, net	(464)	70,962	10,506	(6,045)	74,959
Other Assets:
Goodwill	-0-	1,346	2,809	-0-	4,155
Other	25,864	38,660	14,528	(8,357)	70,695

Total Other Assets	25,864	40,006	17,337	(8,357)	74,850

Total Assets	$726,406	$682,530	$113,301	$(1,022,395)	$499,842

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,360	$55,920	$14,375	$1,423	$75,078
Accrued expenses	1,581	25,889	11,604	-0-	39,074
Current portion of long-term liabilities	6,600	102	2,163	4,226	13,091

Total Current Liabilities	11,541	81,911	28,142	5,649	127,243
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit maturing on December 31, 2010	134,600	-0-	-0-	-0-	134,600
Other long-term debt	-0-	4,409	1,623	(1,364)	4,668
Deferred tax liability	6,007	-0-	1,193	-0-	7,200
Other postretirement benefits and other long-term liabilities	2,710	52,637	314	(33,830)	21,831

Total Long-Term Liabilities	353,317	57,046	3,130	(61,359)	352,134
Inter-company advances	361,789	286,093	37,505	(685,387)	-0-
Shareholder’s Equity	(241)	257,480	44,524	(281,298)	20,465

Total Liabilities and Shareholder’s Equity	$726,406	$682,530	$113,301	$(1,022,395)	$499,842

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$572,333	$128,714	$-0-	$701,047
Cost of sales	-0-	494,323	102,877	-0-	597,200

Gross profit	-0-	78,010	25,837	-0-	103,847
Operating Expenses:
Selling, general and administrative expenses	(12,463)	91,238	19,193	(13,932)	84,036
Restructuring and impairment charges	-0-	2,206	-0-	3,000	5,206

Operating Income (loss)	12,463	(15,434)	6,644	10,932	14,605
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	-0-	(12,529)	(12,529)
Interest expense	23,243	1,152	752	(1,202)	23,945

(Loss) income before income tax (benefit) expense	(10,780)	(16,586)	5,892	24,663	3,189
Income tax (benefit) expense	(1,067)	60	179	-0-	(828)

Net income (loss)	$(9,713)	$(16,646)	$5,713	$24,663	$4,017

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$875,260	$193,497	$-0-	$1,068,757
Cost of sales	-0-	766,952	146,801	5,544	919,297

Gross profit	-0-	108,308	46,696	(5,544)	149,460
Operating Expenses:
Selling, general and administrative expenses	(20,346)	106,893	31,939	(16,359)	102,127
Restructuring and impairment charges	-0-	108,614	12,480	-0-	121,094

Operating Income (loss)	20,346	(107,199)	2,277	10,815	(73,761)
Interest expense	26,883	1,736	725	(1,423)	27,921

(Loss) income before income taxes	(6,537)	(108,935)	1,552	12,238	(101,682)
Income taxes	14,569	96	6,321	-0-	20,986

Net (loss) income	$(21,106)	$(109,031)	$(4,769)	$12,238	$(122,668)

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operations	$15,697	$965	$33,026	$-0-	$49,688
Cash flows from investing activities:
Purchases of property, plant and equipment, net	197	(4,125)	(1,647)	-0-	(5,575)

Net cash provided (used) in investing activities	197	(4,125)	(1,647)	-0-	(5,575)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Purchase of 8.375% senior subordinated notes	-0-	-0-	(13,511)	-0-	(13,511)
Proceeds from bank arrangements	(23,400)	4,434	(6,533)	-0-	(25,499)

Net cash (used) provided by financing activities	(24,150)	4,434	(20,044)	-0-	(39,760)

Increase (decrease) in cash and cash equivalents	(8,256)	1,274	11,335	-0-	4,353
Cash and cash equivalents at beginning of year	6,780	339	10,504	-0-	17,623

Cash and cash equivalents at end of year	$(1,476)	$1,613	$21,839	$-0-	$21,976

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used) provided by operations	$(3,847)	$25,797	$(11,756)	$-0-	$10,194
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(685)	(20,784)	4,003	-0-	(17,466)
Business acquisitions, net of cash acquired	-0-	(5,322)	-0-	-0-	(5,322)
Proceeds from the sale of assets held for sale	-0-	260	-0-	-0-	260

Net cash (used) in investing activities	(685)	(25,846)	4,003	-0-	(22,528)
Cash flows from financing activities:
Proceeds from bank arrangements, net	19,200	(219)	6,631	-0-	25,612
Distribution of capital to shareholder	(8,732)	-0-	-0-	-0-	(8,732)

Net cash provided (used) by financing activities	10,468	(219)	6,631	-0-	16,880

Increase (decrease) in cash and cash equivalents	5,936	(268)	(1,122)	-0-	4,546
Cash and cash equivalents at beginning of year	844	607	11,626	-0-	13,077

Cash and cash equivalents at end of year	$6,780	$339	$10,504	$-0-	$17,623

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operations	$7,040	$11,812	$9,980	$-0-	$28,832
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(2,816)	(9,156)	(9,904)	-0-	(21,876)

Net cash (used) in investing activities	(2,816)	(9,156)	(9,904)	-0-	(21,876)
Cash flows from financing activities:
Principal payments on long-term debt	(11,300)	(2,619)	(832)	-0-	(14,751)

Net cash (used) by financing activities	(11,300)	(2,619)	(832)	-0-	(14,751)

Increase (decrease) in cash and cash equivalents	(7,076)	37	(756)	-0-	(7,795)
Cash and cash equivalents at beginning of year	7,920	570	12,382	-0-	20,872

Cash and cash equivalents at end of year	$844	$607	$11,626	$-0-	$13,077

Schedule II

PARK-OHIO INDUSTRIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period

Year Ended December 31, 2009:
Allowances deducted from assets:
Trade receivable allowances	$3,044	$6,527	$(1,183	)(A)	$8,388
Inventory Obsolescence reserve	22,313	7,153	(8,010	)(B)	21,456
Tax valuation allowances	34,921	(1,815)	(2,438	)(D)	30,668
Product warranty liability	5,402	704	(3,346	)(C)	2,760

Year Ended December 31, 2008:
Allowances deducted from assets:
Trade receivable allowances	$3,724	$1,429	$(2,109	)(A)	$3,044
Inventory Obsolescence reserve	20,432	5,385	(3,505	)(B)	22,312
Tax valuation allowances	2,217	33,625	(921)		34,921
Product warranty liability	5,799	4,202	(4,599	)(C)	5,402

Year Ended December 31, 2007:
Allowances deducted from assets:
Trade receivable allowances	$4,305	$1,609	$(2,190	)(A)	$3,724
Inventory Obsolescence reserve	22,978	4,383	(6,929	)(B)	20,432
Tax valuation allowances	316	1,901	-0-	(D)	2,217
Product warranty liability	3,557	4,526	(2,284	)(C)	5,799

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2009.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation , under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework contained in the COSO Report. This report is included at page 29 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2009 and 2008:

	2009	2008

Audit fees	$965,000	$1,136,00
Audit-related fees	75,000	75,000
Tax fees	52,210	100,810

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

Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 25, 2010
* Jeffrey L. Rutherford	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 25, 2010

By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2009

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Industries, Inc. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)
4.1		Second Amended and Restated Credit Agreement, dated June 20, 2007, among Park-Ohio Industries, Inc., the other loan parties thereto, the lenders thereto and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, NA), as agent (filed as exhibit 4.1 to Form 10-Q of Park-Ohio Holdings Corp. on November 9, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on June 3, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.3*	Summary of Annual Cash Bonus Plan for Chief Executive Officer (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended March 31, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10	.4*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.5*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.6		Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.