Form 10-Q
period 2010-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2010-05-10
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2010, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 24.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$26,852	$21,976
Accounts receivable, less allowances for doubtful accounts of $8,571 at March 31, 2010 and $8,388 at December 31, 2009	120,048	104,643
Inventories	173,290	182,116
Deferred tax assets	8,104	8,104
Unbilled contract revenue	20,570	19,411
Other current assets	3,253	13,783

Total Current Assets	352,117	350,033
Property, Plant and Equipment	245,549	242,505
Less accumulated depreciation	172,482	167,546

	73,067	74,959
Other Assets
Goodwill	3,983	4,155
Other	76,509	70,695

	$505,676	$499,842

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$86,566	$75,078
Accrued expenses	45,215	39,074
Current portion of long-term debt	10,748	10,894
Current portion of other postretirement benefits	2,197	2,197

Total Current Liabilities	144,726	127,243
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit facility	130,400	134,600
Other long-term debt	4,563	4,668
Deferred tax liability	7,200	7,200
Other postretirement benefits and other long-term liabilities	21,272	21,831

	347,270	352,134
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	47,850	55,362
Retained deficit	(27,224)	(29,783)
Accumulated other comprehensive (loss)	(6,946)	(5,114)

	13,680	20,465

	$505,676	$499,842

Note:	The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Amounts in thousands)

Net sales	$191,701	$181,250
Cost of products sold	162,363	157,388

Gross profit	29,338	23,862
Selling, general and administrative expenses	20,456	21,330

Operating income	8,882	2,532
Interest expense	5,455	6,201

Income (loss) before income taxes	3,427	(3,669)
Income taxes	868	732

Net income (loss)	$2,559	$(4,401)

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
		(Dollars in thousands)

Balance at January 1, 2010	$-0-	$55,362	$(29,783)	$(5,114)	$20,465
Comprehensive income:
Net income			2,559		2,559
Foreign currency translation adjustment				(2,027)	(2,027)
Pension and post retirement benefit adjustments, net of tax				195	195

Comprehensive income					727
Capital contribution from shareholder		(6,762)			(6,762)
Distribution of capital to shareholder		(750)			(750)

Balance at March 31, 2010	$-0-	$47,850	$(27,224)	$(6,946)	$13,680

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$2,559	$(4,401)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,168	5,194
Changes in operating assets and liabilities:
Accounts receivable	(15,405)	33,042
Inventories and other current assets	18,196	6,278
Accounts payable and accrued expenses	17,628	(42,852)
Other	(4,922)	(4,267)

Net Cash Provided (Used) by Operating Activities	22,224	(7,006)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,580)	(1,335)

Net Cash Used by Investing Activities	(1,580)	(1,335)
FINANCING ACTIVITIES
(Payments) Proceeds on debt, net	(4,450)	3,175
Distribution of capital to shareholder	(750)	(750)
Debt issue costs	(3,806)	-0-
Capital contribution from parent	(6,762)	-0-

Net Cash (Used) Provided by Financing Activities	(15,768)	2,425

Increase (Decrease) in Cash and Cash Equivalents	4,876	(5,916)
Cash and Cash Equivalents at Beginning of Period	21,976	17,623

Cash and Cash Equivalents at End of Period	$26,852	$11,707

Taxes paid	$573	$1,747
Interest paid	1,167	1,541

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010
(Dollar amounts in thousands)

NOTE A —	Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B —	Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Total Supply Managementtm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

Results by business segment were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net sales:
Supply Technologies	$94,238	$82,971
Aluminum Products	36,588	22,358
Manufactured Products	60,875	75,921

	$191,701	$181,250

Income (loss) before income taxes:
Supply Technologies	$4,484	$546
Aluminum Products	1,936	(3,662)
Manufactured Products	4,933	7,712

	11,353	4,596
Corporate costs	(2,471)	(2,064)
Interest expense	(5,455)	(6,201)

	$3,427	$(3,669)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	March 31,	December 31,
	2010	2009

Identifiable assets were as follows:
Supply Technologies	$213,930	$207,729
Aluminum Products	75,368	76,443
Manufactured Products	178,698	178,715
General corporate	37,680	36,955

	$505,676	$499,842

NOTE C —	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement with variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the financial statements of the Company.

NOTE D —	Inventories

The components of inventory consist of the following:

	March 31,	December 31,
	2010	2008

Finished goods	$98,306	$100,309
Work in process	24,315	26,778
Raw materials and supplies	50,669	55,029

	$173,290	$182,116

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Three Months Ended
	March 31,
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Service costs	$81	$123	$9	$24
Interest costs	643	694	248	296
Expected return on plan assets	(1,984)	(1,758)	-0-	-0-
Transition obligation	(10)	(10)	(24)	-0-
Amortization of prior service cost	15	32	-0-	-0-
Recognized net actuarial loss	82	231	107	119

Benefit (income) costs	$(1,173)	$(688)	$340	$439

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

During March of 2009, the Company suspended indefinitely its contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE F —	Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$2,559	$(4,401)
Foreign currency translation	(2,027)	(3,877)
Pension and post retirement benefit adjustments, net of tax	195	371

Total comprehensive income (loss)	$727	$(7,907)

The components of accumulated comprehensive loss at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009

Foreign currency translation adjustment	$4,923	$6,950
Pension and postretirement benefit adjustments, net of tax	(11,869)	(12,064)

	$(6,946)	$(5,114)

The pension and postretirement benefit liability amounts are net of deferred taxes of $1,179 at March 31, 2010 and December 31, 2009, respectively. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2010	2009

Balance at January 1	$2,760	$5,402
Claims paid during the quarter	(246)	(660)
Additional warranties issued during the quarter	73	325

Balance at March 31	$2,587	$5,067

NOTE H —	Income Taxes

The effective income tax rate in the first three months of 2010 and 2009 was 25.3% and (20.0%), respectively.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2009.

NOTE I —	Fair Value Measurements

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

The fair value of the 8.375% Subordinated Notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $173,724 at March 31, 2010 and $144,310 at December 31, 2009. The Company had other investments having Level 2 inputs totaling $7,725.

NOTE J —	Financing Arrangement

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to June 30, 2013 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A for $28,000 that is secured by real estate and machinery and equipment and an unsecured term loan B for $12,000. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 3% to 4% or (ii) the bank’s prime lending rate plus 1%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 4% to 5% or (ii) the bank’s prime lending rate plus 2%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 6% to 7% or (ii) the bank’s prime lending rate plus 4.5%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500. In connection with the Amendment to the Credit Agreement, the Company received a contribution of the capital stock of LLRM Acquisition Corp.; a wholly-owned subsidiary of Park-Ohio Holdings Corp. There was no payment of cash by the Company associated with this transaction.

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	97,000	101,200
Term loan A	28,000	28,000
Term loan B	12,000	12,000
Other	8,711	8,962

	329,546	333,997
Less current maturities	10,748	10,894

Total	$318,798	$323,103

NOTE K —	Accounts Receivable

During the first three months of 2010 and 2009, the Company sold approximately $6,756 and $5,176, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $21 and $28, respectively in the Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2010 and December 31, 2009, consolidating condensed statements of operations for the three months ended March 31, 2010 and 2009, consolidating condensed statements of cash flows for the three months ended March 31, 2010 and 2009 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(1,931)	$1,454	$25,476	$1,853	$26,852
Accounts receivable, net	(1,300)	89,493	31,855	-0-	120,048
Inventories	-0-	141,482	31,808	-0-	173,290
Other current assets	8,562	21,044	9,593	(15,376)	23,823
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	5,331	253,473	98,732	(5,419)	352,117
Investment in subsidiaries	320,474	26,153	(25,136)	(321,491)	-0-
Inter-company advances	369,491	297,895	25,057	(692,443)	-0-
Property, Plant and Equipment, net	2,466	71,868	4,778	(6,045)	73,067
Other Assets:
Goodwill	-0-	1,346	2,637	-0-	3,983
Other	30,226	39,532	15,624	(8,873)	76,509

Total Other Assets	30,226	40,878	18,261	(8,873)	80,492

Total Assets	$727,988	$690,267	$121,692	$(1,034,271)	$505,676

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$2,274	$65,850	$14,664	$3,778	$86,566
Accrued expenses	6,685	25,815	12,666	49	45,215
Current portion of long-term liabilities	6,600	265	3,779	2,301	12,945

Total Current Liabilities	15,559	91,930	31,109	6,128	144,726
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit maturing on June 30, 2013	130,400	-0-	-0-	-0-	130,400
Other long-term debt	-0-	4,049	2	512	4,563
Deferred tax liability	6,007	-0-	1,229	(36)	7,200
Other postretirement benefits and other long-term liabilities	2,565	52,209	292	(33,794)	21,272

Total Long-Term Liabilities	348,972	56,258	1,523	(59,483)	347,270
Inter-company advances	369,407	279,794	41,930	(691,131)	-0-
Shareholder’s Equity	(5,950)	262,285	47,130	(289,785)	13,680

Total Liabilities and Shareholder’s Equity	$727,988	$690,267	$121,692	$(1,034,271)	$505,676

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(2,876)	$1,613	$21,839	$1,400	$21,976
Accounts receivable, net	(1,300)	84,669	24,477	(3,203)	104,643
Inventories	-0-	148,658	33,458	-0-	182,116
Other current assets	8,769	18,365	9,878	(3,818)	33,194
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	4,593	253,305	89,652	2,483	350,033
Investment in subsidiaries	313,315	26,129	(26,129)	(313,315)	-0-
Inter-company advances	383,098	292,128	21,935	(697,161)	-0-
Property, Plant and Equipment, net	(464)	70,962	10,506	(6,045)	74,959
Other Assets:
Goodwill	-0-	1,346	2,809	-0-	4,155
Other	25,864	38,660	14,528	(8,357)	70,695

Total Other Assets	25,864	40,006	17,337	(8,357)	74,850

Total Assets	$726,406	$682,530	$113,301	$(1,022,395)	$499,842

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,360	$55,920	$14,375	$1,423	$75,078
Accrued expenses	1,581	25,889	11,604	-0-	39,074
Current portion of long-term liabilities	6,600	102	2,163	4,226	13,091

Total Current Liabilities	11,541	81,911	28,142	5,649	127,243
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit maturing on June 30, 2013	134,600	-0-	-0-	-0-	134,600
Other long-term debt	-0-	4,409	1,623	(1,364)	4,668
Deferred tax liability	6,007	-0-	1,193	-0-	7,200
Other postretirement benefits and other long-term liabilities	2,710	52,637	314	(33,830)	21,831

Total Long-Term Liabilities	353,317	57,046	3,130	(61,359)	352,134
Inter-company advances	361,789	286,093	37,505	(685,387)	-0-
Shareholder’s Equity	(241)	257,480	44,524	(281,298)	20,465

Total Liabilities and Shareholder’s Equity	$726,406	$682,530	$113,301	$(1,022,395)	$499,842

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$157,944	$33,757	$-0-	$191,701
Cost of sales	-0-	136,661	25,702	-0-	162,363

Gross profit	-0-	21,283	8,055	-0-	29,338
Operating expenses:
Selling, general and administrative expenses	(7,914)	13,529	4,540	10,301	20,456

Operating income	7,914	7,754	3,515	(10,301)	8,882
Interest expense	5,566	231	322	(664)	5,455

Income before income taxes	2,348	7,523	3,193	(9,637)	3,427
Income taxes	740	39	89	-0-	868

Net income (loss)	$1,608	$7,484	$3,104	$(9,637)	$2,559

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$152,763	$28,487	$-0-	$181,250
Cost of sales	-0-	135,774	21,614	-0-	157,388

Gross profit	-0-	16,989	6,873	-0-	23,862
Operating expenses:
Selling, general and administrative expenses	(1,041)	15,325	4,560	2,486	21,330

Operating income	1,041	1,664	2,313	(2,486)	2,532
Interest expense	5,963	214	227	(203)	6,201

Income (loss) before income taxes	(4,922)	1,450	2,086	(2,283)	(3,669)
Income taxes	(288)	24	996	-0-	732

Net income (loss)	$(4,634)	$1,426	$1,090	$(2,283)	$(4,401)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$16,942	$7,133	$(1,851)	$-0-	$22,224
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(26)	(7,047)	5,493	-0-	(1,580)

Net cash provided (used) in investing activities	(26)	(7,047)	5,493	-0-	(1,580)
Cash flows from financing activities:
(Payments) Proceeds on debt	(4,200)	(245)	(5)	-0-	(4,450)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(3,806)	-0-	-0-	-0-	(3,806)

Net cash provided (used) by financing activities	(15,518)	(245)	(5)	-0-	(15,768)

Increase in cash and cash equivalents	1,398	(159)	3,637	-0-	4,876
Cash and cash equivalents at beginning of period	(1,476)	1,613	21,839	-0-	21,976

Cash and cash equivalents at end of period	$(78)	$1,454	$25,476	$-0-	$26,852

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(7,684)	$(3,365)	$4,043	$-0-	$(7,006)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	226	(1,773)	212	-0-	(1,335)

Net cash provided (used) in investing activities	226	(1,773)	212	-0-	(1,335)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Proceeds from bank arrangements	9,300	-0-	-0-	-0-	9,300
Principal payments on revolving credit and long term debt	-0-	(106)	(6,019)	-0-	(6,125)

Net cash provided (used) by financing activities	8,550	(106)	(6,019)	-0-	2,425

Increase (decrease) in cash and cash equivalents	1,092	(5,244)	(1,764)	-0-	(5,916)
Cash and cash equivalents at beginning of period	6,780	339	10,504	-0-	17,623

Cash and cash equivalents at end of period	$7,872	$(4,905)	$8,740	$-0-	$11,707

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009 and the consolidated statement of shareholder’s equity for the three-month period ended March 31, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended, not presented herein; and in our report dated March 15, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
May 10, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

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

On March 8, 2010, we amended our revolving credit facility to, among other things, extend its maturity to June, 2013 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A for $28.0 million, that is secured by real estate and machinery and equipment, and an unsecured term loan B for $12.0 million. See Note J to the Consolidated Financial Statements.

During the fourth quarter of 2009, the Company recorded $7.0 million of asset impairment charges associated with general weakness in the economy including the railroad industry. The charges were composed of $1.8 million of inventory impairment in Cost of Products Sold and $5.2 million for impairment of property and equipment.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Three Months 2010 versus Three Months 2009

Net Sales by Segment:

	Three Months
	Ended
	March 31,			Percent
	2010	2009	Change	Change

Supply Technologies	$94.2	$83.0	$11.2	13%
Aluminum Products	36.6	22.4	14.2	63%
Manufactured Products	60.9	75.9	(15.0)	(20)%

Consolidated Net Sales	$191.7	$181.3	$10.4	6%

Net sales increased $10.4 million to $191.7 million in the first three months of 2010 compared to $181.3 million in the same period in 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 13% primarily due to volume increases in the semi-conductor, power sports, HVAC, agricultural and construction equipment industries offset primarily by declines in the heavy duty truck, lawn and garden and automotive industries. Aluminum Products sales increased 63% as volumes increased to customers in the auto industry along with additional sales from new contracts. Manufactured Products sales decreased 20% primarily due to the declining business environment in the capital equipment and forged and machine business units offset by volume increases in the rubber products business unit.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	March 31,			Percent
	2010	2009	Change	Change

Consolidated cost of products sold	$162.4	$157.4	$5.0	3%

Consolidated gross profit	$29.3	$23.9	$5.4	23%

Gross margin	15.3%	13.1%

Cost of products sold increased $5.0 million to $162.4 million in the first three months of 2010 compared to $157.4 million in the same period in 2009, while gross margin increased to 15.3% in the first three months of 2010 compared to 13.1% in the same period in 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases. Gross margin in the Manufactured Products segment decreased primarily from reduced sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Three Months Ended
	March 31,			Percent
	2010	2009	Change	Change

Consolidated SG&A expenses	$20.5	$21.3	$(.8)	(4)%
SG&A percent	10.7%	11.7%

Consolidated SG&A expenses decreased 4% in the first three months of 2010 compared to the same period in 2009, representing a 100 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses decreased in the first three months of 2010 compared to the same period in 2009 primarily due to a reduction in salaries and benefits and by an increase in pension income.

Interest Expense:

	Three Months
	Ended
	March 31,			Percent
	2010	2009	Change	Change

Interest expense	$5.5	$6.2	$(.7)	(11)%
Average outstanding borrowings	$379.2	$381.1	$(1.9)	(1)%
Average borrowing rate	5.80%	6.50%	(70) basis points

Interest expense decreased $.7 million in the first three months of 2010 compared to the same period of 2009, primarily due to a lower average borrowing rate during the first three months of 2010. Average borrowings in the first three months of 2010 were slightly lower when compared to the same period in 2009. The lower average borrowing rate in the first three months of 2010 was due primarily to decreased interest rates under our revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $.9 million in the first three months of 2010, a 25% effective income tax rate, compared to income taxes of $.7 million provided in the corresponding period of 2009, a (20)% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 23%.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The consolidated financial statements at March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $137.0 million at March 31, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million during the three-month period ended March 31, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2010, we recorded an unfavorable foreign currency translation adjustment of $2.0 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2010, there were no such currency hedge contracts outstanding.

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

At March 31, 2010, we were a co-defendant in approximately 290 cases asserting claims on behalf of approximately 1,200 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.	Exhibits

The following exhibits are included herein:

4.1	Third Amended and Restated Credit Agreement, dated March 8, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the Ex-Im Borrowers party thereto,the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association, as Co-Documentation Agent, JP Morgan Securities Inc., as Sole Lead Arranger, PNC Bank, National Association, as Joint Bookrunner and U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner (filed as Exhibit 4.1 to Form 10-Q of Park-Ohio Holdings Corp. on May 10, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2010

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2010

Exhibit

4.1	Third Amended and Restated Credit Agreement, dated March 8, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the Ex-Im Borrowers party, thereto, the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association, as Co-Documentation Agent, JP Morgan Securities Inc., as Sole Lead Arranger, PNC Bank, National Association, as Joint Bookrunner and U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner (filed as Exhibit 4.1 to Form 10-Q of Park-Ohio Holdings Corp. on May 10, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002