Form 10-Q
period 2010-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2010-08-06
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2010, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 27.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$27,136	$21,976
Accounts receivable, less allowances for doubtful accounts of $4,182 at June 30, 2010 and $8,388 at December 31, 2009	119,878	104,643
Inventories	169,115	182,116
Deferred tax assets	8,104	8,104
Unbilled contract revenue	15,263	19,411
Other current assets	2,507	13,783

Total Current Assets	342,003	350,033
Property, Plant and Equipment	246,454	242,505
Less accumulated depreciation	176,531	167,546

	69,923	74,959
Other Assets
Goodwill	3,738	4,155
Other	78,943	70,695

	$494,607	$499,842

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$83,687	$75,078
Accrued expenses	46,424	39,074
Current portion of long-term debt	11,882	10,894
Current portion of other postretirement benefits	2,197	2,197

Total Current Liabilities	144,190	127,243
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit and term loan facility	117,300	134,600
Other long-term debt	4,562	4,668
Deferred tax liability	7,200	7,200
Other postretirement benefits and other long-term liabilities	23,562	21,831

	336,459	352,134
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	47,850	55,362
Retained deficit	(23,278)	(29,783)
Accumulated other comprehensive (loss)	(10,614)	(5,114)

	13,958	20,465

	$494,607	$499,842

Note:	The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Net sales	$198,303	$163,405	$390,004	$344,655
Cost of products sold	165,005	134,077	327,368	291,464

Gross profit	33,298	29,328	62,636	53,191
Selling, general and administrative expenses	21,786	21,277	42,242	42,608

Operating income	11,512	8,051	20,394	10,583
Gain on purchase of 8.375% senior subordinated notes	-0-	(3,096)	-0-	(3,096)
Interest expense	6,187	6,387	11,642	12,588

Income before income taxes	5,325	4,760	8,752	1,091
Income taxes	1,379	810	2,247	1,542

Net income (loss)	$3,946	$3,950	$6,505	$(451)

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
		(Dollars in thousands)

Balance at January 1, 2010	$-0-	$55,362	$(29,783)	$(5,114)	$20,465
Comprehensive income:
Net income			6,505		6,505
Foreign currency translation adjustment				(5,890)	(5,890)
Pension and post retirement benefit adjustments, net of tax				390	390

Comprehensive income					1,005
Capital contribution from shareholder		(6,762)			(6,762)
Distribution of capital to shareholder		(750)			(750)

Balance at June 30, 2010	$-0-	$47,850	$(23,278)	$(10,614)	$13,958

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$6,505	$(451)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,433	9,589
Gain on purchase of 8.375% senior subordinated notes	-0-	(3,096)
Changes in operating assets and liabilities:
Accounts receivable	(15,235)	42,537
Inventories and other current assets	28,425	29,847
Accounts payable and accrued expenses	15,958	(76,605)
Other	(9,151)	(3,595)

Net Cash Provided (Used) by Operating Activities	34,935	(1,774)
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,999)	(3,295)

Net Cash (Used) by Investing Activities	(1,999)	(3,295)
FINANCING ACTIVITIES
(Payments on) proceeds from debt, net	(16,417)	1,588
Debt issue costs	(3,847)	-0-
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	(6,762)	-0-
Purchase of 8.375% senior subordinated notes	-0-	(3,029)

Net Cash (Used) by Financing Activities	(27,776)	(2,191)

Increase (Decrease) in Cash and Cash Equivalents	5,160	(7,260)
Cash and Cash Equivalents at Beginning of Period	21,976	17,623

Cash and Cash Equivalents at End of Period	$27,136	$10,363

Taxes paid	$945	$3,743
Interest paid	11,268	11,500

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Dollars in thousands)

NOTE A —	Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales:
Supply Technologies	$97,185	$77,444	$191,423	$160,415
Aluminum products	37,572	21,635	74,160	43,993
Manufactured products	63,546	64,326	124,421	140,247

	$198,303	$163,405	$390,004	$344,655

Income (loss) before income taxes:
Supply Technologies	$5,311	$2,885	$9,795	$3,431
Aluminum products	2,299	(1,794)	4,235	(5,456)
Manufactured products	7,597	9,373	12,529	17,085

	15,207	10,464	26,559	15,060
Corporate costs	(3,695)	683	(6,165)	(1,381)
Interest expense	(6,187)	(6,387)	(11,642)	(12,588)

Income (loss) before income taxes	$5,325	$4,760	$8,752	$1,091

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2010	2009

Identifiable assets were as follows:
Supply Technologies	$212,538	$207,729
Aluminum products	77,198	76,443
Manufactured products	168,631	178,715
General corporate	36,240	36,955

	$494,607	$499,842

NOTE C —	Recent Accounting Pronouncements

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

NOTE D —	Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2010	2009

Finished goods	$96,223	$100,309
Work in process	24,584	26,778
Raw materials and supplies	48,308	55,029

	$169,115	$182,116

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service costs	$81	$123	$162	$246	$9	$24	$18	$48
Interest costs	643	694	1,286	1,388	248	296	496	592
Expected return on plan assets	(1,984)	(1,758)	(3,968)	(3,517)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(20)	(20)	-0-	-0-	-0-	-0-
Amortization of prior service cost	15	32	30	64	(24)	-0-	(48)	-0-
Recognized net actuarial loss	82	231	164	462	107	119	214	238

Benefit (income) costs	$(1,173)	$(688)	$(2,346)	$(1,377)	$340	$439	$680	$878

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE F —	Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$3,946	$3,950	$6,505	$(451)
Foreign currency translation	(3,863)	3,525	(5,890)	(352)
Pension and post retirement benefit adjustments, net of tax	195	372	390	743

Total comprehensive income (loss)	$278	$7,847	$1,005	$(60)

The components of accumulated comprehensive loss at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

Foreign currency translation adjustment	$1,060	$6,950
Pension and postretirement benefit adjustments, net of tax	(11,674)	(12,064)

	$(10,614)	$(5,114)

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2010	2009

Balance at January 1	$2,760	$5,402
Claims paid during the year	(541)	(786)
Additional warranties issued during the first six months	907	740

Balance at June 30	$3,126	$5,356

NOTE H —	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The 2010 annual effective income tax rate is estimated to be approximately 25% and is lower than the 35% United States federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense and anticipated income earned in jurisdictions outside of the United States, where the effective income tax rate is lower than in the United States.

The effective income tax rate in the first six months of 2010 and 2009 was 26% and 141%, respectively. The primary reason for the variance in the effective income tax rate is because the Company anticipates full-year 2010

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income in the United States at June 30, 2010 and anticipated full-year 2009 losses in the United States with no tax benefit at June 30, 2009.

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

The fair value of the 8.375% Subordinated Notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $170,967 at June 30, 2010. At June 30, 2010, the Company had other investments having Level 2 inputs totaling $10,231.

NOTE J —	Financing Arrangement

The Company was a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to June 30, 2013 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A for $28,000 that is secured by real estate and machinery and equipment and an unsecured term loan B for $12,000. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 3% to 4% or (ii) the bank’s prime lending rate plus 1%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 4% to 5% or (ii) the bank’s prime lending rate plus 2%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 6% to 7% or (ii) the bank’s prime lending rate plus 4.5%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	86,800	101,200
Term loan A	27,300	28,000
Term loan B	10,800	12,000
Other	8,844	8,962

	317,579	333,997
Less current maturities	11,882	10,894

Total	$305,697	$323,103

NOTE K —	Accounts Receivable

During the first six months of 2010 and 2009, the Company sold approximately $12,825 and $9,335, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $42 and $47, respectively in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three months and six months ended June 30, 2010 and 2009, condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$(3,845)	$1,431	$27,835	$1,715	$27,136
Accounts receivable, net	(1,300)	91,125	30,053	-0-	119,878
Inventories	-0-	140,093	29,022	-0-	169,115
Other current assets	8,656	17,561	7,319	(15,766)	17,770
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	3,511	250,210	94,229	(5,947)	342,003
Investment in subsidiaries	333,115	26,193	(25,176)	(334,132)	-0-
Inter-company advances	364,101	301,360	27,645	(693,106)	-0-
Property, Plant and Equipment, net	2,369	69,127	4,472	(6,045)	69,923
Other Assets:
Goodwill	-0-	1,346	2,392	-0-	3,738
Other	30,449	41,753	15,614	(8,873)	78,943

Total Other Assets	30,449	43,099	18,006	(8,873)	82,681

Total Assets	$733,545	$689,989	$119,176	$(1,048,103)	$494,607

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$3,924	$66,141	$13,304	$318	$83,687
Accrued expenses	3,077	31,616	11,731	-0-	46,424
Current portion of long-term liabilities	6,600	228	3,950	3,301	14,079

Total Current Liabilities	13,601	97,985	28,985	3,619	144,190
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit maturing on June 30, 2013	118,300	-0-	-0-	(1,000)	117,300
Other long-term debt	-0-	4,000	-0-	562	4,562
Deferred tax liability	6,007	-0-	1,234	(41)	7,200
Other postretirement benefits and other long-term liabilities	5,289	51,790	272	(33,789)	23,562

Total Long-Term Liabilities	339,596	55,790	1,506	(60,433)	336,459
Inter-company advances	382,126	264,504	42,231	(688,861)	-0-
Shareholder’s (Deficit) Equity	(1,778)	271,710	46,454	(302,428)	13,958

Total Liabilities and Shareholder’s (Deficit) Equity	$733,545	$689,989	$119,176	$(1,048,103)	$494,607

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$320,925	$69,079	$-0-	$390,004
Cost of sales	-0-	275,138	52,230	-0-	327,368

Gross profit	-0-	45,787	16,849	-0-	62,636
Selling, general and administrative expenses	(18,623)	28,397	8,388	24,080	42,242

Operating income	18,623	17,390	8,461	(24,080)	20,394
Interest expense	12,170	324	458	(1,310)	11,642

Income before income taxes	6,453	17,066	8,003	(22,770)	8,752
Income taxes	820	39	1,388	-0-	2,247

Net income	$5,633	$17,027	$6,615	$(22,770)	$6,505

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$287,488	$57,167	$-0-	$344,655
Cost of sales	-0-	248,721	42,743	-0-	291,464

Gross profit	-0-	38,767	14,424	-0-	53,191
Selling, general and administrative expenses	(4,749)	26,491	10,000	10,866	42,608
Gain on purchase of 8.375% senior subordinated rates	-0-	-0-	-0-	(3,096)	(3,096)

Operating income	4,749	12,276	4,424	(7,770)	13,679
Interest expense	11,926	529	327	(194)	12,588

Income (loss) before income taxes	(7,177)	11,747	4,097	(7,576)	1,091
Income taxes	(128)	24	1,646	-0-	1,542

Net income (loss)	$(7,049)	$11,723	$2,451	$(7,576)	$(451)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$162,981	$35,322	$-0-	$198,303
Cost of sales	-0-	138,477	26,528	-0-	165,005

Gross profit	-0-	24,504	8,794	-0-	33,298
Selling, general and administrative expenses	(10,709)	14,868	3,848	13,779	21,786

Operating income	10,709	9,636	4,946	(13,779)	11,512
Interest expense	6,604	93	136	(646)	6,187

Income before income taxes	4,105	9,543	4,810	(13,133)	5,325
Income taxes	80	-0-	1,299	-0-	1,379

Net income	$4,025	$9,543	$3,511	$(13,133)	$3,946

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$134,725	$28,680	$-0-	$163,405
Cost of sales	-0-	112,947	21,130	-0-	134,077

Gross profit	-0-	21,778	7,550	-0-	29,328
Selling, general and administrative expenses	(3,708)	11,166	5,439	8,380	21,277
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	-0-	(3,096)	(3,096)

Operating income	3,708	10,612	2,111	(5,284)	11,147
Interest expense	5,963	315	100	9	6,387

Income (loss) before income taxes	(2,255)	10,297	2,011	(5,293)	4,760
Income taxes	160	-0-	650	-0-	810

Net income (loss)	$(2,415)	$10,297	$1,361	$(5,293)	$3,950

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$26,930	$7,709	$296	$-0-	$34,935
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(25)	(7,510)	5,536	-0-	(1,999)

Net cash provided (used) in investing activities	(25)	(7,510)	5,536	-0-	(1,999)
Cash flows from financing activities:
(Payments) Proceeds on debt	(16,200)	(381)	164	-0-	(16,417)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(3,847)	-0-	-0-	-0-	(3,847)

Net cash provided (used) by financing activities	(27,559)	(381)	164	-0-	(27,776)

(Decrease) increase in cash and cash equivalents	(654)	(182)	5,996	-0-	5,160
Cash and cash equivalents at beginning of period	(1,476)	1,613	21,839	-0-	21,976

Cash and cash equivalents at end of period	$(2,130)	$1,431	$27,835	$-0-	$27,136

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(22,027)	$10,586	$9,667	$-0-	$(1,774)
Cash flows from investing activities:
Purchases of property, plant and equipment, net	226	(2,740)	(781)	-0-	(3,295)

Net cash provided (used) in investing activities	226	(2,740)	(781)	-0-	(3,295)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Purchase of 8.375% senior subordinated notes	-0-	-0-	(3,029)	-0-	(3,029)
Proceeds (Payments) on debt	3,500	4,582	(6,494)	-0-	1,588

Net cash provided (used) by financing activities	2,750	4,582	(9,523)	-0-	(2,191)

Increase (decrease) in cash and cash equivalents	(19,051)	12,428	(637)	-0-	(7,260)
Cash and cash equivalents at beginning of period	6,780	339	10,504	-0-	17,623

Cash and cash equivalents at end of period	$(12,271)	$12,767	$9,867	$-0-	$10,363

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statement of shareholder’s equity for the six-month period ended June 30, 2010 and cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year then ended, not presented herein; and in our report dated March 15, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
August 6, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the condensed consolidated financial statements.

On March 8, 2010, we amended our revolving credit facility to, among other things, extend its maturity to June, 2013 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A for $28.0 million that is secured by real estate and machinery and equipment, and an unsecured term loan B for $12.0 million. See Note J to the Condensed Consolidated Financial Statements.

During the fourth quarter of 2009, the Company recorded $7.0 million of asset impairment charges associated with general weakness in the economy, including the railroad industry. The charges were composed of $1.8 million of inventory impairment in Cost of Products Sold and $5.2 million for impairment of property and equipment.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Six Months 2010 versus Six Months 2009

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$191.4	$160.4	$31.0	19%
Aluminum Products	74.2	44.0	30.2	69%
Manufactured Products	124.4	140.3	(15.9)	(11)%

Consolidated Net Sales	$390.0	$344.7	$45.3	13%

Net sales increased $45.3 million to $390.0 million in the first six months of 2010 compared to $344.7 million in the same period in 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 19% primarily due to volume increases in the semi-conductor, power sports, HVAC, agricultural and construction equipment industries offset by declines in the heavy-duty truck, lawn and garden and automotive industries. Aluminum Products sales increased 69% as volumes increased to customers in the auto industry along with additional sales from new contracts. Manufactured Products sales decreased 11% from the declining volume in capital equipment and forged and machined products business units offset by increases in the rubber products business unit.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$327.4	$291.5	$35.9	12%

Consolidated gross profit	$62.6	$53.2	$9.4	18%

Gross Margin	16.1%	15.4%

Cost of products sold increased $35.9 million in the first six months of 2010 to $327.4 million compared to $291.5 million in the same period in 2009, while gross margin increased to 16.1% in the first six months of 2010 from 15.4% in the same period in 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases. Gross margin in the Manufactured Products segment decreased primarily from reduced sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$42.2	$42.6	$(.4)	(1)%
SG&A percent	10.8%	12.4%

Consolidated SG&A expenses were essentially flat in the first six months of 2010 compared to the same period in 2009, representing a 160 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses decreased in the first six months of 2010 compared to the same period in 2009 primarily due to an increase in pension income and the $2.0 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy partially offset by a bonus accrual recorded in 2010.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the second quarter of 2009, the Company recorded a gain of $3.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$11.6	$12.6	$(1.0)	(8)%
Average outstanding borrowings	$328.3	$379.2	$(50.9)	(13)%
Average borrowing rate	7.07%	6.64%	43	basis points

Interest expense decreased $1.0 million in the first six months of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings partially offset by a higher average borrowing rate during the first six months of 2010. The decrease in average borrowings in the first six months of 2010 resulted primarily from earnings and decreased working capital. The higher average borrowing rate in the first six months of 2010 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $2.2 million in the first half of 2010, a 26% effective income tax rate, compared to an income tax provision of $1.5 million in the corresponding period of 2009, a 141% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 25%.

Results of Operations

Second Quarter 2010 versus Second Quarter 2009

Net Sales by Segment:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$97.2	$77.4	$19.8	26%
Aluminum Products	37.6	21.7	15.9	73%
Manufactured Products	63.5	64.3	(.8)	(1)%

Consolidated Net Sales	$198.3	$163.4	$34.9	21%

Consolidated net sales increased $34.9 million in the second quarter of 2010 to $198.3 compared to $163.4 million in the same quarter of 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 26% primarily due to volume increases in the truck, consumer electronics, semi-conductor, HVAC, agricultural and construction equipment industries offset by declines in the automotive industry. Aluminum Products sales increased 73% as auto industry sales volumes increased along with additional sales from new contracts. Manufactured Products sales were essentially flat during the quarter.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$165.0	$134.1	$30.9	23%

Consolidated gross profit	$33.3	$29.3	$4.0	14%

Gross Margin	16.8%	17.9%

Cost of products sold increased $30.9 million to $165.0 million in the second quarter of 2010 compared to $134.1 million for the same quarter of 2009, while gross margin decreased to 16.8% in the second quarter of 2010 from 17.9% in the same quarter of 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases. Gross margin in the Manufactured Products segment decreased primarily from slightly lower sales volume.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$21.8	$21.3	$.5	2%
SG&A percent	11.0%	13.0%

Consolidated SG&A expenses were essentially flat in the second quarter of 2010 compared to the same quarter in 2009, representing a decrease in SG&A expenses as a percent of sales of 200 basis points from 13.0% to 11.0%. SG&A expenses decreased in the second quarter of 2010 compared to the same quarter in 2009 on a percentage basis primarily due to an increase in pension income and a $2.0 million charge in the second quarter of 2009 for a reserve for an account receivable from a customer in bankruptcy partially offset by an increase in salaries and benefits levels resulting from restoration to 2008 salary levels during the second quarter of 2010 along with a bonus accrual.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the second quarter of 2009, the Company recorded a gain of $3.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$6.2	$6.4	$(.2)	(3)%
Average outstanding borrowings	$325.9	$376.9	$(51.0)	(14)%
Average borrowing rate	7.57%	6.79%	78	basis points

Interest expense decreased $0.2 million in the second quarter of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings in 2010 offset by a higher average borrowing rate during the second quarter of 2010. The decrease in average borrowings in the second quarter of 2010 resulted primarily from earnings and a reduction in working capital. The higher average borrowing rate in the second quarter of 2010 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $1.4 million in the second quarter of 2010, a 26% effective income tax rate, compared to an income tax provision of $.8 million in the corresponding quarter of 2009, a 20% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 25%.

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

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $124.9 million at June 30, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.6 million during the six-month period ended June 30, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2010, we recorded an unfavorable foreign currency translation adjustment of $5.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2010, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2010, we were a co-defendant in approximately 290 cases asserting claims on behalf of approximately 1,200 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There are only five asbestos cases, involving 25 plaintiffs, that plead specified damages. In each of the five cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages each in the amount of $10.0 million for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million.

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

Date: August 6, 2010

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2010

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002