Form 10-Q
period 2010-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2010-11-15
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The Exhibit Index is located on page 28.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$35,544	$21,976
Accounts receivable, less allowances for doubtful accounts of $4,268 at September 30, 2010 and $8,388 at December 31, 2009	137,024	104,643
Inventories	193,021	182,116
Deferred tax assets	8,104	8,104
Unbilled contract revenue	10,209	19,411
Other current assets	726	13,783

Total Current Assets	384,628	350,033
Property, Plant and Equipment	255,557	242,505
Less accumulated depreciation	184,006	167,546

	71,551	74,959
Other Assets
Goodwill	8,586	4,155
Other	74,356	70,695

	$539,121	$499,842

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$97,470	$75,078
Accrued expenses	61,796	39,074
Current portion of long-term debt	12,115	10,894
Current portion of other postretirement benefits	2,197	2,197

Total Current Liabilities	173,578	127,243
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit and term loan facility	121,000	134,600
Other long-term debt	5,407	4,668
Deferred tax liability	7,200	7,200
Other postretirement benefits and other long-term liabilities	21,993	21,831

	339,435	352,134
Shareholder’s Equity
Common Stock	-0-	-0-
Additional paid-in capital	47,850	55,362
Retained deficit	(16,690)	(29,783)
Accumulated other comprehensive (loss)	(5,052)	(5,114)

	26,108	20,465

	$539,121	$499,842

Note:	The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Net sales	$202,986	$168,597	$592,990	$513,252
Cost of products sold	168,006	145,938	495,374	437,402

Gross profit	34,980	22,659	97,616	75,850
Selling, general and administrative expenses	21,727	20,776	63,969	63,385
Asset impairment charge	3,539	-0-	3,539	-0-

Operating income	9,714	1,883	30,108	12,465
Gain on purchase of 8.375% senior subordinated notes	-0-	(2,011)	-0-	(5,108)
Gain on acquisition of business	(2,210)	-0-	(2,210)	-0-
Interest expense	6,488	6,131	18,130	18,719

Income (loss) before income taxes	5,436	(2,237)	14,188	(1,146)
Income taxes	(1,152)	296	1,095	1,838

Net income (loss)	$6,588	$(2,533)	$13,093	$(2,984)

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total
		(Dollars in thousands)

Balance at January 1, 2010	$-0-	$55,362	$(29,783)	$(5,114)	$20,465
Comprehensive income:
Net income			13,093		13,093
Foreign currency translation adjustment				(775)	(775)
Pension and post retirement benefit adjustments, net of tax				837	837

Comprehensive income					13,155
Capital contribution from shareholder		(6,762)			(6,762)
Distribution of capital to shareholder		(750)			(750)

Balance at September 30, 2010	$-0-	$47,850	$(16,690)	$(5,052)	$26,108

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$13,093	$(2,984)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	12,099	14,015
Gain on acquisition of business	(2,210)	-0-
Asset impairment charge	3,539	-0-
Gain on purchase of 8.375% senior subordinated notes	-0-	(5,107)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(21,403)	43,409
Inventories and other current assets	29,107	50,102
Accounts payable and accrued expenses	35,552	(67,588)
Other	(11,240)	(1,156)

Net Cash Provided by Operating Activities	58,537	30,691
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(3,516)	(4,594)
Acquisitions	(16,000)	-0-

Net Cash Used by Investing Activities	(19,516)	(4,594)
FINANCING ACTIVITIES
Payments on debt, net	(13,800)	(19,441)
Debt issue costs	(4,141)	-0-
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	(6,762)	-0-
Purchase of 8.375% senior subordinated notes	-0-	(5,108)

Net Cash Used by Financing Activities	(25,453)	(25,299)

Increase in Cash and Cash Equivalents	13,568	798
Cash and Cash Equivalents at Beginning of Period	21,976	17,623

Cash and Cash Equivalents at End of Period	$35,544	$18,421

Taxes paid	$1,241	$2,577
Interest paid	13,169	12,506

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Dollars and shares in thousands, except per share amounts)

NOTE A —	Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales:
Supply Technologies	$103,885	$82,464	$295,308	$242,879
Aluminum products	35,554	31,663	109,714	75,656
Manufactured products	63,547	54,470	187,968	194,717

	$202,986	$168,597	$592,990	$513,252

Income (loss) before income taxes:
Supply Technologies	$6,428	$2,078	$16,223	$5,509
Aluminum products	1,913	(1,337)	6,148	(6,793)
Manufactured products	8,258	3,413	20,787	20,498

	16,599	4,154	43,158	19,214
Corporate expenses	(3,346)	(2,271)	(9,511)	(6,748)
Gain on purchase of 8.375% senior subordinated notes	-0-	2,011	-0-	5,107
Gain on acquisition of business	2,210	-0-	2,210	-0-
Asset impairment charge	(3,539)	-0-	(3,539)	-0-
Interest expense	(6,488)	(6,131)	(18,130)	(18,719)

Income (loss) before income taxes	$5,436	$(2,237)	$14,188	$(1,146)

	September 30,	December 31,
	2010	2009

Identifiable assets were as follows:
Supply Technologies	$244,494	$207,729
Aluminum products	86,430	76,443
Manufactured products	182,336	178,715
General corporate	25,861	36,955

	$539,121	$499,842

NOTE C —	Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Update (“ASU”) No. 2010-06, “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. ASU No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which is effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement with variable interest entities. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the financial statements of the Company.

NOTE D —	Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$118,199	$100,309
Work in process	24,319	26,778
Raw materials and supplies	50,503	55,029

	$193,021	$182,116

NOTE E —	Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service costs	$81	$123	$243	$369	$9	$24	$27	$72
Interest costs	643	694	1,929	2,082	248	296	744	888
Expected return on plan assets	(1,984)	(1,758)	(5,952)	(5,275)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(30)	(30)	-0-	-0-	-0-	-0-
Amortization of prior service cost	15	32	45	96	(24)	-0-	(72)	-0-
Recognized net actuarial loss	82	231	246	693	107	119	321	357

Benefit (income) costs	$(1,173)	$(688)	$(3,519)	$(2,065)	$340	$439	$1,020	$1,317

During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$6,588	$(2,533)	$13,093	$(2,984)
Foreign currency translation	5,115	2,245	(775)	1,893
Pension and post retirement benefit adjustments, net of tax	447	373	837	1,116

Total comprehensive income (loss)	$12,150	$85	$13,155	$25

The components of accumulated comprehensive loss at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Foreign currency translation adjustment	$6,175	$6,950
Pension and postretirement benefit adjustments, net of tax	(11,227)	(12,064)

	$(5,052)	$(5,114)

NOTE G —	Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2010	2009

Balance at January 1	$2,760	$5,402
Claims paid during the year	(789)	(2,456)
Additional warranties issued during the first nine months	1,416	1,312

Balance at September 30	$3,387	$4,258

NOTE H —	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The 2010 annual effective income tax rate is estimated to be approximately 18% and is lower than the 35% United States federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

The effective income tax rate in the first nine months of 2010 and 2009 was 8% and (160)%, respectively. The primary reason for the variance in the effective income tax rate is because the Company anticipates full-year 2010 income in the United States with no income taxes at September 30, 2010 and anticipated full-year 2009 losses in the United States with no tax benefit at September 30, 2009. Additionally, during the third quarter of 2010, the Company recognized a $1,354 tax benefit due to a reversal of a portion of the valuation allowance against its U.S. net deferred tax assets.

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

The fair value of the 8.375% Subordinated Notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $180,618 at September 30, 2010. The fair value of Term loans A and B approximated book value at September 30, 2010.

NOTE J —	Asset Impairment

During the third quarter of 2010, the Company reviewed one of its investments and determined there was dimunition in value and therefore recorded an asset impairment charge of $3,539.

NOTE K —	Financing Arrangement

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, and subsequently on August 31, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to April 30, 2014 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A for $28,000 that is secured by real estate and machinery and equipment and an unsecured term loan B for $12,000. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 2.25% to 3.25% or (ii) the bank’s prime lending rate minus (.25)% to plus .75%, at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500.

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	92,400	101,200
Term loan A	26,600	28,000
Term loan B	9,600	12,000
Other	9,922	8,962

	322,357	333,997
Less current maturities	12,115	10,894

Total	$310,242	$323,103

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	Accounts Receivable

During the first nine months of 2010 and 2009, the Company sold approximately $24,637 and $14,192, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $102 and $65, respectively in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

NOTE M —	Acquisitions

Effective August 31, 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to Assembly Components Systems (“ACS”) business unit of Lawson Products, Inc. for $16,000 in cash and a $2,160 subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The net assets acquired were integrated into the Company’s Supply Technologies business segment. The total purchase price may be adjusted based on the final value of the net assets and liabilities of ACS as of August 31, 2010. The fair value of the net assets acquired of $20,370 exceeded the total purchase price and, accordingly, resulted in a gain on acquisition of business of $2,210. Net sales of $4,400 were added to the Company’s Supply Technologies business segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to ACS’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2010, the effective date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the preliminary estimated purchase price is allocated as follows:

Accounts receivable	$9,059
Inventories	16,711
Prepaid expenses and other current assets	42
Property, plant and equipment	299
Customer relationships	990
Accounts payable	(5,047)
Accrued expenses	(330)
Deferred tax liability	(1,354)
Gain on acquisition	(2,210)

Total estimated purchase price	$18,160

The area of purchase price allocation that is not yet finalized relates to the working capital adjustment as of August 31, 2010. Prior to the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. There were no significant direct transaction costs associated with this acquisition included in selling, general and administrative expenses during the three months and nine months ended September 30, 2010. These costs will be expensed as incurred in the fourth quarter.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7,500 of notes receivable due from Rome. The assets of Rome will be integrated into the Company’s aluminum segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to Rome’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 30, 2010, the effective date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the preliminary estimated purchase price is as follows:

Accounts receivable	$1,918
Inventories	1,000
Property, plant and equipment	2,800
Accounts payable	(2,314)
Accrued expenses	(516)
Goodwill	4,572

Total purchase price	$7,460

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with ACS and Rome as if the acquisitions had occurred on January 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions been completed at the date indicated above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pro forma revenues	$216,082	$182,125	$642,685	$553,716
Pro forma net income	5,414	(2,304)	10,471	(6,081)

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three months and nine months ended September 30, 2010 and 2009, condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$(4,242)	$2,145	$35,982	$1,659	$35,544
Accounts receivable, net	(1,300)	111,360	26,964	-0-	137,024
Inventories	(525)	161,620	31,926	-0-	193,021
Other current assets	5,009	13,199	8,436	(15,709)	10,935
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	(1,058)	288,324	103,308	(5,946)	384,628
Investment in subsidiaries	351,564	26,219	(24,541)	(353,242)	-0-
Inter-company advances	361,883	304,891	30,538	(697,312)	-0-
Property, Plant and Equipment, net	2,286	70,178	5,131	(6,044)	71,551
Other Assets:
Goodwill	-0-	5,919	2,667	-0-	8,586
Other	32,038	43,008	15,643	(16,333)	74,356

Total Other Assets	32,038	48,927	18,310	(16,333)	82,942

Total Assets	$746,713	$738,539	$132,746	$(1,078,877)	$539,121

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$3,110	$79,146	$14,073	$1,141	$97,470
Accrued expenses	9,190	37,182	15,424	-0-	61,796
Current portion of long-term liabilities	-0-	87	2,991	11,234	14,312

Total Current Liabilities	12,300	116,415	32,488	12,375	173,578
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit maturing on April 30, 2014	128,600	-0-	-0-	(7,600)	121,000
Other long-term debt	-0-	4,000	-0-	1,407	5,407
Deferred tax liability	6,007	-0-	1,325	(132)	7,200
Other postretirement benefits and other long-term liabilities	6,402	54,336	287	(39,032)	21,993

Total Long-Term Liabilities	351,009	58,336	1,612	(71,522)	339,435
Inter-company advances	378,902	267,623	44,189	(690,714)	-0-
Shareholder’s (Deficit) Equity	4,502	296,165	54,457	(329,016)	26,108

Total Liabilities and Shareholder’s (Deficit) Equity	$746,713	$738,539	$132,746	$(1,078,877)	$539,121

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(2,876)	$1,613	$21,839	$1,400	$21,976
Accounts receivable, net	(1,300)	84,669	24,477	(3,203)	104,643
Inventories	-0-	148,658	33,458	-0-	182,116
Other current assets	8,769	18,365	9,878	(3,818)	33,194
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	4,593	253,305	89,652	2,483	350,033
Investment in subsidiaries	313,315	26,129	(26,129)	(313,315)	-0-
Inter-company advances	383,098	292,128	21,935	(697,161)	-0-
Property, Plant and Equipment, net	(464)	70,962	10,506	(6,045)	74,959
Other Assets:
Goodwill	-0-	1,346	2,809	-0-	4,155
Other	25,864	38,660	14,528	(8,357)	70,695

Total Other Assets	25,864	40,006	17,337	(8,357)	74,850

Total Assets	$726,406	$682,530	$113,301	$(1,022,395)	$499,842

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,360	$55,920	$14,375	$1,423	$75,078
Accrued expenses	1,581	25,889	11,604	-0-	39,074
Current portion of long-term liabilities	6,600	102	2,163	4,226	13,091

Total Current Liabilities	11,541	81,911	28,142	5,649	127,243
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit maturing on April 30, 2014	134,600	-0-	-0-	-0-	134,600
Other long-term debt	-0-	4,409	1,623	(1,364)	4,668
Deferred tax liability	6,007	-0-	1,193	-0-	7,200
Other postretirement benefits and other long-term liabilities	2,710	52,637	314	(33,830)	21,831

Total Long-Term Liabilities	353,317	57,046	3,130	(61,359)	352,134
Inter-company advances	361,789	286,093	37,505	(685,387)	-0-
Shareholder’s Equity	(241)	257,480	44,524	(281,298)	20,465

Total Liabilities and Shareholder’s Equity	$726,406	$682,530	$113,301	$(1,022,395)	$499,842

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$491,400	$101,590	$-0-	$592,990
Cost of sales	-0-	418,302	77,072	-0-	495,374

Gross profit	-0-	73,098	24,518	-0-	97,616
Selling, general and administrative expenses	(31,946)	38,938	13,738	43,239	63,969
Asset impairment charge	-0-	3,539	-0-	-0-	3,539

Operating income	31,946	30,621	10,780	(43,239)	30,108
Gain on acquisition of business	-0-	-0-	-0-	(2,210)	(2,210)
Interest expense	18,828	555	741	(1,994)	18,130

Income before income taxes	13,118	30,066	10,039	(39,035)	14,188
Income taxes	22	39	1,034	-0-	1,095

Net income	$13,096	$30,027	$9,005	$(39,035)	$13,093

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$424,429	$88,823	$-0-	$513,252
Cost of sales	-0-	369,253	68,149	-0-	437,402

Gross profit	-0-	55,176	20,674	-0-	75,850
Selling, general and administrative expenses	(6,841)	42,814	14,541	12,871	63,385
Gain on purchase of 8.375% senior subordinated rates	-0-	-0-	-0-	(5,108)	(5,108)

Operating income	6,841	12,362	6,133	(7,763)	17,573
Interest expense	17,828	567	633	(309)	18,719

Income (loss) before income taxes	(10,987)	11,795	5,500	(7,454)	(1,146)
Income taxes	1,008	24	806	-0-	1,838

Net income (loss)	$(11,995)	$11,771	$4,694	$(7,454)	$(2,984)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$170,475	$32,511	$-0-	$202,986
Cost of sales	-0-	143,164	24,842	-0-	168,006

Gross profit	-0-	27,311	7,669	-0-	34,980
Selling, general and administrative expenses	(13,323)	10,541	5,350	19,159	21,727
Asset impairment charge	-0-	3,539	-0-	-0-	3,539

Operating income	13,323	13,231	2,319	(19,159)	9,714
Gain on acquisition of business	-0-	-0-	-0-	(2,210)	(2,210)
Interest expense	6,658	231	283	(684)	6,488

Income before income taxes	6,665	13,000	2,036	(16,265)	5,436
Income taxes	(798)	-0-	(354)	-0-	(1,152)

Net income	$7,463	$13,000	$2,390	$(16,265)	$6,588

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$136,941	$31,656	$-0-	$168,597
Cost of sales	-0-	120,532	25,406	-0-	145,938

Gross profit	-0-	16,409	6,250	-0-	22,659
Selling, general and administrative expenses	(2,092)	16,323	4,541	2,004	20,776
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	-0-	(2,011)	(2,011)

Operating income	2,092	86	1,709	7	3,894
Interest expense	5,902	38	306	(115)	6,131

Income (loss) before income taxes	(3,810)	48	1,403	122	(2,237)
Income taxes	1,136	-0-	(840)	-0-	296

Net income (loss)	$(4,946)	$48	$2,243	$122	$(2,533)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operations	$23,171	$25,100	$10,266	$-0-	$58,537
Cash flows from investing activities:
Acquisitions	-0-	(16,000)	-0-	-0-	(16,000)
Purchases of property, plant and equipment, net	(25)	(8,163)	4,672	-0-	(3,516)

Net cash provided (used) in investing activities	(25)	(24,163)	4,672	-0-	(19,516)
Cash flows from financing activities:
(Payments) Proceeds on debt	(12,600)	(405)	(795)	-0-	(13,800)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(4,141)	-0-	-0-	-0-	(4,141)

Net cash provided (used) by financing activities	(24,253)	(405)	(795)	-0-	(25,453)

(Decrease) increase in cash and cash equivalents	(1,107)	532	14,143	-0-	13,568
Cash and cash equivalents at beginning of period	(1,476)	1,613	21,839	-0-	21,976

Cash and cash equivalents at end of period	$(2,583)	$2,145	$35,982	$-0-	$35,544

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(22,260)	$32,676	$20,275	$-0-	$30,691
Cash flows from investing activities:
Purchases of property, plant and equipment, net	223	(3,469)	(1,348)	-0-	(4,594)

Net cash provided (used) in investing activities	223	(3,469)	(1,348)	-0-	(4,594)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Purchase of 8.375% senior subordinated notes	-0-	-0-	(5,108)	-0-	(5,108)
Proceeds (Payments) on debt	(16,800)	3,796	(6,437)	-0-	(19,441)

Net cash provided (used) by financing activities	(17,550)	3,796	(11,545)	-0-	(25,299)

Increase (decrease) in cash and cash equivalents	(39,587)	33,003	7,382	-0-	798
Cash and cash equivalents at beginning of period	6,780	339	10,504	-0-	17,623

Cash and cash equivalents at end of period	$(32,807)	$33,342	$17,886	$-0-	$18,421

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statement of shareholder’s equity for the nine-month period ended September 30, 2010 and cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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
November 15, 2010

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

During the third quarter of 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to the Assembly Components Systems (“ACS”) business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The Company recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note M to the Condensed Consolidated Financial Statements.

During the third quarter of 2010, the Company recorded an asset impairment charge of $3.5 million related to the write down of one of its investments.

On March 8, 2010 and subsequently on August 31, 2010, we amended our revolving credit facility to, among other things, extend its maturity to April 30, 2014 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A for $28.0 million, that is secured by real estate and machinery and equipment, and an unsecured term loan B for $12.0 million. See Note K to the Condensed Consolidated Financial Statements.

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

Results of Operations

Nine Months 2010 versus Nine Months 2009

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$295.3	$242.9	$52.4	22%
Aluminum Products	109.7	75.7	34.0	45%
Manufactured Products	188.0	194.7	(6.7)	(3)%

Consolidated Net Sales	$593.0	$513.3	$79.7	16%

Net sales increased $79.7 million to $593.0 million in the first nine months of 2010 compared to $513.3 million in the same period in 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 22% primarily due to volume increases in the heavy duty truck, semi-conductor, power sports, HVAC, agricultural and construction equipment industries. In addition, there were $4.4 million of sales resulting from the acquisition of the ACS business. These additions were offset by declines in the lawn and garden, medical and automotive industries. Aluminum Products sales increased 45% as volumes increased to customers in the auto industry along with additional sales from new contracts. Manufactured Products sales decreased 3% due to the declining volume in the forged and machined products business unit because of volume declines in the rail industry partially offset by increases in the capital equipment and rubber products business units.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$495.4	$437.4	$58.0	13%

Consolidated gross profit	$97.6	$75.9	$21.7	29%

Gross Margin	16.5%	14.8%

Cost of products sold increased $58.0 million in the first nine months of 2010 to $495.4 million compared to $437.4 million in the same period in 2009, while gross margin increased to 16.5% in the first nine months of 2010 from 14.8% in the same period in 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases, while gross margin in the Manufactured Products segment was unchanged from the same period in the prior year.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$64.0	$63.4	$.6	1%
SG&A percent	10.8%	12.4%

Consolidated SG&A expenses increased 1% in the first nine months of 2010 compared to the same period in 2009, representing a 160 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses decreased in the first nine months of 2010 compared to the same period in 2009 primarily due to an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual partially offset by an increase in pension income and the $2.0 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy offset by a bonus accrual recorded in 2010.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the first nine months of 2009, the Company recorded a gain of $5.1 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$18.1	$18.7	$(.6)	(3)%
Average outstanding borrowings	$324.2	$382.2	$(58.0)	(15)%
Average borrowing rate	7.44%	6.53%	91	basis points

Interest expense decreased $.6 million in the first nine months of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings offset by a higher average borrowing rate during the first nine months of 2010. The decrease in average borrowings in the first nine months of 2010 resulted primarily from earnings and decreased working capital. The higher average borrowing rate in the first nine months of 2010 was due primarily to increased interest rates under our amended revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $1.1 million in the first nine months of 2010, an 8% effective income tax rate, compared to income taxes of $1.8 million provided in the corresponding period of 2009, a (160)% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 18%, excluding the third quarter of 2010 valuation allowance reversal.

Results of Operations

Third Quarter 2010 versus Third Quarter 2009

Net Sales by Segment:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$103.9	$82.5	$21.4	26%
Aluminum Products	35.6	31.6	4.0	13%
Manufactured Products	63.5	54.5	9.0	17%

Consolidated Net Sales	$203.0	$168.6	$34.4	20%

Consolidated net sales increased $34.4 million in the third quarter of 2010 to $203.0 compared to $168.6 million in the same quarter of 2009 as the Company experienced volume increases in the Supply Technologies and Aluminum Products segments. Supply Technologies sales increased 26% primarily due to volume increases in the truck, power sports, semi-conductor, HVAC, agricultural and construction equipment and industrial equipment industries offset by declines in the automotive industry. In addition, there were $4.4 million of sales resulting from the acquisition of the ACS business. Aluminum Products sales increased 13% as auto industry sales volumes increased along with additional sales from new contracts. Manufactured Products sales increased 17% resulting from higher sales in the capital equipment and rubber products business units offset by lower sales in the forged and machined products business unit because of volume declines in the rail industry.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$168.0	$145.9	$22.1	15%

Consolidated gross profit	$35.0	$22.7	$12.3	54%

Gross Margin	17.2%	13.5%

Cost of products sold increased $22.1 million to $168.0 million in the third quarter of 2010 compared to $145.9 million for the same quarter of 2009, while gross margin increased to 17.2% in the third quarter of 2010 from 13.5% in the same quarter of 2009.

Gross margin increased in each of the segments resulting from volume increases.

SG&A Expenses:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$21.7	$20.8	$.9	4%
SG&A percent	10.7%	12.3%

Consolidated SG&A expenses increased $.9 million in the third quarter of 2010 compared to the same quarter in 2009, representing a decrease in SG&A expenses as a percent of sales of 160 basis points from 12.3% to 10.7%. SG&A expenses increased in the third quarter of 2010 compared to the same quarter in 2009 primarily due to an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual, partially offset by an increase in pension income and a $2.0 million charge in the third quarter of 2009 for a reserve for an account receivable from a customer in bankruptcy.

Gain on Purchase of 8.375% Senior Subordinated Notes:

During the third quarter of 2009, the Company recorded a gain of $2.0 million on the purchase of $6.125 million principal amount of Park-Ohio Industries, Inc. 8.375% senior subordinated notes due 2014.

Interest Expense:

	Three Months
	Ended
	September 30,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$6.5	$6.1	$.4	7%
Average outstanding borrowings	$315.4	$368.1	$(52.7)	(14)%
Average borrowing rate	8.24%	6.66%	158	basis points

Interest expense increased $0.4 million in the third quarter of 2010 compared to the same period of 2009, primarily due to lower average outstanding borrowings in 2010 offset by a higher average borrowing rate during the third quarter of 2010. The decrease in average borrowings in the third quarter of 2010 resulted primarily from earnings and a reduction in working capital. The higher average borrowing rate in the third quarter of 2010 was due primarily to increased interest rates under our amended revolving credit facility compared to the same period in 2009.

Income Tax:

The provision for income taxes was $(1.2) million in the third quarter of 2010, a (22)% effective income tax rate, compared to income taxes of $0.3 million provided in the corresponding quarter of 2009, a (14)% effective income tax rate. We estimate that the effective tax rate for full-year 2010 will be approximately 18%, excluding the third quarter of 2010 valuation allowance reversal.

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

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $128.6 million at September 30, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million during the nine-month period ended September 30, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2010, we recorded an unfavorable foreign currency translation adjustment of $.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2010, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2010, we were a co-defendant in approximately 300 cases asserting claims on behalf of approximately 1,240 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases, and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all, that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.

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

Item 6.	Exhibits

The following exhibits are included herein:

4.1	Consent and Amendment No. 1 to Third Amended and Restated Credit Agreement (filed as exhibit 4.1 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2	Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement (filed as exhibit 4.2 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Asset Purchase Agreement By and Among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as exhibit 10.1 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2	Bill of Sale by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as exhibit 10.2 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 15, 2010

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Exhibit

4.1	Consent and Amendment No. 1 to Third Amended and Restated Credit Agreement (filed as exhibit 4.1 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2	Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement (filed as exhibit 4.2 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1	Asset Purchase Agreement By and Among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as exhibit 10.1 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2	Bill of Sale by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as exhibit 10.2 of the Form 10-Q of Park-Ohio Holdings Corp. filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002