Form 10-K
period 2010-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2011-03-08
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of March 8, 2011, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Part I

Item 1.	Business

Overview

Park-Ohio Industries, Inc. (“Park-Ohio”), a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”) was incorporated as an Ohio corporation in 1984. “Park-Ohio”, primarily through its subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products.

References herein to “we” or “the Company” include, where applicable, Park-Ohio and its direct and indirect subsidiaries.

Supply Technologies provides our customers with Total Supply Managementtm services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2010 we employed approximately 3,200 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES FOR 2010	$402.1 million (49% of total)	$143.7 million (18% of total)	$267.7 million (33% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Control arms • Front engine covers • Cooling modules • Knuckles • Pump housings • Clutch retainers/pistons • Master cylinders • Pinion housings • Oil pans • Flywheel spacers	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
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
•   Coatings
•   Forging
•   Foundry
•   Heavy-duty truck
•   Construction equipment
•   Silicon
•   Automotive
•   Oil and gas
•   Rail and locomotive manufacturing
• Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 49 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Ireland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

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

Markets and Customers.  For the year ended December 31, 2010, approximately 83% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Managementtm services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 6,100 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 26% and 24% of the sales of Supply Technologies for 2010 and 2009, respectively. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial conditions of this segment. The Company evaluated its long-lived assets to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company recorded restructuring and asset impairment charges of $4.0 million during the fourth quarter of 2009. See Note N to the consolidated financial statements included elsewhere herein.

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

Recent Developments.  During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the Assembly Components Systems (“ACS”) business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The Company recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note C to the consolidated financial statements included elsewhere herein.

Aluminum Products

We believe that we are one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes, including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. Our ability to offer our customers this comprehensive range of capabilities at a low cost provides us with a competitive advantage. We produce our aluminum components at six manufacturing facilities in Ohio, Indiana and Georgia.

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

Markets and Customers.  The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 57% of

Aluminum Products sales for 2010 and 2009. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.  Aluminum Products competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, machined castings utilizing multiple casting technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with aluminum casting capabilities able to meet the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Aluminum Products is well-positioned to benefit as customers continue to consolidate their supplier base.

Recent Developments.  On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company.

Manufactured Products

Our Manufactured Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, rubber products and forged and machined products. We manufacture these products in twelve domestic facilities and ten international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan.

Products and Services.  Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 51% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We manufacture injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

During the fourth quarter of 2009, the Company evaluated its long-lived assets at one of its forging units to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets and recorded restructuring and asset impairment charges of $3.0 million in 2009. See Note N to the consolidated financial statements included elsewhere herein.

Competition.  We compete with small-to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. We compete domestically and internationally with small-to medium-

sized forging and machining businesses on the basis of product quality and precision. We compete with other domestic small-to medium-sized manufacturers of injection molded rubber and silicone products primarily on the basis of price and product quality.

Recent Developments.  On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnethermic acquired the assets and the related induction heating intellectual property of ABP Induction’s U.S. heating business operating as Pillar Induction (“Pillar”) for $9.9 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

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

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Supply Technologies has multiple sources of supply for its components. An increasing portion of Supply Technologies’ production components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. We are dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Aluminum Products and Manufactured Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Most raw materials required by Aluminum Products and Manufactured Products are commodity products available from several domestic suppliers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources.

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Manufactured Products’ orders believed to be firm as of December 31, 2010 was $174.4 million compared with $178.8 million as of December 31, 2009. Approximately $20.0 million of the backlog as of December 31, 2010 is scheduled to be shipped after 2011. The remainder is scheduled to be shipped in 2011.

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

From time to time, we have incurred, and are presently incurring, costs and obligations for correcting environmental noncompliance and remediating environmental conditions at certain of our properties. In general, we have not experienced difficulty in complying with environmental laws in the past, and compliance with environmental laws has not had a material adverse effect on our financial condition, liquidity and results of operations. Our capital expenditures on environmental control facilities were not material during the past five years and such expenditures are not expected to be material to us in the foreseeable future.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained in note B to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2010, 2009 and 2008 is incorporated herein by reference.

Recent Developments

The information contained in Note C, Note D and Note M to the consolidated financial statements included elsewhere herein is incorporated herein by reference.

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

As of December 31, 2010, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2011, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

The industries in which we operate are cyclical and are affected by the economy in general.

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 24% and 5% of our net sales during the year ended December 31, 2010 from the automobile and heavy-duty truck industries, respectively. Dramatically lower global automotive sales have resulted in lower demand for our products. Further economic decline that results in a reduction in automotive sales and production by our customers could have a material adverse effect on our business, results of operations and financial condition.

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

Most of the products and services are provided to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our customers, many of them only establish pricing terms and do not obligate our Supply Technologies customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2010, our ten largest customers accounted for approximately 27% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

During 2009, Chrysler’s U.S. operations, General Motor’s U.S. operations and Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company has collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings and as such there was no charge to earnings as a result of these bankruptcies. The account receivable from Metaldyne at the time of the bankruptcy was $4.2 million. The Company recorded a $4.2 million charge to reserve for the collection of the account receivable when Metaldyne announced it had completed the sale of substantially all of its assets to MD Investors Corporation, effectively making no payments to its unsecured creditors, including us.

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

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own in the aggregate less than 15% of our outstanding common stock and if at such time neither Mr. E. Crawford nor Mr. M. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our Supply Technologies business purchases substantially all of its component parts from third-party suppliers and manufacturers. As such, it is subject to the risk of price fluctuations and periodic delays in the delivery of component parts. Failure by suppliers to continue to supply us with these component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. We depend upon the ability of these suppliers, among other things, to meet stringent performance and quality specifications and to conform to delivery schedules. Failure by third-party suppliers to comply with these and other requirements could have a material adverse effect on our financial condition, liquidity and results of operations.

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

As of December 31, 2010, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 385 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

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

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these polices require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Those who set and interpret the accounting standards (such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent changes, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the consolidated financial statements included elsewhere herein.

Holdings’ Chairman of the Board and Chief Executive Officer and Holdings’ President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ company’s outstanding common stock and their interests may conflict with yours.

As of February 25, 2011, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 27% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with the interests of Holdings’ shareholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with the interests of Holdings’ shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, our operations included numerous manufacturing and supply chain logistics services facilities located in 24 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 87% of the available square footage was located in the United States. Approximately 43% of the available square footage was owned. In 2010, approximately 30% of the available domestic square footage was used by the Supply Technologies segment, 47% was used by the

Manufactured Products segment and 23% was used by the Aluminum Products segment. Approximately 54% of the available foreign square footage was used by the Supply Technologies segment and 46% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2010.

Related Industry		Owned or	Approximate
Segment	Location	Leased	Square Footage		Use

SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	70,600		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	43,800		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Des Plaines, IL	Leased	45,000		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Nashville, TN	Leased	44,900		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Lenexa, KS	Leased	38,000		Logistics
	Austin, TX	Leased	30,000		Logistics
	Madison Hts., MI	Leased	32,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	54,000		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	304,000		Manufacturing
PRODUCTS	Huntington, IN	Leased	125,000		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	177,000		Manufacturing
	Ravenna, OH	Owned	64,000		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Brookfield, WI	Leased	100,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing

(1)	Supply Technologies has 49 other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has 16 other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

At December 31, 2010, we were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,230 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all, that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.

Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant is a wholly-owned subsidiary of Park-Ohio Holdings Corp. and has no equity securities that trade.

Item 6.	Selected Financial Data

Information required by this item has been omitted pursuant to general instruction I of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to a goodwill impairment charge in 2008, recording of a tax valuation allowance in 2008, restructuring and unusual charges in 2010, 2009 and 2008 and acquisitions in 2010 and 2008.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements included elsewhere herein.

The domestic and international automotive markets were significantly impacted in 2008, which adversely affected our business units serving those markets. During the third quarter of 2008, the Company recorded asset impairment charges associated with the related volume declines and volatility in the automotive markets. The charges were composed of $.6 million of inventory impairment included in Cost of Products Sold and $17.5 million for impairment of property and equipment and other long-term assets. See Note N to the consolidated financial statements included elsewhere herein.

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

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The Company recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price. See Note C to the consolidated financial statements included elsewhere herein.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company.

On December 31, 2010, the Company through its subsidiary, Ajax Tocco Magnethermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”) for $9.9 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

On March 8, 2010 and subsequently on August 31, 2010, we amended our revolving credit facility to, among other things, extend its maturity to April 30, 2014 and reduce the loan commitment from $270.0 million to $210.0 million, which amount includes the borrowing under a term loan A that is secured by real estate and machinery and equipment, and an unsecured term loan B. See Note G to the consolidated financial statements included elsewhere herein.

During the third quarter of 2010, the Company recorded an asset impairment charge of $3.5 million related to the writedown of one of its investments.

Approximately 24% of the Company’s consolidated net sales are to the automotive markets. In 2009, the Company recorded a charge of $4.2 million to fully reserve for the account receivable from Metaldyne resulting from its bankruptcy.

Results of Operations

2010 versus 2009

Net Sales by Segment:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Supply Technologies	$402.1	$328.8	$73.3	22%
Aluminum Products	143.7	111.4	32.3	29%
Manufactured Products	267.7	260.8	6.9	3%

Consolidated Net Sales	$813.5	$701.0	$112.5	16%

Consolidated net sales increased $112.5 million to $813.5 million compared to $701.0 million in 2009 as the Company experienced volume increases in each segment. Supply Technologies sales increased 22% primarily due to volume increases in the heavy-duty truck industry, automotive, semi-conductor, power sports, HVAC, agricultural and construction equipment industries. In addition, there were $16.9 million of sales resulting from the acquisition of the ACS business. These additions were offset by declines in the lawn and garden and medical industries. Aluminum Products sales increased 29% as volumes increased to customers in the auto industry along with additional sales from new contracts. In addition, there were $7.0 million of sales resulting from the acquisition of the Rome business. Manufactured Products sales increased 3% primarily from increases in the capital equipment and rubber products business units partially offset by declining volume in the forged and machined products business unit because of volume declines in the railroad industry. Approximately 24% of the Company’s consolidated net sales are to the automotive markets. Net sales to the automotive markets as a percentage of sales by segment were approximately 15%, 77% and 8% for the Supply Technologies, Aluminum Products and Manufactured Products Segments, respectively for the year ended December 31, 2010.

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$679.4	$597.2	$82.2	14%

Consolidated gross profit	$134.1	$103.8	$30.3	29%

Gross margin	16.5%	14.8%

Cost of products sold increased $82.2 million in 2010 to $679.4 million compared to $597.2 million in 2009, primarily due to increases in sales volume, while gross margin increased to 16.5% in 2010 from 14.8% in the same period of 2009.

Supply Technologies and Aluminum Products gross margin increased resulting from volume increases while gross margin in the Manufactured Products segment remained essentially unchanged from the prior year.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$89.8	$84.0	$5.8	7%
SG&A percent	11.0%	12.0%

Consolidated SG&A expenses increased $5.8 million to $89.8 million in 2010 compared to $84.0 million in 2009 representing a 100 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased on a dollar basis in 2010 compared to 2009 primarily due to an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual offset by a $4.2 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy and an increase in pension income.

Interest Expense:

	Year Ended
	December 31,			Percent
	2010	2009	Change	Change
	(Dollars in millions)

Interest expense	$23.9	$23.9	$0	0%
Average outstanding borrowings	$322.0	$363.9	$(41.9)	(11.5)%
Average borrowing rate	7.42%	6.57%	85	basis points

Interest expense was unchanged in 2010 compared to 2009, primarily due to a higher average borrowing rate during 2010, offset by lower average borrowings. The decrease in average borrowings in 2010 resulted primarily from earnings and the reduction in working capital requirements. The higher average borrowing rate in 2010 was due primarily to increased interest rates under our revolving credit facility compared to 2009.

Impairment Charges:

During 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3.5 million.

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

Income Taxes:

	Year Ended
	December 31,
	2010	2009
	(Dollars in millions)

Income before income taxes	$19.1	$3.2

Income tax expense (benefit)	$2.0	$(.8)

Effective income tax rate	10.5%	(25)%

The Company released $5.8 million of the valuation allowance attributable to continuing operations in 2010 compared to $1.8 million in 2009. In the fourth quarter of 2008, the Company recorded a $33.6 million valuation allowance against its net U.S. and certain foreign deferred tax assets. As of December 31, 2010 and 2009, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $2.0 million in 2010 compared to $(.8) million in 2009. The effective income tax rate was 10.5% in 2010, compared to (25)% in 2009.

The Company’s net operating loss carryforward precluded the payment of most federal income taxes in both 2010 and 2009, and should similarly preclude such payments in 2011. At December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.7 million, which will expire between 2023 and 2029.

2009 versus 2008

Net Sales by Segment:

	Year Ended
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

	Year Ended
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

S,G & A Expenses:

	Year Ended
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

	Year Ended
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

	Year Ended
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

The Company’s net operating loss carryforward precluded the payment of most federal income taxes in 2010, 2009 and 2008. At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38.5 million, which will expire between 2022 and 2029.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2010, none were outstanding. We currently have no other derivative instruments.

Critical Accounting Policies and Estimates

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

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

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

Impairment of Long-Lived Assets:  In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predicable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information wasn’t available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. During 2008, the Company recorded asset impairment charges of approximately $23.0 million, of which approximately $13.8 million was determined based on appraisals or scrap value and approximately $9.2 million was based on discounted cash flow analysis. The impact of a one percentage point change in the discount rate used in performing the discounted cash flow analysis would have been less than $1.0 million with respect to the asset impairment charges. In 2009, the Company recorded $7.0 million of asset impairment charges of which $5.2 million was based on appraisals and $1.8 million was based on other valuation methods. See Note M to the consolidated financial statements included elsewhere herein.

Restructuring:  We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill:  As required by ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually as of October 1 of each year or more frequently if impairment indicators arise.

In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment pursuant to ASC 280 “Segment Reporting”, or one level below the reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. Prior to our 2008 impairment analysis, we had four reporting units with recorded goodwill including Supply Technologies (included in the Supply Technologies Segment) with $64.6 million of goodwill, Engineered Specialty Products (included in the Supply Technology Segment) with $14.7 million of goodwill, Aluminum Products with $16.5 million of goodwill and Capital Equipment (included in the Manufactured Products segment) with $4.1 million of goodwill. At the time of goodwill impairment testing, management determined fair value of the reporting units through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company-specific risk factors for each reporting unity in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit, which ranged from 12% to 18%, is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. The projections developed for the 2008 impairment test reflected managements’ view considering the significant market downturn during the fourth quarter of 2008. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the market capitalization of the Company, which had a significant decline in the fourth quarter of 2008. We completed the annual impairment tests as of October 1, 2008 and updated these tests, as necessary, as of December 31, 2008. We concluded that all of the goodwill in three of the reporting units for a total of $95.8 million was impaired and written off in the fourth quarter of 2008. At December 31, 2008 the Company had remaining goodwill of $4.1 million in the Capital Equipment reporting unit. We completed the annual impairment tests as of October 1, 2009 and 2010 and concluded that no goodwill impairment existed. On September 30, 2010, the Company completed the acquisition of Rome and recorded goodwill of $4.6 million in the Aluminum Products reporting unit. On December 31, 2010, the Company completed the acquisition of Pillar and recorded additional goodwill of $.6 million in the Capital Equipment reporting unit.

Income Taxes:  In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion.

ASC 740 provides that future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback, carryforward period available under the tax law. The Company analyzed the four possible sources of taxable income as set forth in ASC 740 and concluded that the only relevant sources of taxable income is the reversal of its existing taxable temporary differences. The Company reviewed the projected timing of the reversal of its taxable temporary differences and determined that such reversals will offset the Company’s deferred tax assets prior to their expiration. Accordingly, a valuation reserve was established against the Company’s domestic deferred tax assets net of its deferred tax liabilities (taxable temporary differences). See Note H to the consolidated financial statements included elsewhere herein.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Update (“ASU”) No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. ASU No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which is effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

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

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $124.5 million at December 31, 2010. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2010.

Our foreign subsidiaries generally conduct business in local currencies. During 2010, we recorded an unfavorable foreign currency translation adjustment of $.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts for steel but have entered into forward purchase contracts for a portion of our anticipated natural gas usage in 2011.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park-Ohio Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited Park-Ohio Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Park-Ohio Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park-Ohio Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010 of Park-Ohio Industries, Inc. and subsidiaries and our report dated March 8, 2011 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 8, 2011

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$35,075	$21,976
Accounts receivable, less allowances for doubtful accounts of $6,011 in 2010 and $8,388 in 2009	126,409	104,643
Inventories	192,542	182,116
Deferred tax assets	10,496	8,104
Unbilled contract revenue	12,751	19,411
Other current assets	12,797	21,476

Total Current Assets	390,070	357,726
Property, plant and equipment:
Land and land improvements	3,628	3,673
Buildings	50,505	44,721
Machinery and equipment	201,920	194,111

	256,053	242,505
Less accumulated depreciation	184,284	167,546

	71,769	74,959
Other Assets:
Goodwill	9,100	4,155
Other	84,340	70,695

	$555,279	$507,535

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$95,690	$75,078
Payable to affiliates	11,879	7,693
Accrued expenses	59,200	39,074
Current portion of long-term debt	13,756	10,894
Current portion of other postretirement benefits	2,178	2,197

Total Current Liabilities	182,703	134,936
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	183,835	183,835
Revolving credit	113,300	134,600
Other long-term debt	5,322	4,668
Deferred tax liability	9,721	7,200
Other postretirement benefits and other long-term liabilities	22,863	21,831

	335,041	352,134
Shareholder’s Equity
Common stock, par value $1 per share	-0-	-0-
Additional paid-in capital	47,850	55,362
Retained (deficit)	(12,723)	(29,783)
Accumulated other comprehensive income (loss)	2,408	(5,114)

	37,535	20,465

	$555,279	$507,535

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net sales	$813,522	$701,047	$1,068,757
Cost of products sold	679,425	597,200	919,297

Gross profit	134,097	103,847	149,460
Selling, general and administrative expenses	89,806	84,036	102,127
Goodwill impairment charge	-0-	-0-	95,763
Restructuring and impairment charges	3,539	5,206	25,331

Operating income (loss)	40,752	14,605	(73,761)
Gain on purchase of 8.375% senior subordinated notes	-0-	12,529	-0-
Gain on acquisition of business	(2,210)	-0-	-0-
Interest expense	23,868	23,945	27,921

Income (loss) before income taxes	19,094	3,189	(101,682)
Income tax expense (benefit)	2,034	(828)	20,986

Net income (loss)	$17,060	$4,017	$(122,668)

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

				Accumulated
		Additional	Retained	Other
	Common	Paid-In	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2008	$-0-	$64,844	$88,868	$18,084	$171,796
Comprehensive (loss):
Net loss			(122,668)		(122,668)
Foreign currency translation adjustment				(8,730)	(8,730)
Pension and postretirement benefit adjustments, net of income tax of $13,460				(26,456)	(26,456)

Comprehensive (loss)					(157,854)
Distribution of capital to shareholder		(8,732)			(8,732)

Balance at December 31, 2008	-0-	56,112	(33,800)	(17,102)	5,210
Comprehensive income (loss):
Net income			4,017		4,017
Foreign currency translation adjustment				2,968	2,968
Pension and postretirement benefit adjustments, net of income tax of $1,179				9,020	9,020

Comprehensive income					16,005
Distribution of capital to shareholder		(750)			(750)

Balance at December 31, 2009	-0-	55,362	(29,783)	(5,114)	20,465
Comprehensive income (loss):
Net income			17,060		17,060
Foreign currency translation adjustment				(741)	(741)
Pension and postretirement benefit adjustments, net of income tax of $1,143				8,263	8,263

Comprehensive income					24,582
Capital contribution from shareholder		(6,762)			(6,762)
Distribution of capital to shareholder		(750)			(750)

Balance at December 31, 2010	$-0-	$47,850	$(12,723)	$2,408	$37,535

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$17,060	$4,017	$(122,668)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	17,122	18,776	20,782
Restructuring and impairment charges	3,539	5,206	121,094
Gain on purchase of 8.375% senior subordinated notes	-0-	(12,529)	-0-
Gain on acquisition of business	(2,210)	-0-	-0-
Deferred income taxes	(1,126)	(1,842)	-0-
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	(7,624)	61,136	6,578
Inventories	10,067	46,701	(12,547)
Accounts payable and accrued expenses	27,856	(82,349)	7,490
Other	9,864	10,572	(10,535)

Net cash provided by operating activities	74,548	49,688	10,194
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,951)	(5,575)	(17,466)
Business acquisitions, net of cash acquired	(25,900)	-0-	(5,322)
Proceeds from the sale of assets held for sale	-0-	-0-	260

Net cash used by investing activities	(29,851)	(5,575)	(22,528)
FINANCING ACTIVITIES
Payments on debt, net	(19,944)	(25,499)	25,612
Debt issue costs	(4,142)	-0-	-0-
Purchase of 8.375% senior subordinated notes	-0-	(13,511)	-0-
Distribution of capital to shareholder	(750)	(750)	(8,732)
Capital contribution	(6,762)	-0-	-0-

Net cash (used) provided by financing activities	(31,598)	(39,760)	16,880
Increase in cash and cash equivalents	13,099	4,353	4,546
Cash and cash equivalents at beginning of year	21,976	17,623	13,077

Cash and cash equivalents at end of year	$35,075	$21,976	$17,623

Income taxes paid	$1,217	$3,146	$6,847
Interest paid	23,324	23,018	26,115

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008
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

Inventories:  Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $22,788 and $21,456 at December 31, 2010 and 2009, respectively. Inventory consigned to others was $6,940 and $3,160 at December 31, 2010 and 2009, respectively.

Major Classes of Inventories

	December 31,
	2010	2009

Finished goods	$116,202	$100,309
Work in process	24,339	26,778
Raw materials and supplies	52,001	55,029

	$192,542	$182,116

Property, Plant and Equipment:  Property, plant and equipment are carried at cost. Additions and associated interest costs are capitalized and expenditures for repairs and maintenance are charged to operations. Depreciation of fixed assets is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from 25 to 40 years for buildings, and 3 to 20 years for machinery and equipment. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recoverable. See Note M.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the asset, which is generally determined, based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed.

Goodwill and Other Intangible Assets:  In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. The Company completed the annual impairment tests required by ASC 350 as of October 1, 2010. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

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

Revenue Recognition:  The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in unbilled contract revenues in the accompanying consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectibility concerns based on customers’ financial condition and payment history. During 2010 and 2009, we sold approximately $37,272 and $20,832, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Statements of Cash flows. In 2010 and 2009, a loss in the amount of $165 and $86, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

Software Development Costs:  Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $2,213, $1,454 and $1,288 in 2010, 2009 and 2008, respectively.

Concentration of Credit Risk:  The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2010, the Company had uncollateralized receivables with five customers in the automotive industry, each with several locations, aggregating $13,352, which represented approximately 11% of the Company’s trade accounts receivable. During 2010, sales to these customers amounted to approximately $100,009, which represented approximately 12% of the Company’s net sales.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Update (“ASU”) No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. ASU No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which is effective January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.” ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

In June 2009, the FASB issued guidance as codified in ASC 810-10, “Consolidation of Variable Interest Entities” (previously Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”). This guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities (“VIEs”) and by requiring additional disclosures about a company’s involvement with VIEs. This guidance is generally effective for annual periods beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of this guidance did not have a material impact on the financial statements of the Company.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008

Net sales:
Supply Technologies	$402,169	$328,805	$521,270
Aluminum Products	143,672	111,388	156,269
Manufactured Products	267,681	260,854	391,218

	$813,522	$701,047	$1,068,757

Income before income taxes:
Supply Technologies	$22,216	$8,531	$(66,419)
Aluminum Products	6,582	(5,155)	(23,467)
Manufactured Products	28,739	26,472	54,825

	57,537	29,848	(35,061)
Corporate costs	(13,246)	(3,805)	(19,601)
Gain on purchase of 8.375% senior subordinated notes	-0-	6,297	6,232
Gain on acquisition of business	2,210	-0-	-0-
Asset impairment charge	(3,539)	(5,206)	(25,331)
Interest expense	(23,868)	(23,945)	(27,921)

	$19,094	$3,189	$(101,682)

Identifiable assets:
Supply Technologies	$217,915	$207,729	$256,161
Aluminum Products	66,219	76,443	87,215
Manufactured Products	188,017	178,715	242,057
General corporate	83,128	44,648	37,412

	$555,279	$507,535	$622,845

Depreciation and amortization expense:
Supply Technologies	$5,272	$4,812	$5,153
Aluminum Products	6,488	7,556	8,564
Manufactured Products	5,001	6,022	6,586
General corporate	361	386	479

	$17,122	$18,776	$20,782

Capital expenditures:
Supply Technologies	$1,613	$2,380	$931
Aluminum Products	156	1,385	7,750
Manufactured Products	2,138	2,006	8,101
General corporate	44	(196)	684

	$3,951	$5,575	$17,466

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended
	December 31,
	2010	2009	2008

United States	73%	73%	68%
Asia	10%	9%	11%
Canada	6%	6%	6%
Mexico	3%	2%	6%
Europe	5%	9%	6%
Other	3%	1%	3%

	100%	100%	100%

At December 31, 2010, 2009 and 2008, approximately 75%, 77% and 81%, respectively, of the Company’s assets were maintained in the United States.

NOTE C —	Acquisitions

Effective August 31, 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to Assembly Components Systems (“ACS”) business unit of Lawson Products, Inc. for $16,000 in cash and a $2,160 subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. The net assets acquired were integrated into the Company’s Supply Technologies business segment. The fair value of the net assets acquired of $20,370 exceeded the total purchase price and, accordingly, resulted in a gain on acquisition of business of $2,210. Net sales of $16,931 were added to the Company’s Supply Technologies business segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to ACS’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions, the purchase price is allocated as follows:

Accounts receivable	$9,059
Inventories	16,711
Prepaid expenses and other current assets	42
Property, plant and equipment	299
Customer relationships	990
Accounts payable	(5,047)
Accrued expenses	(330)
Deferred tax liability	(1,354)
Gain on acquisition	(2,210)

Total purchase price	$18,160

Direct transaction costs associated with this acquisition included in selling, general and administrative expenses during the year ended December 31, 2010 were approximately $346.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which, Rome agreed to transfer to the Company substantially all of the assets of Rome in exchange for approximately $7,500 of notes receivable

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from Rome. The assets of Rome were integrated into the Company’s aluminum segment. Net sales of $7,031 were added to the Company’s Aluminum segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to Rome’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 30, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is as follows:

Accounts receivable	$1,918
Inventories	1,000
Property, plant and equipment	2,800
Accounts payable	(2,314)
Accrued expenses	(516)
Goodwill	4,572

Total purchase price	$7,460

Direct transaction costs associated with this acquisition included in selling, general and administrative expenses during the year ended December 31, 2010 were approximately $256.

On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnathermic acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar will be integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the preliminary estimated purchase price is allocated as follows:

Accounts receivable	$3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	584

Total purchase price	$9,900

The area of purchase price allocation that is not yet finalized relates to the working capital adjustment as of December 31, 2010. Prior to the measurement period for finalizing the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. There were no significant direct transaction costs included in selling, general and administrative expenses during the year ended December 31, 2010. These costs will be expensed as incurred in the first quarter of 2011.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with ACS, Rome and Pillar as if the acquisitions had occurred on January 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions been completed at the date indicated above.

	Year Ended December 31,
	2010	2009

Pro forma revenues	$881,271	$770,603
Pro forma net income	$15,072	$(12,744)

NOTE D —	Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Supply		Manufactured
	Technologies	Aluminum	Products	Total

Balance at January 1, 2008	$80,249	$16,515	$4,233	$100,997
Foreign Currency Translation	(1,001)	-0-	(124)	(1,125)
Impairment Charge	(79,248)	(16,515)	-0-	(95,763)

Balance at December 31, 2008	-0-	-0-	4,109	4,109
Foreign Currency Translation	-0-	-0-	46	46

Balance at December 31, 2009	-0-	-0-	4,155	4,155
Foreign Currency Translation	-0-	-0-	(211)	(211)
Acquisitions	-0-	4,572	584	5,156

Balance at December 31, 2010	$-0-	$4,572	$4,528	$9,100

Other intangible assets were acquired in connection with the acquisitions of NABS, Inc., ACS and Pillar. Information regarding other intangible assets as of December 31, 2010 and 2009 follows:

		2010			2009
	Acquisition	Accumulated		Acquisition	Accumulated
	Costs	Amortization	Net	Costs	Amortization	Net

Non-contractual customer relationships	$11,670	$2,422	$9,248	$7,200	$1,800	$5,400
Other	3,420	495	2,925	820	372	448

	$15,090	$2,917	$12,173	$8,020	$2,172	$5,848

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of other intangible assets was $745 for the year ended December 31, 2010 and $724 for each of the years ended December 31, 2009 and 2008. Amortization expense for each of the five years following December 31, 2010 is approximately $1,169 in 2011, $1,169 in 2012 and $1,045 for each of the three subsequent years thereafter.

NOTE E —	Other Assets

Other assets consists of the following:

	December 31,
	2010	2009

Pension assets	$60,786	$49,435
Deferred financing costs, net	3,695	1,345
Tooling	417	384
Software development costs	2,292	3,893
Intangible assets subject to amortization	12,173	5,848
Other	4,977	9,790

Totals	$84,340	$70,695

NOTE F —	Accrued Expenses

Accrued expenses include the following:

	December 31,
	2010	2009

Accrued salaries, wages and benefits	$13,832	$8,978
Advance billings	23,218	14,189
Warranty accrual	4,046	2,760
Interest payable	2,504	2,191
Taxes, income and other	3,252	1,788
Other	12,348	9,168

Totals	$59,200	$39,074

Substantially all advance billings and warranty accruals relate to the Company’s capital equipment businesses.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Balance at beginning of year	$2,760	$5,402	$5,799
Claims paid during the year	(1,260)	(3,367)	(3,944)
Warranty expense	2,294	704	4,202
Other	252	21	(655)

Balance at end of year	$4,046	$2,760	$5,402

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G —	Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2010	2009

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	90,200	101,200
Term Loan A	25,900	28,000
Term Loan B	8,400	12,000
Other	7,878	8,962

	316,213	333,997
Less current maturities	13,756	10,894

Total	$302,457	$323,103

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, and subsequently on August 31, 2010, the Credit Agreement was amended and restated to among other things, extend its maturity date to April 30, 2014 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A that is secured by real estate and machinery and equipment and an unsecured term loan B. The Credit Agreement contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At December 31, 2010, the Company had approximately $44,634 of unused borrowing capacity available under the Credit Agreement. Up to $40,000 in standby letters of credit and commercial letters of credit may be issued under the Credit Agreement. As of December 31, 2010, in addition to amounts borrowed under the Credit Agreement, there was $7,554 outstanding primarily for standby letters of credit. An annual fee of .75% is imposed by the bank on the unused portion of available borrowings.

Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 2.25% to 3.25% or (ii) the bank’s prime lending rate minus (.25)% to plus .75% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75% at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten year schedule with the balance due at maturity. The term loan B is amortized over a two-year period plus 50% of debt service coverage excess capped at $3,500.

Maturities of long-term debt during each of the five years following December 31, 2010 are approximately $13,756 in 2011, $4,290 in 2012, $3,300 in 2013, $292,058 in 2014 and $523 in 2015.

Foreign subsidiaries of the Company had borrowings of $1,229 and $3,787 at December 31, 2010 and 2009, respectively and outstanding bank guarantees of $7,363 at December 31, 2010 under their credit arrangements.

The 8.375% senior subordinated notes due 2014 (“8.375% Notes”) are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the 8.375% Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate with an unaffiliated entity. At December 31, 2010, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 6.21% at December 31, 2010.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2010 and 2009. The approximate fair value of the 8.375% Notes was $187,512 and $144,310 at December 31, 2010 and 2009, respectively.

In 2009, a foreign subsidiary of the Company purchased $26,165 aggregate principal amount of the 8.375% Notes for $13,511. After writing off $125 of deferred financing costs, the Company recorded a net gain of $12,529.

In 2008, the Company purchased $11,015 aggregate principal amount of the 8.375% Notes for $4,658. After writing off $125 of deferred financing costs, the Company recorded a net gain of $6,232. The 8.375% Notes were not contributed to Park-Ohio Industries, Inc. in 2008 but were held by Park-Ohio Holdings Corp. During the fourth quarter of 2009, these notes were sold to a wholly-owned subsidiary of Park-Ohio Industries, Inc.

NOTE H —	Income Taxes

Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2010	2009	2008

United States	$8,596	$(934)	$(116,564)
Outside the United States	10,498	4,123	14,882

	$19,094	$3,189	$(101,682)

Income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008

Current expense (benefit):
Federal	$61	$(147)	$229
State	573	179	1,518
Foreign	2,526	982	6,156

	3,160	1,014	7,903
Deferred:
Federal	(2,014)	(1,231)	12,421
State	689	(39)	923
Foreign	199	(572)	(261)

	(1,126)	(1,842)	13,083

Income tax expense (benefit)	$2,034	$(828)	$20,986

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2010	2009	2008

Tax at statutory rate	$6,027	$(2,113)	$(34,586)
Effect of state income taxes, net	1,048	(161)	(1,834)
Effect of foreign operations	1,472	1,247	293
Goodwill	-0-	-0-	23,241
Valuation allowance, federal and foreign	(6,475)	(1,815)	33,625
Equity compensation	(59)	148	18
Tax credits	(72)	(192)	(240)
Prior year adjustments	365	141	(304)
Non-deductable items	480	735	802
Gain on asset purchase	(772)	-0-	-0-
Other, net	20	1,182	(29)

Total	$2,034	$(828)	$20,986

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Postretirement benefit obligation	$7,003	$7,060
Inventory	12,363	10,342
Net operating loss and credit carryforwards	16,184	22,478
Goodwill	3,177	4,381
Other	11,138	8,348

Total deferred tax assets	49,865	52,609
Deferred tax liabilities:
Depreciation and amortization	1,090	692
Pension	21,423	18,010
Intangible assets and other	4,191	2,335

Total deferred tax liabilities	26,704	21,037

Net deferred tax assets prior to valuation allowances	23,161	31,572
Valuation allowances	(22,386)	(30,668)

Net deferred tax asset	$775	$904

At December 31, 2010, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $24,699 which expires between 2023 and 2029. The foreign net operating loss carryforward is $3,988 of which $1,315 expires in 2029 and $2,673 has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $4,748 which expires between 2011 and 2030.

At December 31, 2010, the Company has research and development credit carryforwards of approximately $2,875 which expire between 2012 and 2030. The Company also has alternative minimum tax credit carryforwards of $1,083 which have no expiration date.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 through 2010 remain open for examination by the U.S. and various state and foreign taxing authorities.

As of December 31, 2010 and 2009, the Company was in a cumulative three-year loss position and it was determined that it was not more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2010 and 2009, the Company recorded full valuation allowances of $20,089 and $28,813, respectively, against its U.S. net deferred tax assets. In addition, the Company determined that it was not more likely than not that certain foreign net deferred tax assets will be realized. As of December 31, 2010 and 2009, the Company recorded valuation allowances of $2,297 and $1,855, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Unrecognized Tax Benefit — January 1,	$5,718	$5,806	$5,255
Gross Increases — Tax Positions in Prior Period	283	101	-0-
Gross Decreases — Tax Positions in Prior Period	(4)	(55)	(39)
Gross Increases — Tax Positions in Current Period	341	97	590
Settlements	(18)	-0-	-0-
Lapse of Statute of Limitations	(178)	(231)	-0-

Unrecognized Tax Benefit — December 31,	$6,142	$5,718	$5,806

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,916 at December 31, 2010 and $4,633 at December 31, 2009. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2010 and 2009, the Company recognized approximately $9 and $42, respectively, in net interest and penalties. The Company had approximately $682 and $673 for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

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

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2010 and 2009:

			Postretirement
	Pension		Benefits
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$48,820	$48,383	$18,288	$19,961
Service cost	295	471	31	61
Interest cost	2,596	2,748	959	1,053
Amendments	-0-	10	-0-	(920)
Actuarial losses	2,622	1,446	1,364	279
Benefits and expenses paid, net of contributions	(4,661)	(4,238)	(2,210)	(2,146)

Benefit obligation at end of year	$49,672	$48,820	$18,432	$18,288

Change in plan assets
Fair value of plan assets at beginning of year	$98,255	$87,368	$-0-	$-0-
Actual return on plan assets	18,364	16,725	-0-	-0-
Company contributions	-0-	-0-	2,210	2,146
Cash transfer to fund postretirement benefit payments	(1,500)	(1,600)	-0-	-0-
Benefits and expenses paid, net of contributions	(4,661)	(4,238)	(2,210)	(2,146)

Fair value of plan assets at end of year	$110,458	$98,255	$-0-	$-0-

Funded (underfunded) status of the plans	$60,786	$49,435	$(18,432)	$(18,288)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

			Postretirement
	Pension		Benefits
	2010	2009	2010	2009

Noncurrent assets	$60,786	$49,435	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	10,196	11,111
Current liabilities	-0-	-0-	2,177	2,197
Accumulated other comprehensive (income) loss	7,701	15,900	6,059	4,980

Net amount recognized at the end of the year	$68,487	$65,335	$18,432	$18,288

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss/(gain)	$7,641	$15,819	$6,059	$4,980
Net prior service cost (credit)	192	253	-0-	-0-
Net transition obligation (asset)	(132)	(172)	-0-	-0-

Accumulated other comprehensive (income) loss	$7,701	$15,900	$6,059	$4,980

As of December 31, 2010 and 2009, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

The pension plan weighted-average asset allocation at December 31, 2010 and 2009 and target allocation for 2011 are as follows:

		Plan Assets
	Target 2011	2010	2009

Asset Category
Equity securities	45-75%	78.3%	69.3%
Debt securities	10-40	19.3	9.9
Other	0-20	2.4	20.8

	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2010		2009
	Level 2	Total	Level 2	Total

Collective trust and pooled insurance funds:
Common stock	$65,362	$65,362	$52,507	$52,507
Equity Funds	16,142	16,142	12,727	12,727
Foreign Stock	5,000	5,000	2,590	2,590
Convertible Securities	967	967	1,063	1,063
U.S. Government Obligations	9,840	9,840	4,900	4,900
Fixed income funds	5,242	5,242	4,588	4,588
Corporate Bonds	5,295	5,295	-0-	-0-
Cash and Cash Equivalents	2,381	2,381	19,779	19,779
Other	229	229	101	101

	$110,458	$110,458	$98,255	$98,255

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.00%	5.50%	6.00%	5.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2010, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2010 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 7.0% and a 8.75% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2010. The rates were assumed to decrease gradually to 5.0% for medical and drug for 2042 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Service costs	$295	$471	$439	$31	$61	$87
Interest costs	2,596	2,748	2,892	959	1,053	1,215
Expected return on plan assets	(7,932)	(7,036)	(9,634)	-0-	-0-	-0-
Transition obligation	(40)	(40)	(47)	-0-	-0-	-0-
FAS 88 one-time charge	-0-	-0-	-0-	-0-	-0-	-0-
Amortization of prior service cost	61	129	137	(96)	-0-	(52)
Recognized net actuarial (gain) loss	366	910	(100)	381	294	369

Benefit (income) costs	$(4,654)	$(2,818)	$(6,313)	$1,275	$1,408	$1,619

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
AOCI at beginning of year	$15,900	$25,131	$(12,756)	$4,980	$5,914	$3,884
Net (gain)/loss	(7,811)	(8,241)	37,876	1,364	280	2,347
Recognition of prior service cost/(credit)	(62)	(120)	(137)	96	(920)	52
Recognition of (gain)/loss	(326)	(870)	148	(381)	(294)	(369)

Total recognized in other comprehensive loss at end of year	$7,701	$15,900	$25,131	$6,059	$4,980	$5,914

The estimated net (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2011 are $-0-, $44 and $(40), respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2011 is $441 and $(96), respectively.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension		Expected	Net including
	Benefits	Gross	Medicare Subsidy	Medicare Subsidy

2011	4,041	2,454	223	2,231
2012	3,942	2,240	225	2,015
2013	3,860	2,092	219	1,873
2014	3,788	1,988	209	1,779
2015	3,739	1,879	197	1,682
2016 to 2020	17,837	7,497	811	6,686

The Company has two postretirement benefit plans. Under both of these plans, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in 2010	$68	$(60)
Effect on postretirement benefit obligation as of December 31, 2010	$1,383	$(1,229)

The total contribution charged to pension expense for the Company’s defined contribution plans was $-0-in 2010, $301 in 2009 and $2,081 in 2008. During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees. The Company expects to have no contributions to its defined benefit plans in 2011.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $389 related with the SERP in 2010, 2009 and 2008. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

NOTE K —	Leases

Future minimum lease commitments during each of the five years following December 31, 2010 and thereafter are as follows: $13,109 in 2011, $9,816 in 2012, $6,416 in 2013, $4,538 in 2014, $3,642 in 2015 and $2,178 thereafter. Rental expense for 2010, 2009 and 2008 was $13,068, $12,812 and $14,400, respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,464. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

NOTE L —	Accumulated Comprehensive Loss

The components of accumulated comprehensive loss at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Foreign currency translation adjustment	$6,239	$6,950
Pension and postretirement benefit adjustments, net of tax	(3,801)	(12,064)

Total	$2,438	$(5,114)

NOTE M —	Restructuring and Unusual Charges

During the third quarter of 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3,539.

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

			Loss on Disposal
	Asset	Cost of	of Foreign	Severance
	Impairment	Products Sold	Subsidiary	Costs	Total

Supply Technologies	$6,143	$4,965	$1,758	$564	$13,430
Aluminum Products	12,575	579	-0-	-0-	13,154
Manufactured Products	4,291	-0-	-0-	-0-	4,291

	$23,009	$5,544	$1,758	$564	$30,875

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accrued liability for severance costs and related cash payments consisted of:

Balance at January 1, 2008	$-0-
Severance costs recorded in 2008	564
Cash payments made in 2008	(19)

Balance at December 31, 2008	545
Cash payments made in 2009	(460)

Balance at December 31, 2009	85
Cash payments made in 2010	(85)

Balance at December 31, 2010	$-0-

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of December 31, 2010 and 2009, consolidating condensed statements of operations for the years ended December 31, 2010, 2009 and 2008, consolidating condensed statements of cash flows for the years ended December 31, 2010, 2009 and 2008 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(4,983)	$2,286	$33,736	$4,036	$35,075
Accounts receivable, net	(2,650)	100,754	25,141	3,164	126,409
Inventories	-0-	157,180	32,580	2,782	192,542
Other current assets	24,322	8,932	14,491	(22,197)	25,548
Deferred tax assets	-0-	-0-	-0-	10,496	10,496

Total Current Assets	16,689	269,152	105,948	(1,719)	390,070
Investment in subsidiaries	311,612	26,234	(26,234)	(311,612)	-0-
Inter-company advances	9,520	42,063	37,393	(88,976)	-0-
Property, Plant and Equipment, net	5,505	68,036	5,482	(7,254)	71,769
Other Assets:
Goodwill	-0-	5,918	2,597	585	9,100
Other	63,684	16,094	14,466	(9,904)	84,340

Total Other Assets	63,684	22,012	17,063	(9,319)	93,440

Total Assets	$407,010	$427,497	$139,652	$(418,880)	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,371	$70,191	$16,856	$5,272	$95,690
Payable to affiliates	11,879	-0-	-0-	-0-	11,879
Accrued expenses	3,496	37,347	16,240	2,117	59,200
Current portion of long-term liabilities	-0-	50	1,229	14,655	15,934

Total Current Liabilities	18,746	107,588	34,325	22,044	182,703
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	124,500	-0-	-0-	(11,200)	113,300
Other long-term debt	-0-	4,000	-0-	1,322	5,322
Deferred tax liability	8,343	-0-	1,378	-0-	9,721
Other postretirement benefits and other long-term liabilities	23,195	4,213	216	(4,761)	22,863

Total Long-Term Liabilities	366,038	8,213	1,594	(40,804)	335,041
Inter-company advances	6,646	22,689	49,908	(79,243)	-0-
Shareholder’s Equity	15,580	289,007	53,825	(320,877)	37,535

Total Liabilities and Shareholder’s Equity	$407,010	$427,497	$139,652	$418,880	$555,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(2,876)	$1,613	$21,839	$1,400	$21,976
Accounts receivable, net	(1,300)	84,669	24,477	(3,203)	104,643
Inventories	-0-	148,658	33,458	-0-	182,116
Other current assets	16,462	18,365	9,878	(3,818)	40,887
Deferred tax assets	-0-	-0-	-0-	8,104	8,104

Total Current Assets	12,286	253,305	89,652	2,483	357,726
Investment in subsidiaries	313,315	26,129	(26,129)	(313,315)	-0-
Inter-company advances	383,098	292,128	21,935	(697,161)	-0-
Property, Plant and Equipment, net	(464)	70,962	10,506	(6,045)	74,959
Other Assets:
Goodwill	-0-	1,346	2,809	-0-	4,155
Other	25,864	38,660	14,528	(8,357)	70,695

Total Other Assets	25,864	40,006	17,337	(8,357)	74,850

Total Assets	$734,099	$682,530	$113,301	$(1,022,395)	$507,535

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,360	$55,920	$14,375	$1,423	$75,078
Payable to affiliates	7,693	-0-	-0-	-0-	7,693
Accrued expenses	1,581	25,889	11,604	-0-	39,074
Current portion of long-term liabilities	6,600	102	2,163	4,226	13,091

Total Current Liabilities	19,234	81,911	28,142	5,649	134,936
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	134,600	-0-	-0-	-0-	134,600
Other long-term debt	-0-	4,409	1,623	(1,364)	4,668
Deferred tax liability	6,007	-0-	1,193	-0-	7,200
Other postretirement benefits and other long-term liabilities	2,710	52,637	314	(33,830)	21,831

Total Long-Term Liabilities	353,317	57,046	3,130	(61,359)	352,134
Inter-company advances	361,789	286,093	37,505	(685,387)	-0-
Shareholder’s Equity	(241)	257,480	44,524	(281,298)	20,465

Total Liabilities and Shareholder’s Equity	$734,099	$682,530	$113,301	$(1,022,395)	$507,535

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$668,089	$145,433	$-0-	$813,522
Cost of sales	-0-	566,648	112,777	-0-	679,425

Gross profit	-0-	101,441	32,656	-0-	134,097
Operating Expenses:
Selling, general and administrative expenses	(39,747)	95,466	20,865	13,222	89,806
Asset Impairment Charge	-0-	3,539	-0-	-0-	3,539

Operating Income (loss)	39,747	2,436	11,791	(13,222)	40,752
Interest expense	25,054	954	296	(2,436)	23,868
Gain on acquisition of business	-0-	-0-	-0-	(2,210)	(2,210)

Income before income taxes	14,693	1,482	11,495	(8,576)	19,094
Income taxes	721	144	1,169	-0-	2,034

Net (loss) income	$13,972	$1,338	$10,326	$(8,576)	$17,060

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operations	$28,927	$35,234	$10,387	$-0-	$74,548
Cash flows from investing activities:
Acquisitions	-0-	(25,900)	-0-	-0-	(25,900)
Purchases of property, plant and equipment, net	(44)	(7,924)	4,017	-0-	(3,951)

Net cash (used) in investing activities	(44)	(33,824)	4,017	-0-	(29,851)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(4,142)				(4,142)
Payments on debt	(16,700)	(737)	(2,507)	-0-	(19,944)

Net cash (used) by financing activities	(28,354)	(737)	(2,507)	-0-	(31,598)

Increase in cash and cash equivalents	529	673	11,897	-0-	13,099
Cash and cash equivalents at beginning of year	(1,476)	1,613	21,839	-0-	21,976

Cash and cash equivalents at end of year	$(947)	$2,286	$33,736	$-0-	$35,075

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used) provided by operations	$(3,847)	$25,797	$(11,756)	$-0-	$10,194
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(685)	(20,784)	4,003	-0-	(17,466)
Business acquisitions, net of cash acquired	-0-	(5,322)	-0-	-0-	(5,322)
Proceeds from the sale of assets held for sale	-0-	260	-0-	-0-	260

Net cash (used) provided in investing activities	(685)	(25,846)	4,003	-0-	(22,528)
Cash flows from financing activities:
Proceeds from bank arrangements, net	19,200	(219)	6,631	-0-	25,612
Distribution of capital to shareholder	(8,732)	-0-	-0-	-0-	(8,732)

Net cash provided (used) by financing activities	10,468	(219)	6,631	-0-	16,880

Increase (decrease) in cash and cash equivalents	5,936	(268)	(1,122)	-0-	4,546
Cash and cash equivalents at beginning of year	844	607	11,626	-0-	13,077

Cash and cash equivalents at end of year	$6,780	$339	$10,504	$-0-	$17,623

Schedule II

PARK-OHIO INDUSTRIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period

Year Ended December 31, 2010:
Allowances deducted from assets:
Trade receivable allowances	$8,388	$2,581	$(4,958	)(A)	$6,011
Inventory Obsolescence reserve	21,456	8,956	(7,624	)(B)	22,788
Tax valuation allowances	30,668	(5,754)	(2,528	)(D)	22,386
Product warranty liability	2,760	2,294	(1,008	)(C)	4,046

Year Ended December 31, 2009:
Allowances deducted from assets:
Trade receivable allowances	$3,044	$6,527	$(1,183	)(A)	$8,388
Inventory Obsolescence reserve	22,313	7,153	(8,010	)(B)	21,456
Tax valuation allowances	34,921	(1,815)	(2,438)		30,668
Product warranty liability	5,402	704	(3,346	)(C)	2,760

Year Ended December 31, 2008:
Allowances deducted from assets:
Trade receivable allowances	$3,724	$1,429	$(2,109	)(A)	$3,044
Inventory Obsolescence reserve	20,432	5,385	(3,505	)(B)	22,312
Tax valuation allowances	2,217	33,625	(921	)(D)	34,921
Product warranty liability	5,799	4,202	(4,599	)(C)	5,402

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework contained in the COSO Report. This report is included at page 36 of this annual report on Form 10-K and is incorporated herein by reference.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2010 and 2009:

	2010	2009

Audit fees	$965,000	$965,000
Audit-related fees	425,000	75,000
Tax fees	64,000	52,210

Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required internationally and the audit of management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees principally included fees in connection with pension plan audits of ACS and audits of Rome Die Casting. Tax fees include fees in connection with tax compliance and tax planning. Park-Ohio is a wholly-owned subsidiary of Holdings and does not have a separate audit committee. Holdings’ audit committee has adopted a pre-approval policy for audit and non-audit related services and auditor independence requiring the approval by Holdings’ audit committee of all professional services rendered by the Company’s and its parent’s independent auditor prior to the commencement of the specified services.

100% of the services described in “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were pre-approved by Holdings’ audit committee in accordance with Holdings’ formal policy on auditor independence.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Part II, Item 8 of this annual report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	28
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets — December 31, 2010 and 2009	30
Consolidated Statements of Operations — Years Ended December 31, 2010, 2009 and 2008	31
Consolidated Statements of Shareholder’s Equity — Years Ended December 31, 2010, 2009 and 2008	32
Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008	33
Notes to Consolidated Financial Statements	34
Financial Statement Schedules
The following consolidated financial statement schedule of Park-Ohio Industries Inc. is included in Item 8:
Schedule II — Valuation and Qualifying accounts	61
EX-31.1
EX-31.2
EX-32.1

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

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 8, 2011
* Jeffrey L. Rutherford	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 8, 2011

By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2010

EXHIBIT INDEX

Exhibit

3.1		Amended and Restated Articles of Incorporation of Park-Ohio Holdings Corp. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
3.2		Code of Regulations of Park-Ohio Holdings Corp. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.1		Third Amended and Restated Credit Agreement, dated March 8, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada Inc., the Ex-Im Borrowers party thereto, the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, RBS Business Capital as Syndication Agent, Key Bank National Association , as Co-Documentation Agent, JP Morgan Securities Inc., as Sole Lead Arranger, PNC Bank, National Association, as Joint Bookrunner and U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 10, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Consent and Amendment No. 1 to Third Amended and Restated Credit Agreement, dated July 9, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the Ex-Im Borrowers party to the Credit Agreement, the other loan parties to the Credit Agreement, the lenders party to the Credit Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3		Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement, dated August 31, 2010, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the Ex-Im Borrowers party to the Credit Agreement, the other loan parties to the Credit Agreement, the lenders party to the Credit Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.4		Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on December 6, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.1		Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on June 3, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.3*	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2006, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10	.4*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

Exhibit

10	.5*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.6		Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)
10.12		Asset Purchase Agreement, dated as of August 31, 2010, by and among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.13		Bill of Sale, dated September 30, 2010, by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
24.1		Power of Attorney
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.