Form 10-Q
period 2011-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2011-05-10
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2011, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 26.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$26,021	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,473 at March 31, 2011 and $6,011 at December 31, 2010	146,470	126,409
Inventories	200,707	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	13,774	12,751
Other current assets	10,643	12,797

Total Current Assets	408,111	390,070
Property, Plant and Equipment	259,796	256,053
Less accumulated depreciation	189,652	184,284

	70,144	71,769
Other Assets
Goodwill	9,671	9,100
Other	85,227	84,340

	$573,153	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$115,564	$95,690
Payable to affiliates	7,255	11,879
Accrued expenses	65,913	59,200
Current portion of long-term debt	7,792	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	198,702	182,703
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit facility	103,800	113,300
Other long-term debt	5,058	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	23,372	22,863

	325,786	335,041
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	47,100	47,850
Retained deficit	(3,570)	(12,723)
Accumulated other comprehensive income	5,135	2,408

	48,665	37,535

	$573,153	$555,279

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Amounts in thousands)

Net sales	$241,628	$191,701
Cost of products sold	199,693	162,363

Gross profit	41,935	29,338
Selling, general and administrative expenses	25,222	20,456

Operating income	16,713	8,882
Interest expense	5,882	5,455

Income before income taxes	10,831	3,427
Income taxes	1,678	868

Net income	$9,153	$2,559

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Deficit	Income	Total
		(Dollars in thousands)

Balance at January 1, 2011	$-0-	$47,850	$(12,723)	$2,408	$37,535
Comprehensive income:
Net income			9,153		9,153
Foreign currency translation adjustment				2,621	2,621
Pension and post retirement benefit adjustments, net of tax				106	106

Comprehensive income					11,880
Distribution of capital to shareholder		(750)			(750)

Balance at March 31, 2011	$-0-	$47,100	$(3,570)	$5,135	$48,665

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$9,153	$2,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,957	4,168
Changes in operating assets and liabilities:
Accounts receivable	(20,061)	(15,405)
Inventories and other current assets	(11,657)	18,196
Accounts payable and accrued expenses	26,612	17,628
Other	935	(4,922)

Net Cash Provided by Operating Activities	8,939	22,224
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,515)	(1,580)

Net Cash Used by Investing Activities	(1,515)	(1,580)
FINANCING ACTIVITIES
Payments on debt, net	(15,728)	(4,450)
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	-0-	(6,762)
Debt issue costs	-0-	(3,806)

Net Cash Used by Financing Activities	(16,478)	(15,768)

(Decrease) Increase in Cash and Cash Equivalents	(9,054)	4,876
Cash and Cash Equivalents at Beginning of Period	35,075	21,976

Cash and Cash Equivalents at End of Period	$26,021	$26,852

Taxes paid	$463	$573
Interest paid	1,389	1,167

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Dollar amounts in thousands)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiaries of Park-Ohio Holdings Corp.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Three Months Ended
	March 31,
	2011	2010

Net sales:
Supply Technologies	$123,226	$94,238
Aluminum Products	39,041	36,588
Manufactured Products	79,361	60,875

	$241,628	$191,701

Income before income taxes:
Supply Technologies	$8,633	$4,484
Aluminum Products	3,314	1,936
Manufactured Products	8,546	4,933

	20,493	11,353
Corporate costs	(3,780)	(2,471)
Interest expense	(5,882)	(5,455)

	$10,831	$3,427

	March 31,	December 31,
	2011	2010

Identifiable assets were as follows:
Supply Technologies	$234,397	$217,915
Aluminum Products	68,901	66,219
Manufactured Products	201,909	188,017
General corporate	67,946	83,128

	$573,153	$555,279

NOTE C — Inventories

The components of inventory consist of the following:

	March 31,	December 31,
	2011	2010

Finished goods	$118,551	$116,202
Work in process	23,256	24,339
Raw materials and supplies	58,900	52,001

	$200,707	$192,542

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Three Months Ended
	March 31,
			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Service costs	$109	$81	$12	$9
Interest costs	596	643	228	248
Expected return on plan assets	(2,229)	(1,984)	-0-	-0-
Transition obligation	(10)	(10)	-0-	-0-
Amortization of prior service cost	11	15	(24)	(24)
Recognized net actuarial loss	-0-	82	129	107

Benefit (income) costs	$(1,523)	$(1,173)	$345	$340

During March 2009, the Company suspended indefinitely its contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE E — Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2011	2010

Net income	$9,153	$2,559
Foreign currency translation	2,621	(2,027)
Pension and post retirement benefit adjustments, net of tax	106	195

Total comprehensive income	$11,880	$727

The components of accumulated comprehensive income at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010

Foreign currency translation adjustment	$8,830	$6,209
Pension and postretirement benefit adjustments, net of tax	(3,695)	(3,801)

	$5,135	$2,408

The pension and postretirement benefit liability amounts are net of deferred taxes of $1,143 at March 31, 2011 and December 31, 2010. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2011	2010

Balance at January 1	$4,046	$2,760
Claims paid during the quarter	(127)	(246)
Additional warranties issued during the quarter	149	73

Balance at March 31	$4,068	$2,587

NOTE G — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective income tax rate in the first three months of 2011 and 2010 was 15.5% and 25.3%, respectively. The 2011 annual effective income tax rate is estimated to be approximately 17% and is lower than the 35% United States federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense due to a full valuation allowance against its U.S. net deferred tax assets and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

NOTE H — Fair Value Measurements

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

The fair value of the 8.375% Subordinated Notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $189,350 at March 31, 2011 and $187,512 at December 31, 2010.

NOTE I — Financing Arrangements

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010 and subsequently on August 31, 2010, the Credit Agreement was amended and restated to among other things, extend its maturity date to April 30, 2014 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A that is secured by real estate and machinery and equipment and an unsecured term loan B. The Credit Agreement contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At March 31, 2011, the Company had approximately $61,900 of unused borrowing capacity available under the Credit Agreement. Amounts borrowed under the revolving credit facility may be borrowed at either

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) LIBOR plus 3% to 4% or (ii) the bank’s prime lending rate plus 1%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500.

Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010

8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	81,400	90,200
Term loan A	25,200	25,900
Term loan B	3,700	8,400
Other	6,350	7,878

	300,485	316,213
Less current maturities	7,792	13,756

Total	$292,693	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased revolving credit facility up to $200,000, extends the maturity date of the borrowings under the revolving credit facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. The Company also purchased all of its outstanding 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $183,835 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $26,165 that were held by its affiliates.

NOTE J — Accounts Receivable

During the first three months of 2011 and 2010, the Company sold approximately $11,690 and $6,576, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $53 and $21, respectively, in the Consolidated Statements of Income. These losses represented implicit interest on the transactions.

NOTE K — Acquisition

On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnathermic acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar have been integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total estimated purchase price is allocated to Pillar’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Accounts receivable	$3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	990

Total purchase price	$10,306

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the first three months of 2011.

During the third quarter of 2010, the Company also completed the acquisition of the ACS business (“ACS”) of Lawson Products, Inc. and substantially all of the assets of Rome Die Casting LLC (“Rome”). The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with ACS, Rome and Pillar as if the acquisitions had occurred on January 1, 2010. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions been completed at the date indicated above.

Three Months Ended
March 31, 2010

Pro forma revenues	$212,754
Pro forma net income	$2,618

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010, condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(5,275)	$3,229	$24,703	$3,364	$26,021
Accounts receivable, net	(2,650)	116,460	32,660	-0-	146,470
Inventories	-0-	162,246	38,461	-0-	200,707
Other current assets	18,282	10,006	13,880	(17,751)	24,417
Deferred tax assets	-0-	-0-	-0-	10,496	10,496

Total Current Assets	10,357	291,941	109,704	(3,891)	408,111
Investment in subsidiaries	331,677	26,266	(26,266)	(331,677)	-0-
Inter-company advances	7,219	39,683	27,656	(74,558)	-0-
Property, Plant and Equipment, net	5,435	66,885	5,525	(7,701)	70,144
Other Assets:
Goodwill	-0-	6,908	2,763	-0-	9,671
Other	64,748	21,949	14,919	(16,389)	85,227

Total Other Assets	64,748	28,857	17,682	(16,389)	94,898

Total Assets	$419,436	$453,632	$134,301	$(434,216)	$573,153

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$2,162	$93,501	$16,490	$3,411	$115,564
Payable to affiliates	7,255	-0-	-0-	-0-	7,255
Accrued expenses	9,543	40,669	15,703	(2)	65,913
Current portion of long-term liabilities	-0-	13	2	9,955	9,970

Total Current Liabilities	18,960	134,183	32,195	13,364	198,702
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	110,300	-0-	-0-	(6,500)	103,800
Other long-term debt	-0-	4,000	-0-	1,058	5,058
Deferred tax liability	8,343	-0-	1,399	(21)	9,721
Other postretirement benefits and other long-term liabilities	23,215	3,942	707	(4,492)	23,372

Total Long-Term Liabilities	351,858	7,942	2,106	(36,120)	325,786
Inter-company advances	24,990	(1,723)	40,640	(63,907)	-0-
Shareholder’s Equity	23,628	313,230	59,360	(347,553)	48,665

Total Liabilities and Shareholder’s Equity	$419,436	$453,632	$134,301	$(434,216)	$573,153

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$203,026	$38,602	$-0-	$241,628
Cost of sales	-0-	169,465	30,228	-0-	199,693

Gross profit	-0-	33,561	8,374	-0-	41,935
Operating expenses:
Selling, general and administrative expenses	(17,493)	16,163	5,818	20,734	25,222

Operating income	17,493	17,398	2,556	(20,734)	16,713
Interest expense	6,296	108	147	(669)	5,882

Income (loss) before income taxes	11,197	17,290	2,409	(20,065)	10,831
Income taxes	1,177	-0-	501	-0-	1,678

Net income (loss)	$10,020	$17,290	$1,908	$(20,065)	$9,153

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$157,944	$33,757	$-0-	$191,701
Cost of sales	-0-	136,661	25,702	-0-	162,363

Gross profit	-0-	21,283	8,055	-0-	29,338
Operating expenses:
Selling, general and administrative expenses	(7,914)	13,529	4,540	10,301	20,456

Operating income	7,914	7,754	3,515	(10,301)	8,882
Interest expense	5,566	231	322	(664)	5,455

Income before income taxes	2,348	7,523	3,193	(9,637)	3,427
Income taxes	740	39	89	-0-	868

Net income (loss)	$1,608	$7,484	$3,104	$(9,637)	$2,559

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$14,000	$2,456	$(7,517)	$-0-	$8,939
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(14)	(1,262)	(239)	-0-	(1,515)

Net cash provided (used) in investing activities	(14)	(1,262)	(239)	-0-	(1,515)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Principal payments on revolving credit and long term debt	(14,200)	(251)	(1,277)	-0-	(15,728)

Net cash provided (used) by financing activities	(14,950)	(251)	(1,277)	-0-	(16,478)

Increase (decrease) in cash and cash equivalents	(964)	943	(9,033)	-0-	(9,054)
Cash and cash equivalents at beginning of period	(947)	2,286	33,736	-0-	35,075

Cash and cash equivalents at end of period	$(1,911)	$3,229	$24,703	$-0-	$26,021

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$16,942	$7,133	$(1,851)	$-0-	$22,224
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(26)	(7,047)	5,493	-0-	(1,580)

Net cash provided (used) in investing activities	(26)	(7,047)	5,493	-0-	(1,580)
Cash flows from financing activities:
(Payments) Proceeds on debt	(4,200)	(245)	(5)	-0-	(4,450)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(3,806)	-0-	-0-	-0-	(3,806)

Net cash provided (used) by financing activities	(15,518)	(245)	(5)	-0-	(15,768)

Increase in cash and cash equivalents	1,398	(159)	3,637	-0-	4,876
Cash and cash equivalents at beginning of period	(1,476)	1,613	21,839	-0-	21,976

Cash and cash equivalents at end of period	$(78)	$1,454	$25,476	$-0-	$26,852

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010 and the condensed consolidated statement of shareholder’s equity for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2010 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended, not presented herein; and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
May 10, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the condensed consolidated financial statements, included elsewhere herein.

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years ($1.7 million outstanding at March 31, 2011). ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome.

On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnathermic acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

On April 7, 2011, the Company completed the sale of $250 million in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased revolving credit facility up to $200 million, extends the maturity date of the borrowings under the revolving credit facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding 8.375% senior subordinated notes due 2014 in aggregate principal amount of $183.8 million that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $26.2 million that were held by its affiliates.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Three Months 2011 versus Three Months 2010

Net Sales by Segment:

	Three Months
	Ended
	March 31,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Supply Technologies	$123.2	$94.2	$29.0	31%
Aluminum Products	39.0	36.6	2.4	7%
Manufactured Products	79.4	60.9	18.5	30%

Consolidated Net Sales	$241.6	$191.7	$49.9	26%

Net sales increased $49.9 million to $241.6 million in the first three months of 2011 compared to $191.7 million in the same period in 2010 as the Company experienced volume increases in each of its segments. Supply Technologies sales increased 31% primarily due to volume increases in the heavy-duty truck, electrical, semi-conductor, power sports, HVAC, agricultural and construction equipment industries offset primarily by declines in the consumer electronics, medical and plumbing industries. In addition, there were $14.0 million of sales resulting from the acquisition of the ACS business. Aluminum Products sales increased 7% primarily from sales of $8.2 million resulting from the acquisition of the Rome business. Manufactured Products sales increased 30% primarily due to the increased business in the capital equipment, forged and machine and rubber products business units. In addition, there were $5.8 million of sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	March 31,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$199.7	$162.4	$37.3	23%

Consolidated gross profit	$41.9	$29.3	$12.6	43%

Gross margin	17.3%	15.3%

Cost of products sold increased $37.3 million to $199.7 million in the first three months of 2011 compared to $162.4 million in the same period in 2010, while gross margin increased to 17.3% in the first three months of 2011 compared to 15.3% in the same period in 2010. Gross margin increased in each business unit resulting primarily from volume increases.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months Ended
	March 31,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$25.2	$20.5	$4.7	23%
SG&A percent	10.4%	10.7%

Consolidated SG&A expenses increased 23% in the first three months of 2011 compared to the same period in 2010, representing a 3 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased in the first three months of 2011 compared to the same period in 2010 primarily due to increases in payroll and payroll related expenses.

Interest Expense:

	Three Months
	Ended
	March 31,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Interest expense	$5.9	$5.5	$ .4	7%
Average outstanding borrowings	$308.7	$331.0	$(22.3)	(7)%
Average borrowing rate	7.64%	6.64%	100 basis points

Interest expense increased $.4 million in the first three months of 2011 compared to the same period of 2010, primarily due to a higher average borrowing rate during the first three months of 2011. Average borrowings in the first three months of 2011 were lower when compared to the same period in 2010. The higher average borrowing rate in the first three months of 2011 was due primarily to increased interest rates under our revolving credit facility compared to the same period in 2010.

Income Tax:

The provision for income taxes was $1.7 million in the first three months of 2011, a 16% effective income tax rate, compared to income taxes of $.9 million provided in the corresponding period of 2010, a 25% effective income tax rate. We estimate that the effective tax rate for full-year 2011 will be approximately 17%.

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

Forward-Looking Statements

This Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; any deterioration in the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit facility, which consisted of borrowings of $110.3 million at March 31, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.3 million during the three-month period ended March 31, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2011, we recorded a favorable foreign currency translation adjustment of $2.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March 31, 2011, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At March 31, 2011, we were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,230 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

There are only six asbestos cases, involving 27 plaintiffs, that plead specified damages. In each of the six cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million for six separate causes of action and $5.0 million for the seventh cause of action.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Date: May 10, 2011

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2011

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002