Form 10-Q
period 2011-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2011-08-05
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The Exhibit Index is located on page 29.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets
Cash and cash equivalents	$51,280	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,594 at June 30, 2011 and $6,011 at December 31, 2010	147,305	126,409
Inventories	205,752	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	17,556	12,751
Other current assets	12,193	12,797

Total Current Assets	444,582	390,070
Property, Plant and Equipment	258,795	256,053
Less accumulated depreciation	189,409	184,284

	69,386	71,769
Other Assets
Goodwill	9,891	9,100
Other	89,779	84,340

	$613,638	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$116,483	$95,690
Payable to affiliates	1,688	11,879
Accrued expenses	64,905	59,200
Current portion of long-term debt	1,291	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	186,545	182,703
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Revolving credit facility	90,500	113,300
Other long-term debt	4,948	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	22,754	22,863

	377,923	335,041
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	47,100	47,850
Retained deficit	(3,986)	(12,723)
Accumulated other comprehensive income	6,056	2,408

	49,170	37,535

	$613,638	$555,279

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)

Net sales	$246,808	$198,303	$488,436	$390,004
Cost of products sold	201,628	165,005	401,321	327,368

Gross profit	45,180	33,298	87,115	62,636
Selling, general and administrative expenses	28,151	21,786	53,375	42,242

Operating income	17,029	11,512	33,740	20,394
Interest expense	14,231	6,187	20,113	11,642

Income before income taxes	2,798	5,325	13,627	8,752
Income taxes	3,212	1,379	4,890	2,247

Net income (loss)	$(414)	$3,946	$8,737	$6,505

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Deficit	Income	Total
		(Dollars in thousands)

Balance at January 1, 2011	$-0-	$47,850	$(12,723)	$2,408	$37,535
Comprehensive income:
Net income			8,737		8,737
Foreign currency translation adjustment				3,436	3,436
Pension and post retirement benefit adjustments, net of tax				212	212

Comprehensive income					12,385
Distribution of capital to shareholder		(750)			(750)

Balance at June 30, 2011	$-0-	$47,100	$(3,986)	$6,056	$49,170

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$8,737	$6,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,229	8,433
Debt extinguishment costs	7,335	-0-
Changes in operating assets and liabilities:
Accounts receivable	(20,896)	(15,235)
Inventories and other current assets	(27,602)	28,425
Accounts payable and accrued expenses	26,516	15,958
Other	(24)	(9,151)

Net Cash Provided by Operating Activities	2,295	34,935
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(4,036)	(1,999)

Net Cash Used by Investing Activities	(4,036)	(1,999)
FINANCING ACTIVITIES
Payments on term loans and other debt	(35,939)	(2,017)
(Payments on) proceeds from revolving credit facility	300	(14,400)
Issuance of 8.125% senior notes, net of deferred financing costs	244,970	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-
Bank debt issue costs	(1,080)	(3,847)
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	-0-	(6,762)

Net Cash Provided (Used) by Financing Activities	17,946	(27,776)

Increase in Cash and Cash Equivalents	16,205	5,160
Cash and Cash Equivalents at Beginning of Period	35,075	21,976

Cash and Cash Equivalents at End of Period	$51,280	$27,136

Taxes paid	$1,769	$945
Interest paid (includes $5,720 of senior subordinated notes redemption costs)	15,389	11,268

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Dollars and shares in thousands, except per share amounts)

NOTE A — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B — Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Management tm services for a broad range of high-volume, specialty production components. Total Supply Management tm manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales:
Supply Technologies	$125,522	$97,185	$248,748	$191,423
Aluminum products	33,452	37,572	72,493	74,160
Manufactured products	87,834	63,546	167,195	124,421

	$246,808	$198,303	$488,436	$390,004

Income (loss) before income taxes:
Supply Technologies	$8,419	$5,311	$17,052	$9,795
Aluminum products	1,304	2,299	4,618	4,235
Manufactured products	11,333	7,597	19,879	12,529

	21,056	15,207	41,549	26,559
Corporate costs	(4,027)	(3,695)	(7,809)	(6,165)
Interest expense	(14,231)	(6,187)	(20,113)	(11,642)

Income before income taxes	$2,798	$5,325	$13,627	$8,752

	June 30,	December 31,
	2011	2010

Identifiable assets were as follows:
Supply Technologies	$234,491	$217,915
Aluminum products	66,195	66,219
Manufactured products	202,549	188,017
General corporate	110,403	83,128

	$613,638	$555,279

NOTE C — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update (“ASU”) impacts presentation only and will have no effect on our financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Inventories

The components of inventory consist of the following:

	June 30,	December 31,
	2011	2010

Finished goods	$122,825	$116,202
Work in process	25,366	24,339
Raw materials and supplies	57,561	52,001

	$205,752	$192,542

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Service costs	$604	$81	$713	$162	$12	$9	$24	$18
Interest costs	596	643	1,192	1,286	228	248	456	496
Expected return on plan assets	(2,239)	(1,984)	(4,468)	(3,968)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(20)	(20)	-0-	-0-	-0-	-0-
Amortization of prior service cost	11	15	22	30	(24)	(24)	(48)	(48)
Recognized net actuarial loss	-0-	82	-0-	164	129	107	258	214

Benefit (income) costs	$(1,038)	$(1,173)	$(2,561)	$(2,346)	$345	$340	$690	$680

NOTE F — Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(414)	$3,946	$8,737	$6,505
Foreign currency translation	812	(3,863)	3,436	(5,890)
Pension and post retirement benefit adjustments, net of tax	107	195	212	390

Total comprehensive income	$505	$278	$12,385	$1,005

The components of accumulated comprehensive loss at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010

Foreign currency translation adjustment	$9,645	$6,209
Pension and postretirement benefit adjustments, net of tax	(3,589)	(3,801)

	$6,056	$2,408

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2011	2010

Balance at January 1	$4,046	$2,760
Claims paid during the year	(313)	(541)
Additional warranties issued during the first six months	371	907

Balance at June 30	$4,104	$3,126

NOTE H — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The reported effective tax rate for full-year 2011 including discrete items is estimated to be approximately 32% and is lower than the 35% U.S. federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense due to a full valuation allowance against its U.S. net deferred tax assets and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

The reported effective tax rate in the first six months of 2011 and 2010 was 35.9% and 25.7%, respectively. The primary reason for the variance is due to a provision for foreign income taxes of $2.1 million resulting from the retirement of our 8.375% senior subordinated notes due 2014 that were held by a foreign affiliate. The underlying effective tax rate on operations for the first six months of 2011 and 2010 was 20.6% and 25.7%, respectively. The primary reason for the variance is due to a change in the mix of income of foreign affiliates.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2010.

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

The fair value of the 8.375% Senior Subordinated Notes due 2014, approximated $187,512 at December 31, 2010. The fair value of the 8.125% Senior Notes due 2021 approximated book value at June 30, 2011. The fair value estimates are based on a third party’s bid price.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — Financing Arrangement

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010

8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	90,500	90,200
Term loan A	-0-	25,900
Term loan B	-0-	8,400
Other	6,239	7,878

	346,739	316,213
Less current maturities	1,291	13,756

Total	$345,448	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At June 30, 2011 the Company had approximately $74,388 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 in the aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 totaling $26,165 that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

NOTE K — Accounts Receivable

During the first six months of 2011 and 2010, the Company sold approximately $27,467 and $12,825, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $122 and $42, respectively in the Condensed Consolidated Statements of Operations. These losses represented implicit interest on the transactions.

NOTE L — Acquisition

On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnathermic acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar have been integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s net tangible assets and intangible assets acquired and liabilities

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Accounts receivable	$3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	990

Total purchase price	$10,306

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the first six months of 2011.

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

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Pro forma revenues	$221,571	$434,324
Pro forma net income	3,402	6,020

NOTE M — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s Notes. Each of the Guarantor Subsidiaries is “100% owned” as defined by Rule 3-10(h)(1) of Regulation S-X.

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months and six months ended June 30, 2011 and 2010, condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$(8,277)	$3,024	$50,363	$6,170	$51,280
Accounts receivable, net	(2,650)	109,704	40,251	-0-	147,305
Inventories	-0-	167,924	37,828	-0-	205,752
Other current assets	18,273	16,031	13,156	(17,711)	29,749
Deferred tax assets	-0-	-0-	-0-	10,496	10,496

Total Current Assets	7,346	296,683	141,598	(1,045)	444,582
Investment in subsidiaries	350,528	26,266	(318)	(376,476)	-0-
Inter-company advances	4,803	38,893	48,166	(91,862)	-0-
Property, Plant and Equipment, net	5,360	66,167	6,739	(8,880)	69,386
Other Assets:
Goodwill	-0-	7,071	2,820	-0-	9,891
Other	70,002	10,880	2,201	6,696	89,779

Total Other Assets	70,002	17,951	5,021	6,696	99,670

Total Assets	$438,039	$445,960	$201,206	$(471,567)	$613,638

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$3,369	$90,365	$16,179	$6,570	$116,483
Payable to affiliates	1,688	-0-	-0-	-0-	1,688
Accrued expenses	9,539	36,014	19,352	-0-	64,905
Current portion of long-term liabilities	-0-	13	0	3,456	3,469

Total Current Liabilities	14,596	126,392	35,531	10,026	186,545
Long-Term Liabilities, less current portion
8.125% Senior Notes due 2021	250,000	-0-	-0-	-0-	250,000
Revolving credit	90,500	-0-	-0-	-0-	90,500
Other long-term debt	-0-	3,890	-0-	1,058	4,948
Deferred tax liability	8,343	-0-	1,393	(15)	9,721
Other postretirement benefits and other long-term liabilities	22,930	3,619	611	(4,406)	22,754

Total Long-Term Liabilities	371,773	7,509	2,004	(3,363)	377,923
Inter-company advances	27,595	(10,742)	61,552	(78,405)	-0-
Shareholder’s (Deficit) Equity	24,075	322,801	102,119	(399,825)	49,170

Total Liabilities and Shareholder’s (Deficit) Equity	$438,039	$445,960	$201,206	$(471,567)	$613,638

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

		Combined	Combined
		Guarantor	Non-Guarantor	Reclassifications/
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(4,983)	$2,286	$33,736	$4,036	$35,075
Accounts receivable, net	(2,650)	100,754	25,141	3,164	126,409
Inventories	-0-	157,180	32,580	2,782	192,542
Other current assets	24,322	8,932	14,491	(22,197)	25,548
Deferred tax assets	-0-	-0-	-0-	10,496	10,496

Total Current Assets	16,689	269,152	105,948	(1,719)	390,070
Investment in subsidiaries	311,612	26,234	(26,234)	(311,612)	-0-
Inter-company advances	9,520	42,063	37,393	(88,976)	-0-
Property, Plant and Equipment, net	5,505	68,036	5,482	(7,254)	71,769
Other Assets:
Goodwill	-0-	5,918	2,597	585	9,100
Other	63,684	16,094	14,466	(9,904)	84,340

Total Other Assets	63,684	22,012	17,063	(9,319)	93,440

Total Assets	$407,010	$427,497	$139,652	$(418,880)	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$3,371	$70,191	$16,856	$5,272	$95,690
Payable to affiliates	11,879	-0-	-0-	-0-	11,879
Accrued expenses	3,496	37,347	16,240	2,117	59,200
Current portion of long-term liabilities	-0-	50	1,229	14,655	15,934

Total Current Liabilities	18,746	107,588	34,325	22,044	182,703
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	124,500	-0-	-0-	(11,200)	113,300
Other long-term debt	-0-	4,000	-0-	1,322	5,322
Deferred tax liability	8,343	-0-	1,378	-0-	9,721
Other postretirement benefits and other long-term liabilities	23,195	4,213	216	(4,761)	22,863

Total Long-Term Liabilities	366,038	8,213	1,594	(40,804)	335,041
Inter-company advances	6,646	22,689	49,908	(79,243)	-0-
Shareholder’s Equity	15,580	289,007	53,825	(320,877)	37,535

Total Liabilities and Shareholder’s Equity	$407,010	$427,497	$139,652	$(418,880)	$555,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$404,846	$83,590	$-0-	$488,436
Cost of sales	-0-	337,257	64,064	-0-	401,321

Gross profit	-0-	67,589	19,526	-0-	87,115
Selling, general and administrative expenses	(33,305)	34,444	369	51,867	53,375

Operating income	33,305	33,145	19,157	(51,867)	33,740
Interest expense	20,357	(282)	294	(256)	20,113

Income (loss) before income taxes	12,948	33,427	18,863	(51,611)	13,627
Income taxes	2,587	-0-	2,303	-0-	4,890

Net income (loss)	$10,361	$33,427	$16,560	$(51,611)	$8,737

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$320,925	$69,079	$-0-	$390,004
Cost of sales	-0-	275,138	52,230	-0-	327,368

Gross profit	-0-	45,787	16,849	-0-	62,636
Selling, general and administrative expenses	(18,623)	28,397	8,388	24,080	42,242

Operating income	18,623	17,390	8,461	(24,080)	20,394
Interest expense	12,170	324	458	(1,310)	11,642

Income before income taxes	6,453	17,066	8,003	(22,770)	8,752
Income taxes	820	39	1,388	-0-	2,247

Net income	$5,633	$17,027	$6,615	$(22,770)	$6,505

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$201,820	$44,988	$-0-	$246,808
Cost of sales	-0-	167,792	33,836	-0-	201,628

Gross profit	-0-	34,028	11,152	-0-	45,180
Selling, general and administrative expenses	(15,812)	18,281	(5,449)	31,131	28,151

Operating income	15,812	15,747	16,601	(31,131)	17,029
Interest expense	14,061	(390)	147	413	14,231

Income (loss) before income taxes	1,751	16,137	16,454	(31,544)	2,798
Income taxes	1,410	-0-	1,802	-0-	3,212

Net income (loss)	$341	$16,137	$14,652	$(31,544)	$(414)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$-0-	$162,981	$35,322	$-0-	$198,303
Cost of sales	-0-	138,477	26,528	-0-	165,005

Gross profit	-0-	24,504	8,794	-0-	33,298
Selling, general and administrative expenses	(10,709)	14,868	3,848	13,779	21,786

Operating income	10,709	9,636	4,946	(13,779)	11,512
Interest expense	6,604	93	136	(646)	6,187

Income before income taxes	4,105	9,543	4,810	(13,133)	5,325
Income taxes	80	-0-	1,299	-0-	1,379

Net income	$4,025	$9,543	$3,511	$(13,133)	$3,946

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$(20,723)	$3,327	$19,691	$-0-	$2,295
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(22)	(2,229)	(1,785)	-0-	(4,036)

Net cash (used) in investing activities	(22)	(2,229)	(1,785)	-0-	(4,036)
Cash flows from financing activities:
Bank debt issue cost	(1,080)	-0-	-0-	-0-	(1,080)
Issuance of 8,125% senior notes net of deferred financing costs	244,970	-0-	-0-	-0-	244,970
Redemption of 8,375% senior subordinated notes due 2014	(189,555)	-0-	-0-	-0-	(189,555)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Proceeds from revolving credit facility	300	-0-	-0-	-0-	300
(Payments) on term loans and other debt	(34,300)	(360)	(1,279)	-0-	(35,939)

Net cash provided (used) by financing activities	19,585	(360)	(1,279)	-0-	17,946

Increase (decrease) in cash and cash equivalents	(1,160)	738	16,627	-0-	16,205
Cash and cash equivalents at beginning of period	(947)	2,286	33,736	-0-	35,075

Cash and cash equivalents at end of period	$(2,107)	$3,024	$50,363	$-0-	$51,280

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided (used) by operations	$26,930	$7,709	$296	$-0-	$34,935
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(25)	(7,510)	5,536	-0-	(1,999)

Net cash provided (used) in investing activities	(25)	(7,510)	5,536	-0-	(1,999)
Cash flows from financing activities:
Payments on term loans and other debt	(1,800)	(381)	164	-0-	(2,017)
(Payments on) revolving credit facility	(14,400)	-0-	-0-	-0-	(14,400)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(3,847)	-0-	-0-	-0-	(3,847)

Net cash provided (used) by financing activities	(27,559)	(381)	164	-0-	(27,776)

(Decrease) increase in cash and cash equivalents	(654)	(182)	5,996	-0-	5,160
Cash and cash equivalents at beginning of period	(1,476)	1,613	21,839	-0-	21,976

Cash and cash equivalents at end of period	$(2,130)	$1,431	$27,835	$-0-	$27,136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder
Park-Ohio Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statement of shareholder’s equity for the six-month period ended June 30, 2011 and cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented herein; and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

Cleveland, Ohio
August 5, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Executive Overview

We are an industrial Total Supply Managementtm and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Managementtm, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Managementtm includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements, included elsewhere herein.

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years ($1.4 million outstanding at June 30, 2011). ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America.

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome.

On December 31, 2010, the Company, through its subsidiary Ajax Tocco Magnathermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

On April 7, 2011, the Company completed the sale of $250 million in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

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

Results of Operations

Six Months 2011 versus Six Months 2010

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Supply Technologies	$248.7	$191.4	$57.3	30%
Aluminum Products	72.5	74.2	(1.7)	(2)%
Manufactured Products	167.2	124.4	42.8	34%

Consolidated Net Sales	$488.4	$390.0	$98.4	25%

Net sales increased $98.4 million to $488.4 million in the first six months of 2011 compared to $390.0 million in the same period in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 30% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, agricultural and construction equipment industries offset primarily by declines in the instruments, consumer electronics, medical and plumbing industries. In addition, there were $25.7 million of incremental sales resulting from the acquisition of the ACS business. Aluminum Products sales decreased 2%, resulting primarily from the completion of certain automotive supply contracts offset by sales of $9.5 million resulting from the acquisition of the Rome business. Manufactured Products sales increased 34% primarily due to increased business in the capital equipment, forged and machined products and rubber products business units. In addition, there were $7.5 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$401.3	$327.4	$73.9	23%

Consolidated gross profit	$87.1	$62.6	$24.5	39%

Gross Margin	17.8%	16.1%

Cost of products sold increased $73.9 million in the first six months of 2011 to $401.3 million compared to $327.4 million in the same period in 2010, while gross margin increased to 17.8% in the first six months of 2011 from 16.1% in the same period in 2010.

Supply Technologies and Manufactured Products gross margin increased due to volume increases. Gross margin in the Aluminum Products segment remained level primarily from reduced sales volume.

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$53.4	$42.2	$11.2	27%
SG&A percent	10.9%	10.8%

Consolidated SG&A expenses increased 27% in the first six months of 2011 compared to the same period in 2010, representing a 10 basis point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first six months of 2011 compared to the same period in 2010 primarily due to increases in payroll related expenses and to $3.9 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Interest expense	$20.1	$11.6	$8.5	73%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$1.7	$1.2
Average outstanding borrowings	$325.8	$328.3	$(2.5)	(1)%
Average borrowing rate	6.81%	6.33%	48 basis points

Interest expense increased $8.5 million in the first six months of 2011 compared to the same period of 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the 8.375% senior subordinated notes due 2014 and to increases in amortization of deferred financing costs and bank service charges. Excluding these costs, interest increased due primarily to a higher average borrowing rate during the first six months of 2011 partially offset by lower average outstanding borrowings. Average borrowings in the first six months of 2011 were lower when compared to the same period in 2010. The higher average borrowing rate in the first six months of 2011 was due primarily to the interest rate mix of our revolving credit facility and the Seniors Notes when compared to the mix in the same period in 2010.

Income Tax:

The provision for income taxes was $4.9 million in the first half of 2011 and the reported effective tax rate for the first six months was 36% and the underlying effective tax rate on operations was 21%, compared to a provision for income taxes of $2.2 million and reported effective tax rate and underlying effective tax rate on operations of 26% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the first six months of 2011 was primarily due to the tax impact resulting from the retirement of our senior subordinated notes due 2014 that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 32%.

Second Quarter 2011 versus Second Quarter 2010

Net Sales by Segment:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Supply Technologies	$125.5	$97.2	$28.3	29%
Aluminum Products	33.5	37.6	(4.1)	(11)%
Manufactured Products	87.8	63.5	24.3	38%

Consolidated Net Sales	$246.8	$198.3	$48.5	24%

Consolidated net sales increased $48.5 million in the second quarter of 2011 to $246.8 compared to $198.3 million in the same quarter of 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 29% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, power sports, HVAC, agricultural and construction equipment industries offset by declines in the consumer electronics, semi-conductor, instruments, medical and plumbing industries. In addition there were $11.7 of incremental sales resulting from the acquisition of the ACS business. Aluminum Products sales decreased 11% resulting primarily from the completion of certain automotive contracts offset by sales of $1.4 million resulting from the acquisition of Rome. Manufactured Products sales increased 38% primarily due to increased business in the capital equipment and forged and machined products business units offset by a decline in the rubber products business unit. In addition, there were $1.8 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated cost of products sold	$201.6	$165.0	$36.6	22%

Consolidated gross profit	$45.2	$33.3	$11.9	36%

Gross Margin	18.3%	16.8%

Cost of products sold increased $36.6 million to $201.6 million in the second quarter of 2011 compared to $165.0 million for the same quarter of 2010, while gross margin increased to 18.3% in the second quarter of 2011 from 16.8% in the same quarter of 2010.

Supply Technologies and Manufactured Products gross margin increased due to volume increases. Gross margin in the Aluminum Products segment decreased primarily from a lower sales volume.

SG&A Expenses:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Consolidated SG&A expenses	$28.2	$21.8	$6.4	29%
SG&A percent	11.4%	11.0%

Consolidated SG&A expenses increased 29% in the second quarter of 2011 compared to the same quarter in 2010, representing an increase in SG&A expenses as a percent of sales of 40 basis points from 11.0% to 11.4%. SG&A expenses increased in the second quarter of 2011 compared to the same quarter in 2010 on a percentage basis primarily due to increases in payroll and payroll related expenses, travel expenses associated with the sale of the 8.125% Senior Notes and to $1.7 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Three Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)

Interest expense	$14.2	$6.2	$8.0	129%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$.9	$.6
Average outstanding borrowings	$336.7	$325.9	$10.8	3%
Average borrowing rate	7.12%	6.87%	25 basis points

Interest expense increased $8.0 million in the second quarter of 2011 compared to the same period of 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the 8.375% senior subordinated notes due 2014 and to increases in amortization of deferred financing costs and bank service charges. Excluding these costs, interest increased due primarily to higher average outstanding borrowings and a higher average borrowing rate. The higher average borrowing rate was due primarily to the interest rate mix of our revolving credit facility and the Senior Notes when compared to the mix in the same period in 2010.

Income Tax:

The provision for income taxes was $3.2 million in the second quarter of 2011 and the reported effective tax rate was 115% and the underlying effective tax rate on operations was 40%, compared to a provision for income taxes of $1.4 million and a reported effective tax rate and underlying effective tax rate on operations of 26% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the second quarter of 2011 was primarily due to the tax impact resulting from the retirement of our senior subordinated notes due 2014 that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 32%.

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

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit agreement, which consisted of borrowings of $90.5 million at June 30, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.5 million during the six-month period ended June 30, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2011, we recorded a favorable foreign currency translation adjustment of $3.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At June 30, 2011, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2011, we were a co-defendant in approximately 300 cases asserting claims on behalf of approximately 1,240 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages.

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

Item 6.	Exhibits

The following exhibits are included herein:

4.1		Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc., the guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio-Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Fifth Supplemental Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc. the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3		Fourth Amended and Restated Credit Agreement; dated April 7, 2011, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein) JP Morgan Chase Bank, N.A., as administrative agent, JP Morgan Chase Bank, N.A.,Toronto Branch, as Canadian agent, and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager. (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1		Registration Rights Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are a party thereto. (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2		Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ Jeffrey L. Rutherford
Name:     Jeffrey L. Rutherford

Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2011

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit

4.1		Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc., the guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio-Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.2		Fifth Supplemental Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc. the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
4.3		Fourth Amended and Restated Credit Agreement; dated April 7, 2011, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein) JP Morgan Chase Bank, N.A., as administrative agent, JP Morgan Chase Bank, N.A.,Toronto Branch, as Canadian agent, and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager. (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.1		Registration Rights Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are a party thereto. (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
10.2		Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)
31.1		Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document