Form 10-Q
period 2011-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2011-11-14
CIK 1068148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2011, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 30.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$63,632	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,885 at September 30, 2011 and $6,011 at December 31, 2010	144,664	126,409
Inventories	208,592	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	18,557	12,751
Other current assets	13,867	12,797

Total Current Assets	459,808	390,070
Property, Plant and Equipment	260,005	256,053
Less accumulated depreciation	194,403	184,284

	65,602	71,769
Other Assets
Goodwill	9,573	9,100
Other	90,055	84,340

	$625,038	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$115,479	$95,690
Payable to affiliates	1,691	11,879
Accrued expenses	76,912	59,200
Current portion of long-term debt	1,289	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	197,549	182,703
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Credit facility	91,200	113,300
Other long-term debt	4,836	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	22,138	22,863

	377,895	335,041
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	47,100	47,850
Retained deficit	(508)	(12,723)
Accumulated other comprehensive income	3,002	2,408

	49,594	37,535

	$625,038	$555,279

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net sales	$243,544	$202,986	$731,980	$592,990
Cost of products sold	201,670	168,006	602,942	495,374

Gross profit	41,874	34,980	129,038	97,616
Selling, general and administrative expenses	25,642	21,727	79,065	63,969
Restructuring and asset impairment charges	5,359	3,539	5,359	3,539

Operating income	10,873	9,714	44,614	30,108
Gain on acquisition of business	-0-	(2,210)	-0-	(2,210)
Interest expense	6,218	6,488	26,331	18,130

Income before income taxes	4,655	5,436	18,283	14,188
Income taxes	1,178	(1,152)	6,068	1,095

Net income	$3,477	$6,588	$12,215	$13,093

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at January 1, 2011	$-0-	$47,850	$(12,723)	$2,408	$37,535
Comprehensive income:
Net income			12,215		12,215
Foreign currency translation adjustment				245	245
Pension and post retirement benefit adjustments, net of tax				349	349

Comprehensive income					12,809
Distribution of capital to shareholder		(750)			(750)

Balance at September 30, 2011	$-0-	$47,100	$(508)	$3,002	$49,594

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$12,215	$13,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,833	12,099
Gain on acquisition of business	-0-	(2,210)
Restructuring and asset impairment charge	5,359	3,539
Debt extinguishment costs	7,335	-0-
Changes in operating assets and liabilities:
Accounts receivable	(18,255)	(21,403)
Inventories and other current assets	(22,926)	29,107
Accounts payable and accrued expenses	37,501	35,552
Other	(14,722)	(11,240)

Net Cash Provided by Operating Activities	18,340	58,537
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(8,316)	(3,516)
Acquisitions	-0-	(16,000)

Net Cash Used by Investing Activities	(8,316)	(19,516)
FINANCING ACTIVITIES
Payments on term loans and other debt	(36,052)	-0-
(Payments on) proceeds from revolving credit facility	1,000	(13,800)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	244,970	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-
Bank debt issue costs	(1,080)	(4,141)
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	-0-	(6,762)

Net Cash Provided (Used) by Financing Activities	18,533	(25,453)

Increase in Cash and Cash Equivalents	28,557	13,568
Cash and Cash Equivalents at Beginning of Period	35,075	21,976

Cash and Cash Equivalents at End of Period	$63,632	$35,544

Taxes paid	$2,466	$1,241
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011)	10,449	13,169

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Dollars in thousands)

NOTE A — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Supply Technologies	$124,835	$103,885	$373,583	$295,308
Aluminum products	30,259	35,554	102,752	109,714
Manufactured products	88,450	63,547	255,645	187,968

	$243,544	$202,986	$731,980	$592,990

Income before income taxes:
Supply Technologies	$8,545	$6,428	$25,597	$16,223
Aluminum products	58	1,913	4,676	6,148
Manufactured products	11,838	8,258	31,717	20,787

	20,441	16,599	61,990	43,158
Corporate expenses	(4,209)	(3,346)	(12,017)	(9,511)
Gain on acquisition of business	-0-	2,210	-0-	2,210
Asset impairment charge	(5,359)	(3,539)	(5,359)	(3,539)
Interest expense (includes $7,335 of debt extinguishment costs in 2011)	(6,218)	(6,488)	(26,331)	(18,130)

Income before income taxes	$4,655	$5,436	$18,283	$14,188

Identifiable assets were as follows:

	September 30, 2011	December 31, 2010
Supply Technologies	$237,515	$217,915
Aluminum products	69,368	66,219
Manufactured products	206,344	188,017
General corporate	111,811	83,128

	$625,038	$555,279

For the nine months ended September 30, 2011, sales of the Manufactured Products segment consisted of capital equipment (75%), forged and machined products (18%) and rubber products (7%). Engineered specialty products sales represent approximately 13% of the Supply Technologies segment sales for the nine months ended September 30, 2011.

NOTE C — Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment will be effective for the Company in 2012, with early adoption permitted. The adoption of this amendment will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update impacts presentation only and will have no effect on our financial position, results of operations or cash flows.

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

NOTE D — Inventories

The components of inventory consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$124,820	$116,202
Work in process	24,584	24,339
Raw materials and supplies	59,188	52,001

	$208,592	$192,542

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$604	$81	$1,317	$243	$12	$9	$36	$27
Interest costs	596	643	1,787	1,929	228	248	683	744
Expected return on plan assets	(2,239)	(1,984)	(6,707)	(5,952)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(30)	(30)	-0-	-0-	-0-	-0-
Amortization of prior service cost	11	15	33	45	(24)	(24)	(72)	(72)
Recognized net actuarial loss	-0-	82	-0-	246	129	107	388	321

Benefit (income) costs	$(1,038)	$(1,173)	$(3,600)	$(3,519)	$345	$340	$1,035	$1,020

NOTE F — Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,477	$6,588	$12,215	$13,093
Foreign currency translation	(3,191)	5,115	245	(775)
Pension and post retirement benefit adjustments, net of tax	137	447	349	837

Total comprehensive income	$423	$12,150	$12,809	$13,155

The components of accumulated comprehensive income at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$6,454	$6,209
Pension and postretirement benefit adjustments, net of tax	(3,452)	(3,801)

	$3,002	$2,408

NOTE G — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2011	2010
Balance at January 1	$4,046	$2,760
Claims paid during the year	(3,260)	(789)
Additional warranties issued during the first six months	3,265	1,416

Balance at September 30	$4,051	$3,387

NOTE H — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate and, if the estimated income tax rate changes, a cumulative adjustment is made.

The reported effective tax rate for full-year 2011, including discrete items, is estimated to be approximately 31% and is lower than the 35% U.S. federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense due to a full valuation allowance against its U.S. net deferred tax assets and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

The reported effective tax rate in the first nine months of 2011 and 2010 was 33.2% and 7.8%, respectively. The primary reason for the variance is due to a provision for foreign income taxes of $2,100 resulting from the retirement of our 8.375% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”) that were held by a foreign affiliate. The underlying effective tax rate on operations for the first nine months of 2011 and 2010 was 21.8% and 7.8%, respectively. The primary reason for the variance is due to a change in the mix of income of foreign affiliates.

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

The fair value of the Senior Subordinated Notes approximated $187,512 at December 31, 2010. The fair value of the 8.125% Senior Notes due 2021 (the “Notes”) approximated $237,500 at September 30, 2011. The fair value estimates are based on a third party’s bid price.

NOTE J — Financing Arrangements

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	91,200	90,200
Term loan A	-0-	25,900
Term loan B	-0-	8,400
Other	6,125	7,878

	347,325	316,213
Less current maturities	1,289	13,756

Total	$346,036	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of the Notes. The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At September 30, 2011, the Company had approximately $74,011 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 in the aggregate principal amount of Senior Subordinated Notes that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes totaling $26,165 in aggregate principal amount that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes, wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

NOTE K — Accounts Receivable

During the first nine months of 2011 and 2010, the Company sold approximately $43,087 and $24,637, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $190 and $102, respectively, in the Condensed Consolidated Statements of Income. These losses represented implicit interest on the transactions.

NOTE L — Acquisition

On December 31, 2010, the Company, through its subsidiary Ajax Tocco Magnathermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

The assets of Pillar have been integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 31, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

Accounts receivable	$ 3,164
Inventories	2,782
Prepaid expenses and other current assets	178
Property, plant and equipment	447
Customer relationships	3,480
Technological know how	1,890
Trade name and other intangible assets	710
Accounts payable	(1,202)
Accrued expenses	(2,133)
Goodwill	990

Total purchase price	$10,306

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the first nine months of 2011.

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Pro forma revenues	$223,397	$657,721
Pro forma net income	7,294	13,314

NOTE M — Restructuring and Asset Impairment Charges

As a result of incurred losses in the third quarter of 2011, projected losses for fiscal year 2011 and planned restructuring, the Company evaluated the long-lived assets of its rubber products business unit for impairment. Based on management’s analysis, certain long-lived assets were deemed abandoned and were written down to their scrap or liquidation value and the Company recorded a charge of $5,359.

During the third quarter of 2010, the Company reviewed one of its investments, determined there was diminution in value and, therefore, recorded an asset impairment charge of $3,539.

NOTE O — Commitments and Contingencies

We are subject to various pending and threatened legal proceedings arising in the ordinary course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our financial condition. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

Our subsidiaries are involved in a number of contractual and warranty related disputes. At this time, we cannot reasonably determine the probability of a loss, and the timing and amount of loss, if any, cannot be reasonably estimated. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

NOTE P — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (collectively the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium and interest with respect to the Notes. Each of the Guarantor Subsidiaries is “100% owned,” as defined by Rule 3-10(h)(1) of Regulation S-X.

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months and nine months ended September 30, 2011 and 2010, condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Certain comparative amounts in the accompanying supplemental condensed consolidated financial statements as of December 31, 2010 and for the three-month and nine-month periods ended September 30, 2010 have been reclassified to conform to the current year presentation and to properly present the Parent’s investment and earnings in subsidiaries. These classification adjustments did not affect the Company’s previously reported interim or annual consolidated balance sheets, consolidated statements of income, consolidated statements of stockholder’s equity or consolidated statements of cash flows.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$629	$-0-	$63,003	$-0-	$63,632
Accounts receivable, net	-0-	110,029	34,635	-0-	144,664
Inventories	-0-	171,629	36,963	-0-	208,592
Other current assets	542	23,741	8,141	-0-	32,424
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(5,259)	321,858	143,209	-0-	459,808
Investment in subsidiaries	331,986	101,722	-0-	(433,708)	-0-
Inter-company advances	51,583	-0-	47,884	(99,467)	-0-
Property, Plant and Equipment, net	5,352	55,351	4,899	-0-	65,602
Other Assets:
Goodwill	-0-	6,908	2,665	-0-	9,573
Other	70,837	17,528	1,690	-0-	90,055

Total Assets	$454,499	$503,367	$200,347	$(533,175)	$625,038

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$11,184	$87,127	$17,168	$-0-	$115,479
Payable to affiliates	1,691	-0-	-0-	-0-	1,691
Accrued expenses	15,659	43,125	18,128	-0-	76,912
Current portion of long-term liabilities	2,178	1,289	-0-	-0-	3,467

Total Current Liabilities	30,712	131,541	35,296	-0-	197,549
Long-Term Liabilities, less current portion
8.125% Senior Notes due 2021	250,000	-0-	-0-	-0-	250,000
Revolving credit	91,200	-0-	-0-	-0-	91,200
Other long-term debt	-0-	4,836	-0-	-0-	4,836
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	20,437	970	731	-0-	22,138

Total Long-Term Liabilities	372,904	4,568	423	-0-	377,895
Inter-company advances	1,289	35,272	62,906	(99,467)	-0-
Shareholder’s (Deficit) Equity	49,594	331,986	101,722	(433,708)	49,594

Total Liabilities and Shareholder’s (Deficit) Equity	$454,499	$503,367	$200,347	$(533,175)	$625,038

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,339	$-0-	$33,736	$-0-	$35,075
Accounts receivable, net	-0-	101,268	25,141	-0-	126,409
Inventories	-0-	159,962	32,580	-0-	192,542
Other current assets	1,947	9,110	14,491	-0-	25,548
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(3,144)	286,799	106,415	-0-	390,070
Investment in subsidiaries	289,007	80,059	-0-	(369,066)	-0-
Inter-company advances	80,416	-0-	36,926	(117,342)	-0-
Property, Plant and Equipment, net	5,505	60,782	5,482	-0-	71,769
Other Assets:
Goodwill	-0-	6,503	2,597	-0-	9,100
Other	63,536	19,974	14,466	(13,636)	84,340

Total Assets	$435,320	$454,117	$165,886	$(500,044)	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$9,726	$69,108	$16,856	$-0-	$95,690
Payable to affiliates	11,879	-0-	-0-	-0-	11,879
Accrued expenses	3,496	39,464	16,240	-0-	59,200
Current portion of long-term liabilities	13,378	1,327	1,229	-0-	15,934

Total Current Liabilities	38,479	109,899	34,325	-0-	182,703
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	113,300	-0-	-0-	-0-	113,300
Other long-term debt	-0-	5,322	-0-	-0-	5,322
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	21,017	1,630	216	-0-	22,863

Total Long-Term Liabilities	355,584	5,714	(92)	(26,165)	335,041
Inter-company advances	16,251	49,497	51,594	(117,342)	-0-
Shareholder’s Equity	25,006	289,007	80,059	(356,537)	37,535

Total Liabilities and Shareholder’s Equity	$435,320	$454,117	$165,886	$(500,044)	$555,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$602,732	$129,248	$-0-	$731,980
Cost of sales	-0-	503,343	99,599	-0-	602,942

Gross profit	-0-	99,389	29,649	-0-	129,038
Selling, general and administrative expenses	8,618	51,196	19,251	-0-	79,065
Restructuring and asset impairment charges	-0-	5,148	211	-0-	5,359
Income (loss) from subsidiaries	47,030	14,671	-0-	(61,701)	-0-

Operating income	38,412	57,716	10,187	(61,701)	44,614
Gain on bond redemption	-0-	-0-	(12,656)	12,656	-0-
Interest expense	26,197	(245)	379	-0-	26,331

Income (loss) before income taxes	12,215	57,961	22,464	(74,357)	18,283
Income taxes	-0-	375	7,793	(2,100)	6,068

Net income (loss)	$12,215	$57,586	$14,671	$(72,257)	$12,215

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$491,400	$101,590	$-0-	$592,990
Cost of sales	-0-	418,302	77,072	-0-	495,374

Gross profit	-0-	73,098	24,518	-0-	97,616
Selling, general and administrative expenses	9,083	41,148	13,738	-0-	63,969
Income (loss) from subsidiaries	39,010	7,950	-0-	(46,960)	-0-
Asset impairment charge	-0-	3,539	-0-	-0-	3,539

Operating income	29,927	36,361	10,780	(46,960)	30,108
Gain on acquisition of business	-0-	(2,210)	-0-	-0-	(2,210)
Interest expense	16,834	555	741	-0-	18,130

Income before income taxes	13,093	38,016	10,039	(46,960)	14,188
Income taxes	-0-	(994)	2,089	-0-	1,095

Net income	$13,093	$39,010	$7,950	$(46,960)	$13,093

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$197,886	$45,658	$-0-	$243,544
Cost of sales	-0-	166,135	35,535	-0-	201,670

Gross profit	-0-	31,751	10,123	-0-	41,874
Selling, general and administrative expenses	2,752	16,752	6,138	-0-	25,642
Restructuring and asset impairment charges	-0-	5,148	211	-0-	5,359
Income (loss) from subsidiaries	12,325	2,636	-0-	(14,961)	-0-

Operating income	9,573	12,487	3,774	(14,961)	10,873
Interest expense	6,096	37	85	-0-	6,218

Income (loss) before income taxes	3,477	12,450	3,689	(14,961)	4,655
Income taxes	-0-	125	1,053	-0-	1,178

Net income (loss)	$3,477	$12,325	$2,636	$(14,961)	$3,477

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$170,475	$32,511	$-0-	$202,986
Cost of sales	-0-	143,164	24,842	-0-	168,006

Gross profit	-0-	27,311	7,669	-0-	34,980
Selling, general and administrative expenses	3,626	12,751	5,350	-0-	21,727
Income (loss) from subsidiaries	16,188	1,954	-0-	(18,142)	-0-
Asset impairment charge	-0-	3,539	-0-	-0-	3,539

Operating income	12,562	12,975	2,319	(18,142)	9,714
Gain on acquisition of business	-0-	(2,210)	-0-	-0-	(2,210)
Interest expense	5,974	231	283	-0-	6,488

Income before income taxes	6,588	14,954	2,036	(18,142)	5,436
Income taxes	-0-	(1,234)	82	-0-	(1,152)

Net income	$6,588	$16,188	$1,954	$(18,142)	$6,588

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided (used) by operations	$(20,646)	$36,753	$(592)	2,825	$18,340
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(99)	(7,883)	(334)	-0-	(8,316)
Proceeds from bond redemption	-0-	-0-	26,165	(26,165)	-0-

Net cash (used) provided in investing activities	(99)	(7,883)	25,831	(26,165)	(8,316)
Cash flows from financing activities:
Bank debt issue cost	(1,080)	-0-	-0-	-0-	(1,080)
Intercompany account change	26,400	(28,832)	5,257	(2,825)	-0-
Issuance of 8.125% senior notes net of deferred financing costs	244,970	-0-	-0-	-0-	244,970
Redemption of 8.375% senior subordinated notes due 2014	(215,720)	-0-	-0-	26,165	(189,555)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Proceeds from revolving credit facility	1,000	-0-	-0-	-0-	1,000
(Payments) on term loans and other debt	(34,785)	(38)	(1,229)	-0-	(36,052)

Net cash provided (used) by financing activities	20,035	(28,870)	4,028	23,340	18,533

Increase (decrease) in cash and cash equivalents	(710)	-0-	29,267	-0-	28,557
Cash and cash equivalents at beginning of period	1,339	-0-	33,736	-0-	35,075

Cash and cash equivalents at end of period	$629	-0-	$63,003	$-0-	$63,632

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided (used) by operations	$113	$50,740	$9,766	$(2,082)	$58,537
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(23)	(8,164)	4,671	-0-	(3,516)
Acquisitions	-0-	(16,000)	-0-	-0-	(16,000)

Net cash provided (used) in investing activities	(23)	(24,164)	4,671	-0-	(19,516)
Cash flows from financing activities:
Intercompany account change	25,226	(26,576)	(732)	2,082	-0-
(Payments on) revolving credit facility	(13,800)	-0-	-0-	-0-	(13,800)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(4,141)	-0-	-0-	-0-	(4,141)

Net cash provided (used) by financing activities	(227)	(26,576)	(732)	2,082	(25,453)

(Decrease) increase in cash and cash equivalents	(137)	-0-	13,705	-0-	13,568
Cash and cash equivalents at beginning of period	137	-0-	21,839	-0-	21,976

Cash and cash equivalents at end of period	$-0-	$-0-	$35,544	$-0-	$35,544

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholder

Park-Ohio Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Park-Ohio Industries, Inc. and subsidiaries as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of shareholder’s equity for the nine-month period ended September 30, 2011 and cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

November 14, 2011

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

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business (“ACS”) of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years ($1.2 million outstanding at September 30, 2011). ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America.

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

On April 7, 2011, the Company completed the sale of $250 million in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by

$50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”) that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

During the third quarter of 2011, the Company recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2010, contained in our 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Nine Months 2011 versus Nine Months 2010

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Supply Technologies	$373.6	$295.3	$78.3	27%
Aluminum Products	102.8	109.7	(6.9)	(6)%
Manufactured Products	255.6	188.0	67.6	36%

Consolidated Net Sales	$732.0	$593.0	$139.0	23%

Net sales increased $139.0 million to $732.0 million in the first nine months of 2011 compared to $593.0 million in the same period in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 27% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, furniture, agricultural and construction equipment industries, offset primarily by declines in the instruments, medical and semi-conducto industries. In addition, there were $31.6 million of incremental sales resulting from the acquisition of ACS. Aluminum Products sales decreased 6%, resulting primarily from the completion of certain automotive supply contracts offset by sales of $9.5 million resulting from the acquisition of Rome. Manufactured Products sales increased 36% primarily due to increased business in the capital equipment, forged and machined products and rubber products business units. In addition, there were $11.4 million of incremental sales resulting from the acquisition of Pillar. Approximately $10.4 million of the increases in consolidated net sales was due to price increases of which $5.3 million relates to the Supply Technologies segment and $5.1 million relates to the Aluminum Products segment.

Cost of Products Sold & Gross Profit:

	Nine Months
	Ended
	September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated cost of products sold	$602.9	$495.4	$107.5	22%

Consolidated gross profit	$129.0	$97.6	$31.4	32%

Gross Margin	17.6%	16.5%

Cost of products sold increased $107.5 million in the first nine months of 2011 to $602.9 million compared to $495.4 million in the same period in 2010, while gross margin increased to 17.6% in the first nine months of 2011 from 16.5% in the same period in 2010. The increase in cost of products sold was due primarily to higher sales levels and higher commodity prices (which we expect to remain at this level through the end of the year) offset by higher production levels, which contributed to improved absorption of fixed costs in the Manufactured Products segment.

Supply Technologies and Manufactured Products gross margin increased due primarily to sales volume increases and product mix. Gross margin in the Aluminum Products segment remained level primarily because of reduced sales volume and mix of products sold.

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated SG&A expenses	$79.1	$64.0	$15.1	24%
SG&A percent	10.8%	10.8%

Consolidated SG&A expenses increased 24% in the first nine months of 2011 compared to the same period in 2010. SG&A expenses increased in the first nine months of 2011 compared to the same period in 2010 primarily due to increases in payroll and payroll related expenses of $8.8 million and to $5.1 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Nine Months
	Ended
	September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Interest expense	$26.3	$18.1	$8.2	45%
Debt extinguishment costs included in interest expense	$7.3	—	7.3	NM
Amortization of deferred financing costs and bank service charges	$1.8	$1.9	(.1)	(5)%
Average outstanding borrowings	$332.6	$324.2	$8.4	3%
Average borrowing rate	6.90%	6.67%	23 basis points

Interest expense increased $8.2 million in the first nine months of 2011 compared to the same period of 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender offer and subsequent redemption and write off of deferred financing costs associated with the Senior Subordinated Notes. Excluding these costs, interest increased due primarily to a higher average borrowing rate during the first nine months of 2011 and by higher average outstanding borrowings. The higher average borrowing rate in the first nine months of 2011 was due primarily to the interest rate mix of our revolving credit facility and the Notes when compared to the mix in the same period in 2010.

Income Tax:

The provision for income taxes was $6.1 million in the first nine months of 2011 and the reported effective tax rate for that period was 33% and the underlying effective tax rate on operations was 22%, compared to a provision for income taxes of $1.1 million and reported effective tax rate and underlying effective tax rate on operations of 8% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the first nine months of 2011 was primarily due to the tax impact resulting from the retirement of the Senior Subordinated Notes that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 31%.

Third Quarter 2011 versus Third Quarter 2010

Net Sales by Segment:

	Three Months Ended September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Supply Technologies	$124.8	$103.9	$20.9	20%
Aluminum Products	30.2	35.6	(5.4)	(15)%
Manufactured Products	88.5	63.5	25.0	39%

Consolidated Net Sales	$243.5	$203.0	$40.5	20%

Consolidated net sales increased $40.5 million in the third quarter of 2011 to $243.5 million compared to $203.0 million in the same quarter of 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 20% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, power sports, HVAC, agricultural and construction equipment industries offset by declines in the semi-conductor, instruments, medical and appliance industries. In addition, there were $5.9 million of incremental sales resulting from the acquisition of ACS. Aluminum Products sales decreased 15%, resulting primarily from the completion of certain automotive contracts. Manufactured Products sales increased 39% primarily due to increased business in the capital equipment and forged and machined products business units. In addition, there were $3.9 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Three Months Ended September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated cost of products sold	$201.7	$168.0	$33.7	20%

Consolidated gross profit	$41.9	$35.0	$6.9	20%

Gross Margin	17.2%	17.2%

Cost of products sold increased $33.7 million to $201.7 million in the third quarter of 2011 compared to $168.0 million for the same quarter of 2010, while gross margin remained unchanged from 17.2% in the same quarter of 2010. The increase in cost of products sold was due primarily to higher sales levels and higher commodity prices offset by higher production levels, which contributed to improved absorption of fixed costs in the Manufactured Products segment.

Supply Technologies and Manufactured Products gross margin increased due primarily to volume increases. Gross margin in the Aluminum Products segment decreased primarily from a lower sales volume and mix of products sold.

SG&A Expenses:

	Three Months Ended September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated SG&A expenses	$25.6	$21.7	$3.9	18%
SG&A percent	10.5%	10.7%

Consolidated SG&A expenses increased 18% in the third quarter of 2011 compared to the same quarter in 2010, representing a decrease in SG&A expenses as a percent of sales of 20 basis points from 10.7% to 10.5%. SG&A expenses increased in the third quarter of 2011 compared to the same quarter in 2010 primarily due to increases in payroll and payroll related expenses of $2.4 million and to $1.2 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Three Months Ended September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Interest expense	$6.2	$6.5	$(.3)	(5)%
Amortization of deferred financing costs and bank service charges	$.3	$.8	(.5)	(63)%
Average outstanding borrowings	$347.8	$315.9	$31.9	10%
Average borrowing rate	6.79%	7.20%	(41) basis points

Interest expense decreased $.3 million in the third quarter of 2011 compared to the same period of 2010, primarily due to lower interest rates on the Company’s revolving credit facility in the third quarter of 2011 offset by higher average outstanding borrowings in the third quarter of 2011 compared to the same period in 2010 and to lower amortization of deferred financing costs and bank service charges in the third quarter of 2011 compared to the same period in 2010.

Income Tax:

The provision for income taxes was $1.2 million in the third quarter of 2011 and the reported effective tax rate and the underlying effective tax rate on operations was 25%, compared to a provision for income taxes of $(1.2) million and a reported effective tax rate and underlying effective tax rate on operations of (21)% in the corresponding period of 2010. We estimate that our reported effective tax rate for full-year 2011 will be approximately 31%.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; dependence on key management; dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Review By Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2011, and for the three-month and nine-month periods ended September 30, 2011 and 2010, have been reviewed, prior to filing, by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under our floating rate revolving credit facility, which consisted of borrowings of $91.2 million at September 30, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.7 million during the nine-month period ended September 30, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2011, we recorded a favorable foreign currency translation adjustment of $.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British Pound Sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2011, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at September 30, 2011:

We were a co-defendant in approximately 300 cases asserting claims on behalf of approximately 1,230 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 26 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $10.0 million, for six separate causes of action and $5.0 million for the seventh cause of action. In the seventh case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases, and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases, the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all or that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any.

Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”), was a party to a binding arbitration in South Africa with one of its customers, Evraz Highveld Steel and Vanadium Limited (“Evraz”). The arbitration involves a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September of 2011 for breach of contract and seeks compensatory damages in the amount of $20.8 million, as well as fees and expenses related to the arbitration. ATM intends to counterclaim in the arbitration, alleging breach of contract for nonpayment and seeking damages in the amount of $2.7 million, as well as fees and expenses related to the arbitration. We believe we have meritorious defenses to these claims and intend to vigorously defend such allegations.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6. Exhibits

The following exhibits are included herein:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

	By	/S/ JEFFREY L. RUTHERFORD
		Name:	Jeffrey L. Rutherford
		Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 14, 2011

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document