Form 10-K
period 2011-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2012-03-30
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of March 30, 2012, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Item 1.	Business

Overview

Park-Ohio Industries, Inc. (“Park-Ohio” or “Industries”), a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”), was incorporated as an Ohio corporation in 1984. “Park-Ohio”, primarily through its subsidiaries owned by its direct subsidiary, Park-Ohio Industries, Inc. (“Park-Ohio”), is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products.

References herein to “we” or “the Company” include, where applicable, Park-Ohio and its direct and indirect subsidiaries.

Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Our Aluminum Products business manufactures cast and machined aluminum components, and our Manufactured Products business is a major manufacturer of highly-engineered industrial products. Our businesses serve large, industrial original equipment manufacturers (“OEMs”) in a variety of industrial sectors, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, oil and gas, power sports/fitness equipment, HVAC, electrical components, appliance and semiconductor equipment industries. As of December 31, 2011 we employed approximately 3,200 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Aluminum Products	Manufactured Products

NET SALES FOR 2011	$493.0 million (51% of total)	$127.0 million (13% of total)	$346.6 million (36% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components	• Control arms • Front engine covers • Cooling modules • Knuckles • Pump housings • Clutch retainers/pistons • Master cylinders • Pinion housings • Oil pans • Flywheel spacers • Steering racks	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Injection molded rubber components • Forging presses
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

•  Semiconductor equipment

•  Recreational vehicles

•  Lawn and garden equipment

• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment

•  Ferrous and non-ferrous metals

•  Coatings

•  Forging

•  Foundry

•  Heavy-duty truck

•  Construction equipment

•  Silicon

•  Automotive

•  Oil and gas

•  Rail and locomotive manufacturing

•  Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 44 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

Products and Services.    Total Supply Management™ provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-cost production components including valves, electro-mechanical hardware, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies recently began providing spare parts and aftermarket products to end users of its customers’ products.

Total Supply Management™ services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds six years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

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

Markets and Customers.    For the year ended December 31, 2011, approximately 84% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 5,500 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 27% and 26% of the sales of Supply Technologies for 2011 and 2010, respectively. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial conditions of this segment. The Company evaluated its long-lived assets to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company recorded restructuring and asset impairment charges of $4.0 million during the fourth quarter of 2009. See Note M to the consolidated financial statements included elsewhere herein.

Competition.    A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Supply Technologies competes in North America, Mexico, Europe and Asia, primarily on the basis of its Total Supply Management™ services, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous North American and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.

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

Markets and Customers.    The five largest customers, within which Aluminum Products sells to multiple operating divisions through sole-source contracts, accounted for approximately 59% and 57% of Aluminum Products sales for 2011 and 2010, respectively. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 49% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs. We manufacture injection mold rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets.

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

Competition.    We compete with small-to medium-sized domestic and international equipment manufacturers on the basis of service capability, ability to meet customer specifications, delivery performance and engineering expertise. We compete domestically and internationally with small-to medium-sized forging and machining businesses on the basis of product quality and precision. We compete with other domestic small-to medium-sized manufacturers of injection molded rubber and silicone products primarily on the basis of price and product quality.

Recent Developments.    During the fourth quarter of 2009, the Company evaluated its long-lived assets at one of its forging units to determine whether the carrying amount of such assets was recoverable in accordance with accounting guidance by comparing the carrying amount to the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets and recorded restructuring and asset impairment charges of $3.0 million in 2009. See Note M to the consolidated financial statements included elsewhere within. On December 31, 2010, the Company through its subsidiary Ajax Tocco Magnethermic acquired the assets and the related induction heating intellectual property of ABP Induction’s U.S. heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

As a result of incurred losses in the third quarter of 2011, projected losses for fiscal year 2011 and planned restructuring, the Company evaluated the long-lived assets of it rubber products business unit for impairment. Based on management’s analysis, certain long-lived assets were deemed abandoned and were written down to their scrap or liquidation value and the Company recorded a charge of $5.4 million.

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

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Aluminum Products’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Manufactured Products’ orders believed to be firm as of December 31, 2011 was $226.7 million compared with $174.4 million as of December 31, 2010. Approximately $1.9 million of the backlog as of December 31, 2011 is scheduled to be shipped after 2012. The remainder is scheduled to be shipped in 2012.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained in Note B to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2011, 2010 and 2009 is incorporated herein by reference.

Recent Developments

The information contained in Note G, Note M and Note N to the consolidated financial statements included elsewhere herein is incorporated herein by reference.

On March 5, 2012, the Company entered into an agreement to acquire Fluid Routing Solutions Holdings Corp. (“FRS”), a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97.5 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The Company completed the acquisition on March 23, 2012.

On April 7, 2011, the Company completed the sale of $250 million aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of 8.375% senior subordinated notes due 2014 (the “Senior Subordinated Notes”) that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

In connection with the FRS acquisition described above, the Amended Credit Agreement was amended and restated to provide for a revolving credit facility of up to $220 million and a term loan facility of up to $25 million.

During the third quarter of 2011, the Company recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information, including amendments to these reports, with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website free of charge at http://www.pkoh.com. The information on our website is not a part of this annual report on Form 10-K.

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

As of December 31, 2011, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2012, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by the decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

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

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 19% and 7% of our net sales during the year ended December 31, 2011 from the automobile and heavy-duty truck industries, respectively.

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

Most of the products and services are provided to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our Supply Technologies customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2011, our ten largest customers accounted for approximately 26% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

During 2009, Chrysler’s U.S. operations, General Motor’s U.S. operations and Metaldyne Corporation filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. We have collected substantially all amounts that were due from Chrysler and General Motors as of the dates of the respective bankruptcy filings and as such there was no charge to earnings as a result of these bankruptcies. The account receivable from Metaldyne at the time of the bankruptcy was $4.2 million. We recorded a $4.2 million charge to reserve for the collection of the account receivable when Metaldyne announced it had completed the sale of substantially all of its assets to MD Investors Corporation, effectively making no payments to its unsecured creditors, including us.

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

As of December 31, 2011, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 400 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these polices require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Those who set and interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent changes, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.

As of February 29, 2012, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 27% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with the interests of Holdings’ shareholders.

Item 1B. Unresolved	Staff Comments

None.

Item 2.	Properties

As of December 31, 2011, our operations included numerous manufacturing and supply chain logistics services facilities located in 26 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 88% of the available square footage was located in the United States. Approximately 45% of the available square footage was owned. As of December 31, 2011, approximately 31% of the available domestic square footage was used by the Supply Technologies segment, 49% was used by the Manufactured Products segment and 20% was used by the Aluminum Products segment. Approximately 50% of the available foreign square footage was used by the Supply Technologies segment and 50% was used by the Manufactured Products segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2011.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage		Use
SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	70,600		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	43,800		Logistics
	Atlanta, GA	Leased	56,000		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Louisville, KY	Leased	30,000		Logistics
	Chicago, IL	Leased	51,000		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Lenexa, KS	Leased	67,400		Logistics
	Austin, TX	Leased	30,000		Logistics
	Madison Hts., MI	Leased	32,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	47,100		Logistics
	Dublin, VA	Leased	40,000		Logistics
	Delaware, OH	Owned	45,000		Manufacturing
ALUMINUM	Conneaut, OH(3)	Leased/Owned	258,300		Manufacturing
PRODUCTS	Huntington, IN	Leased	132,000		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	209,300		Manufacturing
	Ravenna, OH	Owned	70,000		Manufacturing
MANUFACTURED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Brookfield, WI	Leased	116,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	125,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Leased	200,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes two leased properties with square footage of 91,800 and 64,000, respectively, and two owned properties with 82,300 and 20,200 square feet, respectively.

(4)	Manufactured Products has other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at December 31, 2011:

We were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 1,140 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 25 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the remaining two cases, the plaintiffs have each alleged against each named defendant, compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”) is a party to a binding arbitration proceeding pending in South Africa with one of its customers Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involves a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September of 2011 for breach of contract and seeks compensatory damages of approximately $37.0 million, as well as fees and expenses related to the arbitration. ATM intends to counterclaim arbitration, alleging breach of contract for non-payment in the amount of $2.7 million as well as fees and expenses related to the arbitration. We believe we have meritorious defenses to these claims and intend to vigorously defend such allegations.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant is a wholly-owned subsidiary of Park-Ohio Holdings Corp. and has no equity securities that trade.

Item 6.	Selected Financial Data

Information required by this item has been omitted pursuant to general instruction I of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to recording of a reversal of a tax valuation allowance in 2011, restructuring and unusual charges in 2011, 2010 and 2009 and acquisitions in 2010 and refinancing in 2011.

As more fully disclosed in Note A1 to the consolidated financial statements included elsewhere herein, the Company is restating its previously issued consolidated financial statements for the years ended December 31, 2010 and 2009 to properly allocate share-based compensation expense to the Company.

Executive Overview

We are an industrial Total Supply Management™ and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment OEMs, primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements, included elsewhere herein.

Sales and profitability continued to grow substantially in 2011, continuing the trend of the prior year, as the domestic and international economies come out of the recession. Net sales increased 19% and net income increased 94% in 2011 compared to 2010. Net income in 2011 was affected by a $16.8 million reversal of the deferred tax asset valuation allowance, $5.4 million of restructuring and impairment charges and debt refinancing costs of $7.3 million.

During the fourth quarter of 2009, the Company recorded $7.0 million of asset impairment charges associated with general weakness in the economy including the railroad industry. The charges were composed of $1.8 million of inventory impairment included in Cost of Products Sold and $5.2 million for impairment of property and equipment

In 2009, the Company recorded a gain of $12.5 million on the purchase of $26.2 million principal amount of the Senior Subordinated Notes.

Approximately 19% of the Company’s consolidated net sales are to the automotive markets. In 2009, the Company recorded a charge of $4.2 million to fully reserve for the account receivable from Metaldyne resulting in its bankruptcy.

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

On September 30, 2010, the Company entered a Bill of Sale with Rome, a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to the Company substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by the Company.

On December 31, 2010, the Company through its subsidiary, Ajax Tocco Magnethermic, acquired the assets and the related induction heating intellectual property of Pillar for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market. See Note C to the consolidated financial statements included elsewhere herein.

During the third quarter of 2010, the Company recorded an asset impairment charge of $3.5 million related to the writedown of one of its investments.

On April 7, 2011, the Company completed the sale of $250 million aggregate principal amount of the Notes. The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into the Amended Credit Agreement. The Amended Credit Agreement among other things, provides an increased credit facility up to $200 million, extends the maturity date of the borrowings under the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50 million. The Company also purchased all of its outstanding $183.8 million aggregate principal amount of the Senior Subordinated Notes that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. The Company incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate. In connection with the FRS acquisition described below, the Amended Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”) to provide for a revolving credit facility of up to $220 million and a term loan facility of up to $25 million.

During the third quarter of 2011, the Company recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit.

On March 5, 2012, the Company entered into an agreement to acquire FRS, a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97.5 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The Company completed the acquisition on March 23, 2012. The Company funded the acquisition with cash of $40.0 million ($10.0 million domestic and $30.0 million foreign), a $25.0 million seven-year amortizing term loan provided by the Amended and Restated Credit Agreement secured by certain real estate and machinery and equipment of the Company and $32.5 million of borrowings under the revolving credit facility provided by the Amended and Restated Credit Agreement.

Results of Operations

2011 versus 2010

Net Sales by Segment:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Supply Technologies	$493.0	$402.1	$90.9	23%
Aluminum Products	127.0	143.7	(16.7)	(12)%
Manufactured Products	346.6	267.7	78.9	29%

Consolidated Net Sales	$966.6	$813.5	$153.1	19%

Net sales increased $153.1 million to $966.6 million in 2011 compared to $813.5 million in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 23% primarily due to volume (53.8 million) increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, furniture, agricultural and construction equipment industries and price increases of $7.3 million, which were offset primarily by declines in the instruments, medical and semi-conductor industries. In addition, there were $29.8 million of incremental sales resulting from the acquisition of the ACS business. Aluminum Products sales decreased 12%, resulting primarily from the completion of certain automotive supply contracts ($31.7 million) offset by sales of $9.6 million resulting from the acquisition of the Rome business and price increases of $5.4 million. Manufactured Products sales increased 29% primarily due to increased business in the capital equipment and forged and machined products business units offset by a minor decline in the rubber products business unit. In addition, there were $26.3 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated cost of products sold	$799.1	$679.4	$119.7	18%

Consolidated gross profit	$167.5	$134.1	$33.4	25%

Gross Margin	17.3%	16.5%

Cost of products sold increased $119.7 million in 2011 to $799.1 million compared to $679.4 million in 2010, while gross margin increased to 17.3% in 2011 from 16.5% in 2010. Cost of products sold increased primarily due to sales increases and increases in commodity prices, including the prices of steel, aluminum, nickel and copper.

Manufactured Products gross margin increased primarily due to volume increases. Gross margin in the Aluminum Products segment decreased primarily from reduced sales volume. Gross margin in the Supply Technologies segment was essentially unchanged from 2010.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated SG&A expenses	$105.4	$91.5	$13.9	15%
SG&A percent	10.9%	11.2%

Consolidated SG&A expenses increased 15% in 2011 compared to the same period in 2010. SG&A expenses increased $13.9 million in 2011 compared to 2010 primarily due to increased sales volume and to increases in payroll and payroll related expenses of $8.5 million and to $3.4 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

Interest Expense:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Interest expense	$32.2	$23.9	$8.3	35%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$1.9	$1.9
Average outstanding borrowings	$337.3	$322.0	$15.3	5%
Average borrowing rate	7.38%	7.39%	(1) basis point

Interest expense increased $8.3 million in 2011 compared to 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the Senior Subordinated Notes. Excluding these costs, interest increased due primarily to outstanding borrowings.

Income Tax:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Income before income taxes	$24.5	$17.4

Income tax (benefit) expense	$(5.2)	$2.0

Effective income tax rate	(21.2)%	11.5%

The Company released $16.8 million of the valuation allowance attributable to continuing operations in 2011 compared to $5.8 million in 2010. As of December 31, 2011, the Company was not in a cumulative three-year loss position and determined that it was more likely than not that its U.S. net deferred tax assets would be realized. As of December 31, 2010, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $(5.2) million in 2011 compared to $2.0 million in 2010. The effective income tax rate was (21.2)% in 2011 compared to 11.5% in 2010.

The Company’s net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2011 and 2010, and may preclude substantial payments in 2012. At December 31, 2011, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $10.4 million, which will expire between 2024 and 2031.

2010 versus 2009

Net Sales by Segment:

	Year Ended
	December 31,			Percent Change
	2010	2009	Change
	(Dollars in millions)
Supply Technologies	$402.1	$328.8	$73.3	22%
Aluminum Products	143.7	111.4	32.3	29%
Manufactured Products	267.7	260.8	6.9	3%

Consolidated Net Sales	$813.5	$701.0	$112.5	16%

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

Cost of Products Sold & Gross Profit:

	Year Ended
	December 31,			Percent Change
	2010	2009	Change
	(Dollars in millions)
Consolidated cost of products sold	$679.4	$597.2	$82.2	14%

Consolidated gross profit	$134.1	$103.8	$30.3	29%

Gross margin	16.5%	14.8%

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

SG&A Expenses:

	Year Ended
	December 31,			Percent Change
	2010	2009	Change
	(Dollars in millions)
Consolidated SG&A expenses	$91.5	$86.4	$5.1	6%
SG&A percent	11.2%	12.3%

Consolidated SG&A expenses increased $5.1 million to $91.5 million in 2010 compared to $86.4 million in 2009 representing a 110 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased on a dollar basis in 2010 compared to 2009 primarily due to an increase in salaries and benefits levels resulting from restoration to 2008 salary levels along with a bonus accrual offset by a $4.2 million charge in 2009 for a reserve for an account receivable from a customer in bankruptcy and an increase in pension income.

Interest Expense:

	Year-Ended
	December 31,			Percent Change
	2010	2009	Change
	(Dollars in millions)
Interest expense	$23.9	$23.9	$-0-	0%
Average outstanding borrowings	$322.0	$363.9	$(41.9)	(11.5)%
Average borrowing rate	7.42%	6.57%	85	basis points

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

Gain on Purchase of Senior Subordinated Notes:

In 2009, the Company recorded a gain of $12.5 million on the purchase of $26.2 million aggregate principal amount of the Senior Subordinated Notes.

Income Taxes:

	Year Ended December 31,
	2010	2009
	(Dollars in millions)
Income before income taxes	$17.4	$.8

Income tax expense (benefit)	$2.0	$(.8)

Effective income tax rate	11.5%	(100)%

The Company released $5.8 million of the valuation allowance attributable to continuing operations in 2010 compared to $1.8 million in 2009. As of December 31, 2010 and 2009, the Company determined that it was not more likely than not that its net U.S. and certain foreign deferred tax assets would be realized.

The provision for income taxes was $2.0 million in 2010 compared to $(.8) million in 2009. The effective income tax rate was 11.5% in 2010, compared to (100)% in 2009.

The Company’s net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2010 and 2009. At December 31, 2010, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $24.7 million, which will expire between 2023 and 2029.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2011, none were outstanding. We currently have no other derivative instruments.

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

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 12% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in other current assets in the accompanying consolidated balance sheet. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts:    Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

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

Impairment of Long-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predicable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information wasn’t available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. In 2009, the Company recorded $7.0 million and $5.4 million of asset impairment charges in 2009 and 2011, respectively, based on appraisals and scrap values. See Note M to the consolidated financial statements included elsewhere herein.

Restructuring:    We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill:    As required by ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually as of October 1 of each year or more frequently if impairment indicators arise. In September 2011, the FASB issued ASU 2011-08, which amends the rules for testing goodwill impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted ASU 2011-08 for its October 1, 2011 annual goodwill impairment test.

In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is a reportable operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the reportable operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics. The Company completed the assessment of the qualitative factors and determined that there was no impairment with respect to the Capital Equipment reporting unit’s goodwill. With respect to aluminum products, management determined fair value of the reporting units through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for the reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company-specific risk factors for each reporting unity in determining the appropriate discount rates to be used. The discount rate utilized for the reporting unit, which ranged from 12% to 13%, is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. At December 31, 2009 the Company had goodwill of $4.1 million in the Capital Equipment reporting unit. On December 31, 2011, the Company completed the acquisition of Pillar and recorded additional goodwill of $1.0 million in the Capital Equipment reporting unit. At December 31, 2011, the Company had goodwill of $9.5 million. We completed the annual impairment tests as of October 1, 2009, 2010, and 2011 and concluded that no goodwill impairment existed.

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

ASC 740 provides that future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback, carryforward period available under the tax law. The Company analyzed the four possible sources of taxable income as set forth in ASC 740 and concluded that the only relevant sources of taxable income is the reversal of its existing taxable temporary differences. The Company reviewed the projected timing of the reversal of its taxable temporary differences and determined that such reversals will offset the Company’s deferred tax assets prior to their expiration. As of December 31, 2011, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2011, the Company reversed a valuation allowance of $16.8 million against its U.S. net deferred tax assets. See Note H to the consolidated financial statements included elsewhere herein.

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

Share-Based Compensation:    ASC 718, “Compensation-Stock Compensation,” requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. The Company recorded expense related to stock-based compensation in 2011, 2010 and 2009 of $2.1 million, $1.7 million and $2.4 million (before tax), respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No, 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends existing guidance by allowing only two options for presenting components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income of (2) in two separate but consecutive financial statements, consisting of an income statements followed by a separate statement on other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, deferring its requirements that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments.

The Company plans to adopt ASU No. 2011-05 in the first quarter of fiscal 2012. The Company believes the adoption of ASU No. 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial statements.

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

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; continuation of the current negative global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate FRS and achieve the expected results of the acquisition; our ability to retain FRS’s management team and FRS’s relationship with customers and suppliers; our ability to integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the current financial crisis; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $93.0 million at December 31, 2011. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $.9 million for the year ended December 31, 2011.

Our foreign subsidiaries generally conduct business in local currencies. During 2011, we recorded an unfavorable foreign currency translation adjustment of $1.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A1 to the consolidated financial statements, the 2010 and 2009 financial statements have been restated to properly allocate share-based compensation expense to Park-Ohio Industries, Inc.

/s/ Ernst & Young LLP

March 30, 2012

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010 Restated
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$61,297	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,483 in 2011 and $6,011 in 2010	139,750	126,409
Inventories, net	202,039	192,542
Deferred tax assets	20,561	10,496
Unbilled contract revenue	18,778	12,751
Other current assets	10,309	12,797

Total Current Assets	452,734	390,070
Property, plant and equipment:
Land and land improvements	3,604	3,628
Buildings	50,620	50,505
Machinery and equipment	206,809	201,920

	261,033	256,053
Less accumulated depreciation	198,007	184,284

	63,026	71,769
Other Assets:
Goodwill	9,463	9,100
Other	72,176	84,340

	$597,399	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$99,562	$95,690
Payable to affiliates	1,569	11,879
Accrued expenses	73,298	59,200
Current portion of long-term debt	1,415	13,756
Current portion of other postretirement benefits	2,002	2,178

Total Current Liabilities	177,846	182,703
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Credit facility	93,000	113,300
Other long-term debt	3,165	5,322
Deferred tax liability	1,392	9,721
Other postretirement benefits and other long-term liabilities	24,285	22,863

	371,842	335,041
Shareholder’s Equity
Common stock, par value $1 per share	-0-	-0-
Additional paid-in capital	59,867	58,531
Retained deficit	(3,721)	(23,404)
Accumulated other comprehensive (loss) income	(8,435)	2,408

	47,711	37,535

	$597,399	$555,279

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2011	2010 Restated	2009 Restated
	(Dollars in thousands)
Net sales	$966,573	$813,522	$701,047
Cost of products sold	799,112	679,425	597,200

Gross profit	167,461	134,097	103,847
Selling, general and administrative expenses	105,443	91,541	86,401
Restructuring and asset impairment charges	5,359	3,539	5,206

Operating income	56,659	39,017	12,240
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	(12,529)
Gain on acquisition of business	-0-	(2,210)	-0-
Interest expense	32,179	23,868	23,945

Income before income taxes	24,480	17,359	824
Income tax (benefit) expense	(5,203)	2,034	(828)

Net income	$29,683	$15,325	$1,652

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2009, as restated	$-0-	$62,693	$(40,381)	$(17,102)	$5,210
Comprehensive income:
Net income			1,652		1,652
Foreign currency translation adjustment				2,968	2,968
Pension and postretirement benefit adjustments, net of income tax of $1,179				9,020	9,020

Comprehensive income					13,640
Share-based compensation		2,365			2,365
Distribution of capital to shareholder		(750)			(750)

Balance at December 31, 2009, as restated	-0-	64,308	(38,729)	(5,114)	20,465
Comprehensive income (loss):
Net income			15,325		15,325
Foreign currency translation adjustment				(741)	(741)
Pension and postretirement benefit adjustments, net of income tax of $1,143				8,263	8,263

Comprehensive income					22,847
Share-based compensation		1,735			1,735
Capital contribution from shareholder		(6,762)			(6,762)
Distribution of capital to shareholder		(750)			(750)

Balance at December 31, 2010, as restated	-0-	58,531	(23,404)	2,408	37,535
Comprehensive income (loss):
Net income			29,683		29,683
Foreign currency translation adjustment				(1,387)	(1,387)
Pension and postretirement benefit adjustments, net of income tax of $5,571				(9,456)	(9,456)

Comprehensive income					18,840
Share-based compensation		2,086			2,086
Dividend			(10,000)		(10,000)
Distribution of capital to shareholder		(750)			(750)

Balance at December 31, 2011	$-0-	$59,867	$(3,721)	$(8,435)	$47,711

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010 Restated	2009 Restated
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$29,683	$15,325	$1,652
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,028	17,122	18,776
Restructuring and asset impairment charges	5,359	3,539	5,206
Debt extinguishment costs	7,335	-0-	-0-
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	(12,529)
Gain on acquisition of business	-0-	(2,210)	-0-
Deferred income taxes	(12,817)	(1,126)	(1,842)
Share-based compensation	2,086	1,735	2,365
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	(13,342)	(7,624)	61,136
Inventories and other current assets	(22,162)	10,067	46,701
Accounts payable and accrued expenses	19,540	27,856	(82,349)
Other	(5,096)	9,864	10,572

Net cash provided by operating activities	26,614	74,548	49,688
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,754)	(3,951)	(5,575)
Business acquisitions, net of cash acquired	-0-	(25,900)	-0-
Proceeds from sale of property	1,575	-0-	-0-

Net cash used by investing activities	(9,179)	(29,851)	(5,575)
FINANCING ACTIVITIES
Payments on term loans and other debt	(37,598)	(8,944)	(2,099)
(Payments on) proceeds from revolving credit facility	2,800	(11,000)	(23,400)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	244,970	-0-	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-	-0-
Bank debt issue costs	(1,080)	(4,142)	-0-
Purchase of 8.375% senior subordinated notes due 2014	-0-	-0-	(13,511)
Distribution of capital to shareholder	(750)	(750)	(750)
Dividend	(10,000)	-0-	-0-
Capital contribution	-0-	(6,762)	-0-

Net cash (used) provided by financing activities	8,787	(31,598)	(39,760)
Increase in cash and cash equivalents	26,222	13,099	4,353
Cash and cash equivalents at beginning of year	35,075	21,976	17,623

Cash and cash equivalents at end of year	$61,297	$35,075	$21,976

Income taxes paid	$4,648	$1,217	$3,146
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011)	26,933	23,324	23,018

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollars in thousands)

NOTE A — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation:    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. In the ordinary course of business, the Company leases certain real properties owned by related parties as described in Note K. Transactions with related parties are in the ordinary course of business, are conducted on an arm’s-length basis, and are not material to the Company’s financial position, results of operations or cash flows.

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

Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $24,881 and $22,788 at December 31, 2011 and 2010, respectively. Inventory consigned to others was $6,546 and $6,940 at December 31, 2011 and 2010, respectively.

Major Classes of Inventories

	December 31,
	2011	2010
Finished goods	$122,010	$116,202
Work in process	20,660	24,339
Raw materials and supplies	59,369	52,001

	$202,039	$192,542

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

Goodwill and Other Intangible Assets:    In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

Goodwill and indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, Intangibles — Goodwill and Other.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-08 “ASU” 2011-08, which amends the rules for testing goodwill impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted ASU 2011-08 for its October 1, 2011 annual goodwill impairment test.

In accessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we identify and access relevant drivers of fair value and events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomics conditions, industry and market considerations, cost factors, overall financial performance. Company-specific events and share price trends, and the assessment of whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

If our qualitative assessment concludes that it is more likely than not that impairment exists then a quantitative assessment is required. In a quantitative assessment, we use an income approach and other valuation techniques to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that using this methodology provides reasonable estimates of a reporting unit’s fair value. The income

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of our reporting units.

The Company completed its annual goodwill impairment test for each year presented and confirmed no reporting unit was at risk of failing the impairment test for any periods presented herein.

Share-Based Compensation:    The Company follows the provisions of ASC 718, “Compensation” — Stock Compensation (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Additional information regarding our share-based compensation program is provided in Note P.

Income Taxes:    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and losses, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid and accordingly records valuation allowances if, based on the weight of available evidence it is more likely than not that some portion or all of our deferred tax assets will not be realized as required by ASC 740, “Income Taxes” (“ASC 740”).

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 12% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process in excess of billings is classified in unbilled contract revenues in the accompanying consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. During 2011 and 2010, we sold approximately $63,202 and $37,272, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2011 and 2010, a loss in the amount of $281 and $165, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Income. These losses represented implicit interest on the transactions.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs:    Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $1,533, $2,213 and $1,454 in 2011, 2010 and 2009, respectively.

Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2011, the Company had uncollateralized receivables with three customers in the automotive industry, each with several locations, aggregating $9,529, which represented approximately 8% of the Company’s trade accounts receivable. During 2011, sales to these customers amounted to approximately $72,871, which represented approximately 8% of the Company’s net sales.

Shipping and Handling Costs:    All shipping and handling costs are included in cost of products sold in the Consolidated Statements of Income.

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

Foreign Currency Translation:    The functional currency for a majority of subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in accumulated comprehensive income (loss) in shareholder’s equity.

Accounting Pronouncements Not Yet Adopted:    In June 2011, the FASB issued ASU No, 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income of (2) in two separate but consecutive financial statements, consisting of an income statements followed by a separate statement on other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, deferring its requirements that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments.

The Company plans to adopt ASU No. 2011-05 in the first quarter of fiscal 2012. The Company believes the adoption of ASU No. 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial statements.

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

Note A1 – Restatement of Prior Financial Statements

Park-Ohio Holdings (“Holdings”), the parent of the Company, grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, such costs should have been allocated to the Company. As a result, the Company is restating its previously issued consolidated financial statements for the years ended December 31, 2010 and 2009 to properly allocate share-based compensation expense to the Company. Holdings’ had previously recognized compensation expense for all share-based payments to employees based on their fair values. The Company did not previously allocate these costs to Industries, which resulted in overstatement of net income and understatement of retained deficit and additional paid-in-capital.

To correct the overstatement of net income, the Company recorded additional selling, general and administrative expenses of $1.7 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively. The Company has also increased additional paid-in-capital and retained deficit as of January 1, 2009, representing the cumulative effect of the error for all periods prior to January 1, 2009. The correction of the error had no impact on

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows, current assets, total assets or total shareholder’s equity. Accordingly, the restatement corrects the following line items in the Company’s 2010 and 2009 consolidated financial statements:

	As Previously Reported	As Restated
For the year ended December 31, 2010
Selling, general, and administrative expenses	$89,806	$91,541
Operating income	40,752	39,017
Income before income taxes	19,094	17,359
Net income	17,060	15,325
Statement of Cash Flows-Share-based compensation	0	1,735
As of December 31, 2010
Retained deficit	$(12,723)	$(23,404)
Additional paid-in capital	47,850	58,531
For the year ended December 31, 2009
Selling, general, and administrative expenses	$84,036	$86,401
Operating income	14,605	12,240
Income before income taxes	3,189	824
Net income	4,017	1,652
Statement of Cash Flows-Share-based compensation	0	2,365
As of December 31, 2009
Retained deficit	$(29,783)	$(38,729)
Additional paid-in capital	55,362	64,308
As of January 1, 2009
Retained deficit	$(33,800)	$(40,381)
Additional paid-in capital	56,112	62,693

NOTE B — Segments

The Company operates through three segments: Supply Technologies, Aluminum Products and Manufactured Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products manufactures cast aluminum components for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Aluminum Products also provides value-added services such as design and engineering, machining and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Manufactured Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

The Company’s sales are made through its own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses and interest expense. Identifiable assets by industry segment include assets directly identified with those operations.

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2011	2010	2009
Net sales:
Supply Technologies	$492,974	$402,169	$328,805
Aluminum Products	127,044	143,672	111,388
Manufactured Products	346,555	267,681	260,854

	$966,573	$813,522	$701,047

Income (loss) before income taxes (2010 and 2009 restated):
Supply Technologies	$32,565	$22,216	$8,531
Aluminum Products	1,781	6,582	(5,155)
Manufactured Products	43,671	28,739	26,472

	78,017	57,537	29,848
Corporate costs	(15,999)	(14,981)	(12,402)
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	12,529
Gain on acquisition of business	-0-	2,210	-0-
Asset impairment charge	(5,359)	(3,539)	(5,206)
Interest expense (includes $7,335 of debt extinguishment costs in 2011)	(32,179)	(23,868)	(23,945)

	$24,480	$17,359	$824

Identifiable assets:
Supply Technologies	$228,629	$217,915	$207,729
Aluminum Products	61,002	66,219	76,443
Manufactured Products	203,782	188,017	178,715
General corporate	103,986	83,128	44,648

	$597,399	$555,279	$507,535

Depreciation and amortization expense:
Supply Technologies	$4,632	$5,272	$4,812
Aluminum Products	5,844	6,488	7,556
Manufactured Products	5,159	5,001	6,022
General corporate	393	361	386

	$16,028	$17,122	$18,776

Capital expenditures:
Supply Technologies	$1,463	$1,613	$2,380
Aluminum Products	7,720	156	1,385
Manufactured Products	1,472	2,138	2,006
General corporate	99	44	(196)

	$10,754	$3,951	$5,575

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The percentage of net sales by product line included in each segment were as follows:

	Year Ended December 31,
	2011	2010	2009
Manufactured Products:
Capital equipment	76%	73%	68%
Forged and machined products	17%	18%	26%
Rubber products	7%	9%	6%

	100%	100%	100%

Supply Technologies:
Supply Technologies	87%	86%	88%
Engineered specialty products	12%	13%	11%
Other	1%	1%	1%

	100%	100%	100%

The Company’s approximate percentage of net sales by geographic region were as follows:

	Year Ended December 31,
	2011	2010	2009
United States	76%	73%	73%
Asia	9%	10%	9%
Canada	5%	6%	6%
Mexico	3%	3%	2%
Europe	5%	5%	9%
Other	2%	3%	1%

	100%	100%	100%

The basis for attributing revenue to individual countries is final shipping destination.

At December 31, 2011, 2010 and 2009, approximately 68%, 75% and 77%, respectively, of the Company’s assets were maintained in the United States.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which, Rome agreed to transfer to the Company substantially all of the assets of Rome in exchange for approximately $7,500 of notes receivable from Rome. The assets of Rome were integrated into the Company’s aluminum segment. Net sales of $7,031 were added to the Company’s Aluminum segment in 2010 since the date of acquisition. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to Rome’s tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of September 30, 2010, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is as follows:

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

The assets of Pillar have been integrated into the Company’s manufactured products segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to Pillar’s net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 31, 2011, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed which are based on estimates and assumptions that are subject to change, the purchase price is allocated as follows:

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation was finalized during March 2011 and reflects the working capital adjustment as of December 31, 2010. There were no significant direct transaction costs included in selling, general and administrative expenses during the year ended December 31, 2011.

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

	Year Ended December 31,
	2010	2009
Pro forma revenues	$881,271	$770,603
Pro forma net income (loss)	$13,337	$(15,109)

NOTE D — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Supply Technologies	Aluminum	Manufactured Products	Total
Balance at January 1, 2009	$-0-	$-0-	$4,109	$4,109
Foreign Currency Translation	-0-	-0-	46	46

Balance at December 31, 2009	-0-	-0-	4,155	4,155
Foreign Currency Translation	-0-	-0-	(211)	(211)
Acquisitions	-0-	4,572	584	5,156

Balance at December 31, 2010	-0-	4,572	4,528	9,100
Foreign Currency Translation	-0-	-0-	(43)	(43)
Finalization of Pillar Purchase Price Allocation	-0-	-0-	406	406

Balance at December 31, 2011	$-0-	$4,572	$4,891	$9,463

Other intangible assets were acquired in connection with acquisitions. Information regarding other intangible assets as of December 31, 2011 and 2010 follows:

		2011			2010
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$11,670	$3,320	$8,350	$11,670	$2,422	$9,248
Other	3,420	1,046	2,374	3,420	495	2,925

	$15,090	$4,366	$10,724	$15,090	$2,917	$12,173

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of other intangible assets was $1,449 for the year ended December 31, 2011, $745 for the year ended December 31, 2010 and $724 for the year ended December 31, 2009. Amortization expense for each of the five years following December 31, 2011 is approximately $1,140 in 2012, $1,086 in 2013 and $1,028 for each of the three subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was 11.5 years.

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2011	2010
Pension assets	$49,575	$60,786
Deferred financing costs, net	7,253	3,695
Software development costs	1,920	2,292
Intangible assets subject to amortization	10,724	12,173
Other	2,704	5,394

Totals	$72,176	$84,340

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2011	2010
Accrued salaries, wages and benefits	$15,771	$13,832
Advance billings	30,180	23,218
Warranty accrual	4,208	4,046
Interest payable	5,106	2,504
Taxes, income and other	4,331	3,252
Other	13,702	12,348

Totals	$73,298	$59,200

Substantially all advance billings and warranty accruals relate to the Company’s capital equipment businesses.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$4,046	$2,760	$5,402
Claims paid during the year	(3,421)	(1,260)	(3,367)
Warranty expense	3,583	2,294	704
Other	-0-	252	21

Balance at end of year	$4,208	$4,046	$2,760

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2011	2010
8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	93,000	90,200
Term Loan A	-0-	25,900
Term Loan B	-0-	8,400
Other	4,580	7,878

	347,580	316,213
Less current maturities	1,415	13,756

Total	$346,165	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. The Company is a party to a credit and security agreement dated November 5, 2003, as amended with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At December 31, 2011, in addition to amounts borrowed under the revolving credit facility, there was $7,387 outstanding for standby letters of credit. An annual fee of up to .5% is imposed by the bank on the unused borrowing capacity and is based on the total aggregate credit facility used. Amounts borrowed under the revolving credit facility may be borrowed either (i) LIBOR plus 1.75% to 2.75% or the bank’s prime lending rate minus 1% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement. At December 31, 2011 the Company had approximately $68,140 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 totaling $26,165 that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

Maturities of long-term debt during each of the five years following December 31, 2011 are approximately $ 1,415 in 2012, $ 500 in 2013, $1,415 in 2014, $500 in 2013, $500 in 2014, $500 in 2015 and $93,500 in 2016.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign subsidiaries of the Company had borrowings of $0 and $1,299 at December 31, 2011 and 2010, respectively and outstanding bank guarantees of approximately $8,318 at December 31, 2011 under their credit arrangements.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of the Company. Provisions of the indenture governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2010, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 6.44% at December 31, 2011.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Amended Credit Agreement approximate fair value at December 31, 2011 and 2010. The approximate fair value of the Notes was $247,500 at December 31, 2011. The approximate fair value of the 8.375% senior subordinated notes due 2014 was $187,512 at December 31, 2010.

In 2009, a foreign subsidiary of the Company purchased $26,165 aggregate principal amount of the 8.375% senior subordinated notes due 2014 for $13,511 and recorded a net gain of $12,529.

NOTE H — Income Taxes

Income from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2011	2010 Restated	2009 Restated
United States	$14,092	$6,861	$(3,299)
Outside the United States	10,388	10,498	4,123

	$24,480	$17,359	$824

Income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current (benefit) expense:
Federal	$(41)	$61	$(147)
State	497	573	179
Foreign	7,158	2,526	982

	7,614	3,160	1,014
Deferred:
Federal	(9,661)	(2,014)	(1,231)
State	(2,563)	689	(39)
Foreign	(593)	199	(572)

	(12,817)	(1,126)	(1,842)

Income tax (benefit) expense	$(5,203)	$2,034	$(828)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

Rate Reconciliation	2011	2010	2009
Tax at statutory rate	$8,477	$6,027	$(2,113)
Effect of state income taxes, net	153	1,048	(161)
Effect of foreign operations	2,910	1,472	1,247
Valuation allowance, federal and foreign	(16,820)	(6,475)	(1,815)
Non-deductable items	378	480	735
Gain on asset purchase	-0-	(772)	-0-
Other, net	(301)	254	1,279

Total	$(5,203)	$2,034	$(828)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Postretirement benefit obligation	$6,970	$7,003
Inventory	11,682	12,363
Net operating loss and credit carryforwards	9,677	16,184
Goodwill	1,862	3,177
Other	12,725	11,138

Total deferred tax assets	42,916	49,865
Deferred tax liabilities:
Depreciation and amortization	83	1,090
Pension	17,491	21,423
Intangible assets and other	1,764	4,191

Total deferred tax liabilities	19,338	26,704

Net deferred tax assets prior to valuation allowances	23,578	23,161
Valuation allowances	(4,409)	(22,386)

Net deferred tax asset	$19,169	$775

At December 31, 2011, the Company has federal, state and foreign net operating loss carryforwards for income tax purposes. The U.S. federal net operating loss carryforward is approximately $10,435 which expires between 2024 and 2031. The foreign net operating loss carryforward is $2,417 and has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $5,428 which expires between 2012 and 2031.

At December 31, 2011, the Company has research and development credit carryforwards of approximately $2,875 which expire between 2012 and 2031. The Company also has alternative minimum tax credit carryforwards of $1,023 which have no expiration date.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2008 through 2011 remain open for examination by the U.S. and various state and foreign taxing authorities.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. net deferred tax assets will be realized. As of December 31, 2011, the Company reversed a valuation allowance of $16,820 against its U.S. net deferred tax assets. As of December 31, 2010, the Company recorded a full valuation allowance of $20,089 against its U.S. net deferred tax assets. In addition, the Company determined that it was not more likely than not that certain foreign net deferred tax assets will be realized. As of December 31, 2011 and 2010, the Company recorded valuation allowances of $565 and $2,297, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Unrecognized Tax Benefit — January 1,	$6,142	$5,718	$5,806
Gross Increases — Tax Positions in Prior Period	32	283	101
Gross Decreases — Tax Positions in Prior Period	(129)	(4)	(55)
Gross Increases — Tax Positions in Current Period	135	341	97
Settlements	-0-	(18)	-0-
Lapse of Statute of Limitations	(203)	(178)	(231)

Unrecognized Tax Benefit — December 31,	$5,977	$6,142	$5,718

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,794 at December 31, 2011 and $4,916 at December 31, 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2011 and 2010, the Company recognized approximately $19 and $9, respectively, in net interest and penalties. The Company had approximately $701 and $682 for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

The Company has accrued a U.S. federal tax liability of $1,359 at December 31, 2011 related to the U.S. taxation of $3,882 of undistributed earnings of the Company’s foreign subsidiaries. Given this one exception, deferred taxes have not been provided on approximately $80,795 of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings.

NOTE I — Commitments and Contingencies

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. Although the Company cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, the Company records provisions when it considers the liability probable and reasonably estimable. Our provisions are based on historical experience and legal advice, reviewed quarterly and adjusted according to developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments about potential action by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our financial condition. Due to the inherent uncertainties in the process undertaken to estimate potential losses, we are unable to estimate an additional range of loss in excess of our accruals. While it is reasonably possible that such excess liabilities, if they were to occur, could be material to operating results in any given quarter or year of their recognition, we do not believe that it is reasonably possible that such excess liabilities would have a material adverse effect on our long-term results of operations, liquidity or consolidated financial position.

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

NOTE J — Pensions and Postretirement Benefits

The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has an unfunded postretirement benefit plan. In April 2011, the Company amended one of its plans to cover most U.S. employees not covered by collective bargaining agreements using a cash balance formula, which increased the 2011 benefit obligation by approximately $1,100. Under a cash balance formula a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage of current eligible earnings and current interest credits. For the remaining defined benefit plans, benefits are based on the employee’s years of service. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2011 and 2010:

	Pension		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$49,672	$48,820	$18,432	$18,288
Service cost	1,627	295	52	31
Interest cost	2,329	2,596	857	959
Actuarial losses	3,015	2,622	1,346	1,364
Benefits and expenses paid, net of contributions	(4,384)	(4,661)	(2,128)	(2,210)

Benefit obligation at end of year	$52,259	$49,672	$18,559	$18,432

Change in plan assets
Fair value of plan assets at beginning of year	$110,458	$98,255	$-0-	$-0-
Actual return on plan assets	(2,740)	18,364	-0-	-0-
Company contributions	-0-	-0-	2,128	2,210
Cash transfer to fund postretirement benefit payments	(1,500)	(1,500)	-0-	-0-
Benefits and expenses paid, net of contributions	(4,384)	(4,661)	(2,128)	(2,210)

Fair value of plan assets at end of year	$101,834	$110,458	$-0-	$-0-

Funded (underfunded) status of the plans	$49,575	$60,786	$(18,559)	$(18,432)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension		Postretirement Benefits
	2011	2010	2011	2010
Noncurrent assets	$49,575	$60,786	$-0-	$-0-
Noncurrent liabilities	-0-	-0-	16,557	16,255
Current liabilities	-0-	-0-	2,002	2,177

	$49,575	$60,786	$18,559	$18,432

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss	$22,345	$7,641	$7,052	$6,059
Net prior service cost	148	192	-0-	-0-
Net transition (asset)	(91)	(132)	-0-	-0-

Accumulated other comprehensive (income) loss	$22,402	$7,701	$7,052	$6,059

As of December 31, 2011 and 2010, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

The pension plan weighted-average asset allocation at December 31, 2011 and 2010 and target allocation for 2012 are as follows:

	Target 2012	Plan Assets
		2011	2010
Asset Category
Equity securities	45-75%	66.4%	78.3%
Debt securities	10-40	24.6%	19.3
Other	0-20	9.0%	2.4

	100%	100%	100%

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Collective trust and pooled insurance funds:
Common stock	$42,737	$-0-	$-0-	$42,737	$65,362	$-0-	$65,362
Equity Funds	19,014	2,088	-0-	21,102	12,729	3,413	16,142
Foreign Stock	3,820	-0-	-0-	3,820	5,000	-0-	5,000
Convertible Securities	-0-	-0-	-0-	-0-	967	-0-	967
U.S. Government Obligations	7,176	-0-	-0-	7,176	9,840	-0-	9,840
Fixed income funds	12,492	-0-	-0-	12,492	5,242	-0-	5,242
Corporate Bonds	5,420	-0-	-0-	5,420	5,295	-0-	5,295
Cash and Cash Equivalents	2,964	-0-	-0-	2,964	2,381	-0-	2,381
Hedge Funds	-0-	-0-	5,936	5,936	-0-	-0-	-0-
Other	187	-0-	-0-	187	229	-0-	229

	$93,810	$2,088	$5,936	$101,834	$107,045	$3,413	$110,458

The fair value hierarchy has three levels based on the reliability of the inputs used to determine the fair value. Level 1 refers to the fair value determined based on unadjusted quoted prices for identical assets in active markets. Level 2 refers to the fair values based on quoted markets that are not active, quoted prices for similar assets in active markets, and inputs that are observable for the asset either directly or indirectly, for substantially the full term of the asset and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 refers to fair value based on prices or valuation techniques that require inputs that are both unobservable and significant to the fair value measurement.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011.

	Balance	Net Unrealized		Balance
	Jan. 1, 2011	Loss	Purchases	Dec. 31, 2011
Hedge Funds	$-0-	$(64)	$6,000	$5,936

The following tables summarize the assumptions used by the consulting actuary and the related cost information.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.50%	5.00%	5.50%	4.50%	5.00%	5.50%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	2.00%	N/A	N/A	N/A	N/A	N/A

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In determining its expected return on plan assets assumption for the year ended December 31, 2011, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2011 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 6.5% and a 8.0% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2011. The rates were assumed to decrease gradually to 5.0% for medical and drug for 2042 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service costs	$1,627	$295	$471	$52	$31	$61
Interest costs	2,329	2,596	2,748	857	959	1,053
Expected return on plan assets	(8,950)	(7,932)	(7,036)	-0-	-0-	-0-
Transition obligation	(40)	(40)	(40)	-0-	-0-	-0-
Amortization of prior service cost	44	61	129	(96)	(96)	-0-
Recognized net actuarial (gain) loss	-0-	366	910	449	381	294

Benefit (income) costs	$(4,990)	$(4,654)	$(2,818)	$1,262	$1,275	$1,408

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$7,701	$15,900	$25,131	$6,059	$4,980	$5,914
Net (gain)/loss	14,704	(7,811)	(8,241)	1,346	1,364	280
Recognition of prior service cost/(credit)	(44)	(62)	(120)	96	96	(920)
Recognition of (gain)/loss	41	(326)	(870)	(449)	(381)	(294)

Total recognized in accumulated other comprehensive loss at end of year	$22,402	$7,701	$15,900	$7,052	$6,059	$4,980

The estimated net loss (gain), prior service cost and net transition (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2012 are $965, $44 and $(40), respectively.

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2012 is $703 and $(96), respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2012	$4,002	$2,282	$236	$2,046
2013	4,027	2,143	230	1,913
2014	4,086	2,048	220	1,828
2015	4,095	1,945	208	1,737
2016	4,107	1,794	196	1,598
2017 to 2021	21,807	7,290	798	6,492

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components in 2011	$68	$(60)
Effect on postretirement benefit obligation as of December 31, 2011	$1,456	$(1,291)

The total contribution charged to pension expense for the Company’s defined contribution plans was $0 in 2011, $0 in 2010 and $301 in 2009. During March 2009, the Company suspended indefinitely its voluntary contribution to its 401(k) defined contribution plan covering substantially all U.S. employees. The Company expects to have no contributions to its defined benefit plans in 2012.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $389 related to the SERP in 2011, 2010 and 2009. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven year period to an account in which the CEO will always be 100% vested. The seven year period began on March 31, 2008.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — Leases

Future minimum lease commitments during each of the five years following December 31, 2011 and thereafter are as follows: $12,784 in 2012, $9,135 in 2013, $5,712 in 2014, $4,080 in 2015, $3,356 in 2016 and $7,773 thereafter. Rental expense for 2011, 2010 and 2009 was $16,363, $13,068 and $12,812, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,598. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

NOTE L — Accumulated Comprehensive Income (Loss)

The components of accumulated comprehensive income (loss) at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Foreign currency translation adjustment	$4,822	$6,209
Pension and postretirement benefit adjustments, net of tax	(13,257)	(3,801)

Total	$(8,435)	$2,408

NOTE M — Restructuring and Unusual Charges

During the third quarter of 2011, the Company recorded a $5,359 restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit.

During the third quarter of 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3,539 in the Aluminum products segment.

In the fourth quarter of 2009, due to weakness in the general economy including the railroad industry, the Company recorded $7,003 of asset impairment charges which were composed of $1,797 for inventory impairment and $5,206 for impairment of property and equipment and other long-term assets. Below is a summary of these charges by segment.

	Asset Impairment	Cost of Products Sold	Total
Supply Technologies	$2,206	$1,797	$4,003
Manufactured Products	3,000	-0-	$3,000

	$5,206	$1,797	$7,003

NOTE N — Subsequent Event

On March 5, 2012, the Company entered into an agreement to acquire Fluid Routing Solutions Holdings Corp. (“FRS”), a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $97,500. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The Company completed the acquisition on March 23, 2012. The Company funded the acquisition with cash of $40,000 ($10,000 domestic and $30,000 foreign), a $25,000 seven-year amortizing term loan provided by the Amended and Restated Credit Agreement (as defined below) secured by certain real estate and machinery and equipment of the Company and $32,500 of borrowings under the revolving credit facility provided by the Amended and Restated Credit Agreement.

In connection with the FRS acquisition, the Amended Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”) to provide a revolving credit facility of up to $220,000 and a term loan facility of up to $25,000.

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

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of December 31, 2011 and 2010, consolidating condensed statements of income for the years ended December 31, 2011, 2010 and 2009, consolidating condensed statements of cash flows for the years ended December 31, 2011, 2010 and 2009 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Certain comparative amounts in the accompanying supplemental condensed consolidated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and 2009 have been reclassified to conform to the current year presentation and to properly present the Parent’s investment and earnings in subsidiaries. These classification adjustments did not affect the Company’s previously reported interim or annual consolidated balance sheets, consolidated statements of income, consolidated statements of shareholder’s equity or consolidated statements of cash flows.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$-0-	$109	$61,188	$-0-	$61,297
Accounts receivable, net	-0-	106,414	33,336	-0-	139,750
Inventories	-0-	164,857	37,182	-0-	202,039
Other current assets	1,013	21,440	6,634	-0-	29,087
Deferred tax assets	4,311	14,902	1,348	-0-	20,561

Total Current Assets	5,324	307,722	139,688	-0-	452,734
Investment in subsidiaries	290,106	96,781	-0-	(386,887)	-0-
Inter-company advances	75,519	7,249	48,966	(131,734)	-0-
Property, Plant and Equipment, net	7,201	50,914	4,911	-0-	63,026
Other Assets:
Goodwill	-0-	6,908	2,555	-0-	9,463
Other	55,437	15,262	1,477	-0-	72,176

Total Other Assets	55,437	22,170	4,032	-0-	81,639

Total Assets	$433,587	$484,836	$197,597	$(518,621)	$597,399

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$6,774	$75,604	$17,184	$-0-	$99,562
Payable to affiliates	-0-	-0-	1,569	-0-	1,569
Accrued expenses	8,750	45,914	18,634	-0-	73,298
Current portion of long-term liabilities	-0-	3,417	-0-	-0-	3,417

Total Current Liabilities	15,524	124,935	37,387	-0-	177,846
Long-Term Liabilities, less current portion
8.125% Senior Notes due 2021	250,000	-0-	-0-	-0-	250,000
Revolving credit	93,000	-0-	-0-	-0-	93,000
Other long-term debt	(180)	3,345	-0-	-0-	3,165
Deferred tax liability	2,853	(1,282)	(179)	-0-	1,392
Other postretirement benefits and other long-term liabilities	23,768	(62)	579	-0-	24,285

Total Long-Term Liabilities	369,441	2,001	400	-0-	371,842
Inter-company advances	911	67,794	63,029	(131,734)	-0-
Shareholder’s Equity	47,711	290,106	96,781	(386,887)	47,711

Total Liabilities and Shareholder’s Equity	$433,587	$484,836	$197,597	$(518,621)	$597,399

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET —Restated

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$795,023	$171,550	$-0-	$966,573
Cost of sales	-0-	662,054	137,058	-0-	799,112

Gross profit	-0-	132,969	34,492	-0-	167,461
Operating Expenses:
Selling, general and administrative expenses	11,909	68,858	24,676	-0-	105,443
Income (loss) from subsidiaries	73,630	13,538	-0-	(87,168)	-0-
Restructuring and impairment charges	-0-	5,359	-0-	-0-	5,359

Operating Income (loss)	61,721	72,290	9,816	(87,168)	56,659
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	(12,656)	12,656	-0-
Interest Expense	32,038	(221)	362	-0-	32,179

(Loss) income before income taxes	29,683	72,511	22,110	(99,824)	24,480
Income taxes	-0-	(11,768)	8,572	(2,007)	(5,203)

Net (loss) income	$29,683	$84,279	$13,538	$(97,817)	$29,683

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME —Restated

For the Year Ended December 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$668,089	$145,433	$-0-	$813,522
Cost of sales	-0-	566,648	112,777	-0-	679,425

Gross profit	-0-	101,441	32,656	-0-	134,097
Selling, general and administrative expenses	10,526	60,150	20,865	-0-	91,541
Income (loss) from subsidiaries	48,469	8,770	-0-	(57,239)	-0-
Asset Impairment Charge	-0-	3,539	-0-	-0-	3,539

Operating Income (loss)	37,943	46,522	11,791	(57,239)	39,017
Interest expense	22,618	954	296	-0-	23,868
Gain on acquisition of business	-0-	(2,210)	-0-	-0-	(2,210)

Income before income taxes	15,325	47,778	11,495	(57,239)	17,359
Income taxes	-0-	(691)	2,725	-0-	2,034

Net (loss) income	$15,325	$48,469	$8,770	$(57,239)	$15,325

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME —Restated

For the Year Ended December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$572,333	$128,714	$-0-	$701,047
Cost of sales	-0-	494,323	102,877	-0-	597,200

Gross profit	-0-	78,010	25,837	-0-	103,847
Operating Expenses:
Selling, general and administrative expenses	10,635	56,573	19,193	-0-	86,401
Income (loss) from subsidiaries	21,799	5,482	-0-	(27,281)	-0-
Restructuring and impairment charges	-0-	5,206	-0-	-0-	5,206

Operating Income (loss)	11,164	21,713	6,644	(27,281)	12,240
Gain on purchase of 8.375% senior subordinated notes	-0-	-0-	-0-	(12,529)	(12,529)
Interest expense	22,041	1,152	752	-0-	23,945

(Loss) income before income tax (benefit) expense	(10,877)	20,561	5,892	(14,752)	824
Income tax (benefit) expense	-0-	(1,238)	410	-0-	(828)

Net income (loss)	$(10,877)	$21,799	$5,482	$(14,752)	$1,652

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(46,172)	$76,259	$(811)	$(2,662)	$26,614
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(99)	(9,834)	(821)	-0-	(10,754)
Proceeds from sale of property	-0-	1,575	-0-	-0-	1,575
Proceeds from the bond redemption	-0-	-0-	26,165	(26,165)	-0-

Net cash (used) provided in investing activities	(99)	(8,259)	25,344	(26,165)	(9,179)
Cash flows from financing activities:
Payments on term loans and other debt	(34,371)	(1,998)	(1,229)	-0-	(37,598)
Intercompany account change	59,083	(65,893)	4,148	2,662	-0-
Bank Debt Issue Costs	(1,080)	-0-	-0-	-0-	(1,080)
Issuance of 8.125% senior notes net of deferred financing costs	244,970	-0-	-0-	-0-	244,970
Redemption of 8.375% senior subordinated notes due 2014	(215,720)	-0-	-0-	26,165	(189,555)
Proceeds from revolving credit	2,800	-0-	-0-	-0-	2,800
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Dividends	(10,000)	-0-	-0-	-0-	(10,000)

Net cash provided (used) by financing activities	44,932	(67,891)	2,919	28,827	8,787

Increase (decrease) in cash and cash equivalents	(1,339)	109	27,452	-0-	26,222
Cash and cash equivalents at beginning of year	1,339	-0-	33,736	-0-	35,075

Cash and cash equivalents at end of year	$-0-	$109	$61,188	$-0-	$61,297

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(25,745)	$77,809	$11,980	$10,504	$74,548
Cash flows from investing activities:
Acquisitions	-0-	(25,900)	-0-	-0-	(25,900)
Purchases of property, plant and equipment, net	(44)	(7,924)	4,017	-0-	(3,951)

Net cash (used) provided in investing activities	(44)	(33,824)	4,017	-0-	(29,851)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Intercompany account change	55,345	(43,248)	(1,593)	(10,504)	-0-
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(4,142)	-0-	-0-	-0-	(4,142)
Payments on debt	(16,700)	(737)	(2,507)	-0-	(19,944)

Net cash provided (used) by financing activities	26,991	(43,985)	(4,100)	(10,504)	(31,598)

Increase in cash and cash equivalents	1,202	-0-	11,897	-0-	13,099
Cash and cash equivalents at beginning of year	137	-0-	21,839	-0-	21,976

Cash and cash equivalents at end of year	$1,339	$-0-	$33,736	$-0-	$35,075

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operations	$(42,523)	$48,085	$23,794	$20,332	$49,688
Cash flows from investing activities:
Purchases of property, plant and equipment, net	197	(4,125)	(1,647)	-0-	(5,575)

Net cash provided (used) in investing activities	197	(4,125)	(1,647)	-0-	(5,575)
Cash flows from financing activities:
Intercompany account change	64,342	(53,242)	9,232	(20,332)	-0-
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Purchase of 8.375% senior subordinated notes	-0-	-0-	(13,511)	-0-	(13,511)
Proceeds from bank arrangements	(21,129)	2,163	(6,533)	-0-	(25,499)

Net cash (used) provided by financing activities	42,463	(51,079)	(10,812)	(20,332)	(39,760)

Increase (decrease) in cash and cash equivalents	137	(7,119)	11,335	-0-	4,353
Cash and cash equivalents at beginning of year	-0-	7,119	10,504	-0-	17,623

Cash and cash equivalents at end of year	$137	$-0-	$21,839	$-0-	$21,976

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — Stock Plan

Holdings’ grants share-based compensation awards to Industries’ employees. In accordance with ASC 718, such costs are allocated to Industries. Under the provisions of Holdings’ 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of the Holdings’ Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of Holdings’ common stock that may be awarded under the 1998 Plan is 3,100,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

There were no options awarded in 2011, 2010 and 2009.

A summary of option activity as of December 31, 2011 and changes during the year then ended is presented below:

	2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	458,634	$6.17
Granted	-0-	-0-
Exercised	(223,300)	2.18
Canceled or Expired	(7,000)	1.91

Outstanding — end of year	228,334	$14.58	4.6 years	$930
Options Exercisable	224,584	14.59	4.6 years	914

Exercise prices for options outstanding as of December 31, 2011 range from $3.05 to $6.28, $13.40 to $15.61 and $20.00 to $24.92. The number of options outstanding at December 31, 2011, which correspond with these ranges, are 36,500, 151,834 and 40,000, respectively. The number of options exercisable at December 31, 2011, which correspond to these ranges are 36,500, 148,084 and 40,000, respectively. The weighted average contractual life of these options is 4.6 years.

The fair value provisions for option awards resulted in compensation expense of $98, $272 and $396 (before tax), for 2011, 2010 and 2009, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3,609, $368 and $104, respectively. Net cash proceeds from the exercise of stock options were $494, $150 and $783 respectively. There were no income tax benefits because the Company had a net operating loss carryforward.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

A summary of restricted share activity for the year ended December 31, 2011 is as follows:

	2011
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — beginning of year	419,390	$6.26
Granted	194,000	20.35
Vested	(220,096)	6.73
Canceled or expired	(200)	3.18

Outstanding — end of year	393,094	$9.77

The Company recognized compensation expense of $1,988, $1,463 and $1,969 for the years ended December 31, 2011, 2010 and 2009, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $3,986, $4,043, and $797, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

As of December 31, 2011, the Company had unrecognized compensation expense of $3,699, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.3 years.

The number of shares available for future grants for all plans at December 31, 2011 is 144,484.

Schedule II

PARK-OHIO INDUSTRIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2011:
Allowances deducted from assets:
Trade receivable allowances	$6,011	$708	$(1,236	)(A)	$5,483
Inventory obsolescence reserve	22,788	7,433	(5,340	)(B)	24,881
Tax valuation allowances	22,386	(17,977)	-0-	(D)	4,409
Product warranty liability	4,046	3,583	(3,421	)(C)	4,208

Year Ended December 31, 2010:
Allowances deducted from assets:
Trade receivable allowances	$8,388	$2,581	$(4,958	)(A)	$6,011
Inventory obsolescence reserve	21,456	8,956	(7,624	)(B)	22,788
Tax valuation allowances	30,668	(5,754)	(2,528	)(D)	22,386
Product warranty liability	2,760	2,294	(1,008	)(C)	4,046

Year Ended December 31, 2009:
Allowances deducted from assets:
Trade receivable allowances	$3,044	$6,527	$(1,183	)(A)	$8,388
Inventory obsolescence reserve	22,313	7,153	(8,010	)(B)	21,456
Tax valuation allowances	34,921	(1,815)	(2,438	)(D)	30,668
Product warranty liability	5,402	704	(3,346	)(C)	2,760

Note (A)- Uncollectible accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Loss and loss adjustment.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Company’s independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2011.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2011, due solely to the material weakness in the Company’s internal control over financial reporting described below in “Management’s assessment of the effectiveness of the Company’s internal control over financial reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the consolidated financial statements included in this annual report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, the Company’s management has concluded that the Company did not maintain internal control over financial reporting as a result of the following material weakness:

•	The Company did not maintain effective controls over its accounting for the allocation of share-based compensation expense to Industries.

Holdings grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, such costs should have been allocated to the Company. As a result, the Company is restating its previously issued consolidated financial statements for the years ended December 31, 2010 and 2009 to properly allocate share-based compensation expense to Industries.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is evaluating appropriate changes in internal controls to address the material weakness described above.

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

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2011 and 2010:

	2011	2010
Audit fees	$1,169,000	$965,000
Audit-related fees	75,000	425,000
Tax fees	49,800	64,000

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

(a) (1) The following financial statements are included in Part II, Item 8 of this annual report on Form 10-K:

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

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 30, 2012
* Jeffrey L. Rutherford	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 30, 2012	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2011

EXHIBIT INDEX

Exhibit
3.1	Amended and Restated Articles of Incorporation of Park-Ohio Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

3.2	Code of Regulations of Park-Ohio Industries, Inc. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

4.1	Fourth Amended and Restated Credit Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., RB&W Corporation of Canada Inc., the Ex-Im Borrowers party thereto, the other loan parties thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, RBS Business Capital as Syndication Agent, Key Bank National Association, as Co-Documentation Agent, Bank of America, N.A., as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank National Association, as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager, (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp., filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2	Indenture, dated as of November 30, 2004, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.1	Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on June 3, 2009, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*	Park-Ohio Holdings Corp. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.4*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.5*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

Exhibit

10.6	2009 Director Supplemental Defined Contributions Plan of Park-Ohio Holdings Corp. (filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7	Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.12	Asset Purchase Agreement, dated as of August 31, 2010, by and among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13	Bill of Sale, dated September 30, 2010, by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.14	Registration Rights Agreement, dated as of April 7, 2011, by and among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers party thereto (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed April 7, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.