Form 10-Q/A
period 2011-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2012-05-14
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

(2)	Has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2011, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 25.

This Amendment No. 1 (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of Park-Ohio Industries, Inc. (the “Company”). The Unaudited Condensed Consolidated Financial Statements of the Company previously reported on Form 10-Q for the quarter ended March 31, 2011 have been amended and restated in order to reflect certain adjustments to the Company’s Unaudited Condensed Consolidated Financial Statements as of March 31, 2011, December 31, 2010 and March 31, 2010, relating to the impact of the allocation of the share-based compensation expense to the Company from its parent company, Park-Ohio Holdings Corp. The impact of the restatement is more fully described in Note A1 to the Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q/A. Please refer to Note A1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012 for additional discussion on the nature of the restatement adjustments. The restatements to the affected financial statements were non-cash in nature. All referenced amounts in this Form 10-Q/A for prior periods and prior-period comparisons reflect the balances and amounts on a restated basis, as applicable.

This Form 10-Q/A amends and restates in their entireties Items 1, 2 and 4 of Part I and Item 6 of Part II of the Company’s original Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2011, and no other information in that report is amended hereby. This Form 10-Q/A continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011 Restated	December 31, 2010 Restated
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$26,021	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,473 at March 31, 2011 and $6,011 at December 31, 2010	146,470	126,409
Inventories	200,707	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	13,774	12,751
Other current assets	10,643	12,797

Total Current Assets	408,111	390,070
Property, Plant and Equipment	259,796	256,053
Less accumulated depreciation	189,652	184,284

	70,144	71,769
Other Assets
Goodwill	9,671	9,100
Other	85,227	84,340

	$573,153	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Trade accounts payable	$115,564	$95,690
Payable to affiliates	7,255	11,879
Accrued expenses	65,913	59,200
Current portion of long-term debt	7,792	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	198,702	182,703
Long-Term Liabilities, less current portion
8.375% Senior Subordinated Notes due 2014	183,835	183,835
Revolving credit facility	103,800	113,300
Other long-term debt	5,058	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	23,372	22,863

	325,786	335,041
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	58,209	58,531
Retained deficit	(14,679)	(23,404)
Accumulated other comprehensive income	5,135	2,408

	48,665	37,535

	$573,153	$555,279

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	Restated	Restated
	(Amounts in thousands)
Net sales	$241,628	$191,701
Cost of products sold	199,693	162,363

Gross profit	41,935	29,338
Selling, general and administrative expenses	25,650	20,918

Operating income	16,285	8,420
Interest expense	5,882	5,455

Income before income taxes	10,403	2,965
Income taxes	1,678	868

Net income	$8,725	$2,097

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at January 1, 2011, as restated	$-0-	$58,531	$(23,404)	$2,408	$37,535
Comprehensive income:
Net income			8,725		8,725
Foreign currency translation adjustment				2,621	2,621
Pension and post retirement benefit adjustments, net of tax				106	106

Comprehensive income					11,452
Share-based compensation		428			428
Distribution of capital to shareholder		(750)			(750)

Balance at March 31, 2011, as restated	$-0-	$58,209	$(14,679)	$5,135	$48,665

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	Restated	Restated
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$8,725	$2,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,957	4,168
Share-based compensation	428	462
Changes in operating assets and liabilities:
Accounts receivable	(20,061)	(15,405)
Inventories and other current assets	(11,657)	18,196
Accounts payable and accrued expenses	26,612	17,628
Other	935	(4,922)

Net Cash Provided by Operating Activities	8,939	22,224
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,515)	(1,580)

Net Cash Used by Investing Activities	(1,515)	(1,580)
FINANCING ACTIVITIES
Payments on debt, net	(15,728)	(4,450)
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	-0-	(6,762)
Debt issue costs	-0-	(3,806)

Net Cash Used by Financing Activities	(16,478)	(15,768)

(Decrease) Increase in Cash and Cash Equivalents	(9,054)	4,876
Cash and Cash Equivalents at Beginning of Period	35,075	21,976

Cash and Cash Equivalents at End of Period	$26,021	$26,852

Taxes paid	$463	$573
Interest paid	$1,389	$1,167

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollar amounts in thousands)

NOTE A — Basis of Presentation

The consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp.

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

Note A1 – Restatement of Prior Financial Statements

Park-Ohio Holdings Corp. (“Holdings”), the parent of the Company, grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, “Compensation” – Stock Compensation (“ASC 718”), such costs should have been allocated to the Company. As a result, the Company is restating its previously issued unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2011 and 2010 to properly allocate share-based compensation expense to the Company. Holdings had previously recognized compensation expense for all share-based payments to employees based on their fair values. These costs were not previously allocated to the Company, which resulted in overstatement of net income and understatement of retained deficit and additional paid-in-capital.

To correct the overstatement of net income, the Company recorded additional selling, general and administrative expenses of $428 and $462 for the three months ended March 31, 2011 and 2010, respectively. The Company has also increased additional paid-in-capital and retained deficit as of January 1, 2010, representing the cumulative effect of the error for all periods prior to January 1, 2011. The correction of the error had no impact on cash flows, current assets, total assets or total shareholder’s equity. Accordingly, the restatement corrects the following line items in the Company’s 2011 and 2010 condensed consolidated financial statements:

	As Previously Reported	As Restated
For the three months ended March 31, 2011
Selling, general, and administrative expenses	$25,222	$25,650
Operating income	16,713	16,285
Income before income taxes	10,831	10,403
Net income	9,153	8,725
Statement of Cash Flows-Share-based compensation	-0-	428
As of March 31, 2011
Retained deficit	$(3,570)	$(14,679)
Additional paid-in capital	47,100	58,209
For the three months ended March 31, 2010
Selling, general, and administrative expenses	$20,456	$20,918
Operating income	8,882	8,420
Income before income taxes	3,427	2,965
Net income	2,559	2,097
Statement of Cash Flows-Share-based compensation	-0-	462

	As Previously Reported	As Restated
As of December 31, 2010
Retained deficit	$(12,723)	$(23,404)
Additional paid-in capital	47,850	58,531

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

Results by business segment were as follows:

	Three Months Ended March 31,
	2011	2010
Net sales:
Supply Technologies	$123,226	$94,238
Aluminum Products	39,041	36,588
Manufactured Products	79,361	60,875

	$241,628	$191,701

Income before income taxes restated:
Supply Technologies	$8,633	$4,484
Aluminum Products	3,314	1,936
Manufactured Products	8,546	4,933

	20,493	11,353
Corporate costs	(4,208)	(2,933)
Interest expense	(5,882)	(5,455)

	$10,403	$2,965

	March 31, 2011	December 31, 2010
Identifiable assets were as follows:
Supply Technologies	$234,397	$217,915
Aluminum Products	68,901	66,219
Manufactured Products	201,909	188,017
General corporate	67,946	83,128

	$573,153	$555,279

NOTE C — Inventories

The components of inventory consisted of the following:

	March 31, 2011	December 31, 2010
Finished goods	$118,551	$116,202
Work in process	23,256	24,339
Raw materials and supplies	58,900	52,001

	$200,707	$192,542

NOTE D — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service costs	$109	$81	$12	$9
Interest costs	596	643	228	248
Expected return on plan assets	(2,229)	(1,984)	-0-	-0-
Transition obligation	(10)	(10)	-0-	-0-
Amortization of prior service cost	11	15	(24)	(24)
Recognized net actuarial loss	-0-	82	129	107

Benefit (income) costs	$(1,523)	$(1,173)	$345	$340

During March 2009, the Company suspended indefinitely its contribution to its 401(k) defined contribution plan covering substantially all U.S. employees.

NOTE E — Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,
	2011	2010
	Restated	Restated
Net income	$8,725	$2,097
Foreign currency translation	2,621	(2,027)
Pension and post retirement benefit adjustments, net of tax	106	195

Total comprehensive income	$11,452	$265

The components of accumulated comprehensive income at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Foreign currency translation adjustment	$8,830	$6,209
Pension and postretirement benefit adjustments, net of tax	(3,695)	(3,801)

	$5,135	$2,408

The pension and postretirement benefit liability amounts were net of deferred taxes of $1,143 at March 31, 2011 and December 31, 2010. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

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

The effective income tax rate in the first three months of 2011 and 2010 was 16.1% and 29.3%, respectively. The 2011 annual effective income tax rate is estimated to be approximately 17% and is lower than the 35% United States federal statutory rate primarily due to anticipated income in the United States for which the Company will record no tax expense due to a full valuation allowance against its U.S. net deferred tax assets and anticipated income earned in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

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

The fair value of the 8.375% senior subordinated notes due 2014 is estimated based on a third party’s bid price. The fair value approximated $189,350 at March 31, 2011 and $187,512 at December 31, 2010.

NOTE I — Financing Arrangements

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 8, 2010, and subsequently on August 31, 2010, the Credit Agreement was amended and restated to, among other things, extend its maturity date to

April 30, 2014 and reduce the loan commitment from $270,000 to $210,000, which includes a term loan A that is secured by real estate and machinery and equipment and an unsecured term loan B. The Credit Agreement contains a detailed borrowing base formula that provides borrowing capacity to the Company based on negotiated percentages of eligible accounts receivable, inventory and fixed assets. At March 31, 2011, the Company had approximately $61,900 of unused borrowing capacity available under the Credit Agreement. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 3% to 4% or (ii) the bank’s prime lending rate plus 1%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Interest on the term loan A is at either (i) LIBOR plus 3.25% to 4.25% or (ii) the bank’s prime lending rate plus .75% to 1.75%, at the Company’s election. Interest on the term loan B is at either (i) LIBOR plus 5.25% to 6.25% or (ii) the bank’s prime lending rate plus 3.25% to 4.25%, at the Company’s election. The term loan A is amortized based on a ten-year schedule with the balance due at maturity. The term loan B is amortized over a two-year period, plus 50% of debt service coverage excess capped at $3,500.

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
8.375% senior subordinated notes due 2014	$183,835	$183,835
Revolving credit	81,400	90,200
Term loan A	25,200	25,900
Term loan B	3,700	8,400
Other	6,350	7,878

	300,485	316,213
Less current maturities	7,792	13,756

Total	$292,693	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The Notes bear an interest rate of 8.125% per annum and will be payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased revolving credit facility up to $200,000, extends the maturity date of the borrowings under the revolving credit facility to April 7, 2016, and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. The Company also purchased all of its outstanding 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $183,835 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 in the aggregate principal amount of $26,165 that were held by its affiliates.

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

Three Months Ended
March 31, 2010 Restated
Pro forma revenues	$212,754
Pro forma net income	$2,156

NOTE L — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (collectively, the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium and interest with respect to the Notes. Each of the Guarantor Subsidiaries is “100% owned,” as defined by Rule 3-10(h)(1) of Regulation S-X.

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

Certain comparative amounts in the accompanying supplemental condensed consolidated financial statements as of December 31, 2010 and for the three-month period ended March 31, 2010 have been reclassified to conform to the current year presentation and to properly present the Parent’s investment and earnings in subsidiaries. These classification adjustments did not affect the Company’s previously reported interim or annual consolidated balance sheets, consolidated statements of income, consolidated statements of stockholder’s equity or consolidated statements of cash flows.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-0-	$1,318	$24,703	$-0-	$26,021
Accounts receivable, net	-0-	113,810	32,660	-0-	146,470
Inventories	-0-	162,246	38,461	-0-	200,707
Other current assets	1,823	8,714	13,880	-0-	24,417
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(4,607)	302,547	110,171	-0-	408,111
Investment in subsidiaries	313,230	59,360	-0-	(372,590)	-0-
Inter-company advances	58,413	39,531	27,656	(125,600)	-0-
Property, Plant and Equipment, net	5,435	59,184	5,525	-0-	70,144
Other Assets:
Goodwill	-0-	6,908	2,763	-0-	9,671
Other	64,748	19,196	14,919	(13,636)	85,227

Total Other Assets	64,748	26,104	17,682	(13,636)	94,898

Total Assets	$437,219	$486,726	$161,034	$(511,826)	$573,153

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Trade accounts payable	$7,437	$91,637	$16,490	$-0-	$115,564
Payable to affiliates	7,255	-0-	-0-	-0-	7,255
Accrued expenses	9,543	40,667	15,703	-0-	65,913
Current portion of long-term liabilities	6,500	3,468	2	-0-	9,970

Total Current Liabilities	30,735	135,772	32,195	-0-	198,702
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	103,800	-0-	-0-	-0-	103,800
Other long-term debt	-0-	5,058	-0-	-0-	5,058
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	23,215	(550)	707	-0-	23,372

Total Long-Term Liabilities	348,282	3,270	399	(26,165)	325,786
Inter-company advances	22,066	34,454	69,080	(125,600)	-0-
Shareholder’s Equity	36,136	313,230	59,360	(360,061)	48,665

Total Liabilities and Shareholder’s Equity	$437,219	$486,726	$161,034	$(511,826)	$573,153

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,339	$-0-	$33,736	$-0-	$35,075
Accounts receivable, net	-0-	101,268	25,141	-0-	126,409
Inventories	-0-	159,962	32,580	-0-	192,542
Other current assets	1,947	9,110	14,491	-0-	25,548
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(3,144)	286,799	106,415	-0-	390,070
Investment in subsidiaries	289,007	80,059	-0-	(369,066)	-0-
Inter-company advances	80,416	-0-	36,926	(117,342)	-0-
Property, Plant and Equipment, net	5,505	60,782	5,482	-0-	71,769
Other Assets:
Goodwill	-0-	6,503	2,597	-0-	9,100
Other	63,536	19,974	14,466	(13,636)	84,340

Total Assets	$435,320	$454,117	$165,886	$(500,044)	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Trade accounts payable	$9,726	$69,108	$16,856	$-0-	$95,690
Payable to affiliates	11,879	-0-	-0-	-0-	11,879
Accrued expenses	3,496	39,464	16,240	-0-	59,200
Current portion of long-term liabilities	13,378	1,327	1,229	-0-	15,934

Total Current Liabilities	38,479	109,899	34,325	-0-	182,703
Long-Term Liabilities, less current portion 8.375% Senior Subordinated Notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	113,300	-0-	-0-	-0-	113,300
Other long-term debt	-0-	5,322	-0-	-0-	5,322
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	21,017	1,630	216	-0-	22,863

Total Long-Term Liabilities	355,584	5,714	(92)	(26,165)	335,041
Inter-company advances	16,251	49,497	51,594	(117,342)	-0-
Shareholder’s Equity	25,006	289,007	80,059	(356,537)	37,535

Total Liabilities and Shareholder’s Equity	$435,320	$454,117	$165,886	$(500,044)	$555,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$203,026	$38,602	$-0-	$241,628
Cost of sales	-0-	169,465	30,228	-0-	199,693

Gross profit	-0-	33,561	8,374	-0-	41,935
Operating expenses:
Selling, general and administrative expenses	3,669	16,163	5,818	-0-	25,650
Income (loss) from subsidiaries	18,021	856	-0-	(18,877)	-0-

Operating income	14,352	18,254	2,556	(18,877)	16,285
Interest expense	5,627	108	147	-0-	5,882

Income (loss) before income taxes	8,725	18,146	2,409	(18,877)	10,403
Income taxes	-0-	125	1,553	-0-	1,678

Net income (loss)	$8,725	$18,021	$856	$(18,877)	$8,725

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$157,944	$33,757	$-0-	$191,701
Cost of sales	-0-	136,661	25,702	-0-	162,363

Gross profit	-0-	21,283	8,055	-0-	29,338
Operating expenses:
Selling, general and administrative expenses	2,849	13,529	4,540	-0-	20,918
Income (loss) from subsidiaries	9,848	2,425	-0-	(12,273)	-0-

Operating income	6,999	10,179	3,515	(12,273)	8,420
Interest expense	4,902	231	322	-0-	5,455

Income before income taxes	2,097	9,948	3,193	(12,273)	2,965
Income taxes	-0-	100	768	-0-	868

Net income (loss)	$2,097	$9,848	$2,425	$(12,273)	$2,097

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(8,374)	$27,256	$(12,768)	$2,825	$8,939
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(14)	(1,262)	(239)	-0-	(1,515)

Net cash used in investing activities	(14)	(1,262)	(239)	-0-	(1,515)
Cash flows from financing activities:
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Intercompany account change	24,441	(26,817)	5,201	(2,825)	-0-
(Principal payments on) proceeds from revolving credit and long term debt	(16,642)	2,141	(1,227)	-0-	(15,728)

Net cash provided (used) by financing activities	7,049	(24,676)	3,974	(2,825)	(16,478)

(Decrease) increase in cash and cash equivalents	(1,339)	1,318	(9,033)	-0-	(9,054)
Cash and cash equivalents at beginning of period	1,339	-0-	33,736	-0-	35,075

Cash and cash equivalents at end of period	$-0-	$1,318	$24,703	$-0-	$26,021

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided (used) by operations	$(2,993)	$41,282	$(3,151)	$(12,914)	$22,224
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(26)	(7,047)	5,493	-0-	(1,580)

Net cash (used) provided in investing activities	(26)	(7,047)	5,493	-0-	(1,580)
Cash flows from financing activities:
Payments on debt	(1,814)	(2,629)	(7)	-0-	(4,450)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Intercompany account change	16,014	(30,230)	1,302	12,914	-0-
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(3,806)	-0-	-0-	-0-	(3,806)

Net cash (used) provided by financing activities	2,882	(32,859)	1,295	-0-	(15,768)

(Decrease) increase in cash and cash equivalents	(137)	1,376	3,637	-0-	4,876
Cash and cash equivalents at beginning of period	137	-0-	21,839	-0-	21,976

Cash and cash equivalents at end of period	$-0-	$1,376	$25,476	$-0-	$26,852

NOTE M — Stock-Based Compensation

Total stock-based compensation expense recorded in the first three months of 2011 and 2010 was $428 and $462, respectively. There were no stock option or restricted stock awards during the first three months of 2011 and 2010. As of March 31, 2011, there was $1,475 of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 1.5 years.

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

                                             /s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 10, 2011,

except for Note A1, as to which the date is

May 14, 2012

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

Executive Overview

We are an industrial Total Supply ManagementTM and diversified manufacturing business, operating in three segments: Supply Technologies, Aluminum Products and Manufactured Products. Our Supply Technologies business provides our customers with Total Supply ManagementTM, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply ManagementTM includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Aluminum Products casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural, construction, heavy-duty truck and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Aluminum Products also provides value-added services such as design and engineering and assembly. Manufactured Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Manufactured Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Manufactured Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the condensed consolidated financial statements, included elsewhere herein.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2011. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Three Months 2011 versus Three Months 2010

Net Sales by Segment:

	Three Months
	Ended
	March 31,
				Percent
	2011	2010	Change	Change
	(Dollars in millions)
Supply Technologies	$123.2	$94.2	$29.0	31%
Aluminum Products	39.0	36.6	2.4	7%
Manufactured Products	79.4	60.9	18.5	30%

Consolidated Net Sales	$241.6	$191.7	$49.9	26%

Net sales increased $49.9 million to $241.6 million in the first three months of 2011 compared to $191.7 million in the same period in 2010 as the Company experienced volume increases in each of its segments. Supply Technologies sales increased 31% primarily due to volume increases in the heavy-duty truck, electrical, semi-conductor, power sports, HVAC, agricultural and construction equipment industries offset primarily by declines in the consumer electronics, medical and plumbing industries. In addition, there were $14.0 million of sales resulting from the acquisition of ACS. Aluminum Products sales increased 7% primarily from sales of $8.2 million resulting from the acquisition of Rome. Manufactured Products sales increased 30% primarily due to the increased business in the capital equipment, forged and machine and rubber products business units. In addition, there were $5.8 million of sales resulting from the acquisition of Pillar.

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

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months Ended
	March 31,
	2011	2010		Percent
	Restated	Restated	Change	Change
	(Dollars in millions)
Consolidated SG&A expenses	$25.7	$20.9	$4.8	23%
SG&A percent	10.6%	10.9%

Consolidated SG&A expenses increased 23% in the first three months of 2011 compared to the same period in 2010, representing a 3 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased in the first three months of 2011 compared to the same period in 2010 primarily due to increases in payroll and payroll related expenses.

Interest Expense:

	Three Months
	Ended
	March 31,
				Percent
	2011	2010	Change	Change
	(Dollars in millions)
Interest expense	$5.9	$5.5	$.4	7%
Average outstanding borrowings	$308.7	$331.0	$(22.3)	(7)%
Average borrowing rate	7.64%	6.64%	100 basis points

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

Income Tax:

The provision for income taxes was $1.7 million in the first three months of 2011, a 16% effective income tax rate, compared to income taxes of $.9 million provided in the corresponding period of 2010, a 29% effective income tax rate. We estimate that the effective tax rate for full-year 2011 will be approximately 17%.

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

Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company did not maintain internal control over financial reporting as a result of the following material weakness:

•

The Company did not maintain effective controls over its accounting for the allocation of share-based compensation expense to the Company. Park-Ohio Holdings Corp. grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, such costs should have been allocated to the Company. As a result, the Company is restating its previously issued condensed consolidated financial statements for the three-month periods ended March 31, 2011 and 2010.

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

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By	/s/ PATRICK W. FOGARTY
Name: Patrick W. Fogarty Title: Interim Chief Financial Officer, Director of Corporate Development (Principal Financial and Accounting Officer)

Date: May 14, 2012

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