Form 10-Q/A
period 2011-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2012-05-14
CIK 1068148

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

This Amendment No. 1 (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of Park-Ohio Industries, Inc. (the “Company”). The Unaudited Condensed Consolidated Financial Statements of the Company previously reported on Form 10-Q for the quarter ended June 30, 2011 have been amended and restated in order to reflect certain adjustments to the Company’s Unaudited Condensed Consolidated Financial Statements as of June 30, 2011, December 31, 2010 and June 30, 2010, relating to the impact of the allocation of the share-based compensation expense to the Company from its parent company, Park-Ohio Holdings Corp. The impact of the restatement is more fully described in Note A1 to the Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q/A. Please refer to Note A1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012 for additional discussion on the nature of the restatement adjustments. The restatements to the affected financial statements were non-cash in nature. All referenced amounts in this Form 10-Q/A for prior periods and prior-period comparisons reflect the balances and amounts on a restated basis, as applicable.

This Form 10-Q/A amends and restates in their entireties Items 1, 2 and 4 of Part I and Item 6 of Part II of the Company’s original Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2011, and no other information in that report is amended hereby. This Form 10-Q/A continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30. 2011 Restated	December 31, 2010 Restated
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$51,280	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,594 at June 30, 2011 and $6,011 at December 31, 2010	147,305	126,409
Inventories	205,752	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	17,556	12,751
Other current assets	12,193	12,797

Total Current Assets	444,582	390,070
Property, Plant and Equipment	258,795	256,053
Less accumulated depreciation	189,409	184,284

	69,386	71,769
Other Assets
Goodwill	9,891	9,100
Other	89,779	84,340

	$613,638	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$116,483	$95,690
Payable to affiliates	1,688	11,879
Accrued expenses	64,905	59,200
Current portion of long-term debt	1,291	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	186,545	182,703
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Revolving credit facility	90,500	113,300
Other long-term debt	4,948	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	22,754	22,863

	377,923	335,041
Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	58,701	58,531
Retained deficit	(15,587)	(23,404)
Accumulated other comprehensive income	6,056	2,408

	49,170	37,535

	$613,638	$555,279

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Restated	Restated	Restated	Restated
	(Amounts in thousands, except per share data)
Net sales	$246,808	$198,303	$488,436	$390,004
Cost of products sold	201,628	165,005	401,321	327,368

Gross profit	45,180	33,298	87,115	62,636
Selling, general and administrative expenses	28,643	22,164	54,295	43,082

Operating income	16,537	11,134	32,820	19,554
Interest expense	14,231	6,187	20,113	11,642

Income before income taxes	2,306	4,947	12,707	7,912
Income taxes	3,212	1,379	4,890	2,247

Net (loss) income	$(906)	$3,568	$7,817	$5,665

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at January 1, 2011, as restated	$-0-	$58,531	$(23,404)	$2,408	$37,535
Comprehensive income:
Net income			7,817		7,817
Foreign currency translation adjustment				3,436	3,436
Pension and post retirement benefit adjustments, net of tax				212	212

Comprehensive income					11,465
Share-based compensation		920			920
Distribution of capital to shareholder		(750)			(750)

Balance at June 30, 2011, as restated	$-0-	$58,701	$(15,587)	$6,056	$49,170

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	Restated	Restated
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$7,817	$5,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,229	8,433
Debt extinguishment costs	7,335	-0-
Share-based compensation	920	840
Changes in operating assets and liabilities:
Accounts receivable	(20,896)	(15,235)
Inventories and other current assets	(27,602)	28,425
Accounts payable and accrued expenses	26,516	15,958
Other	(24)	(9,151)

Net Cash Provided by Operating Activities	2,295	34,935
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(4,036)	(1,999)

Net Cash Used by Investing Activities	(4,036)	(1,999)
FINANCING ACTIVITIES
Payments on term loans and other debt	(35,939)	(2,017)
Proceeds from (Payments on) revolving credit facility	300	(14,400)
Issuance of 8.125% senior notes, net of deferred financing costs	244,970	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-
Bank debt issue costs	(1,080)	(3,847)
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	-0-	(6,762)

Net Cash Provided (Used) by Financing Activities	17,946	(27,776)

Increase in Cash and Cash Equivalents	16,205	5,160
Cash and Cash Equivalents at Beginning of Period	35,075	21,976

Cash and Cash Equivalents at End of Period	$51,280	$27,136

Taxes paid	$1,769	$945
Interest paid (includes $5,720 of senior subordinated notes redemption costs)	$15,389	$11,268

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

Note A1 – Restatement of Prior Financial Statements

Park-Ohio Holdings Corp. (“Holdings”), the parent of the Company, grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, “Compensation” – Stock Compensation (“ASC 718”), such costs should have been allocated to the Company. As a result, the Company is restating its previously issued unaudited condensed consolidated financial statements for the six-month and three-month periods ended June 30, 2011 and 2010 to properly allocate share-based compensation expense to the Company. Holdings had previously recognized compensation expense for all share-based payments to employees based on their fair values. These costs were not previously allocated to the Company, which resulted in overstatement of net income and understatement of retained deficit and additional paid-in-capital.

To correct the overstatement of net income, the Company recorded additional selling, general and administrative expenses of $492 and $378 for the three months ended June 30, 2011 and 2010, respectively, and $920 and $840 for the six months ended June 30, 2011 and 2010, respectively. The Company has also increased additional paid-in-capital and retained deficit as of January 1, 2010, representing the cumulative effect of the error for all periods prior to January 1, 2011. The correction of the error had no impact on cash flows, current assets, total assets or total shareholder’s equity. Accordingly, the restatement corrects the following line items in the Company’s 2011 and 2010 condensed consolidated financial statements:

	As Previously Reported	As Restated
For the six months ended June 30, 2011
Selling, general, and administrative expenses	$53,375	$54,295
Operating income	33,740	32,820
Income before income taxes	13,627	12,707
Net income	8,737	7,817
Statement of Cash Flows-Share-based compensation	-0-	920
For the three months ended June 30, 2011
Selling, general, and administrative expenses	$28,151	$28,643
Operating income	17,029	16,537
Income before income taxes	2,798	2,306
Net income	(414)	(906)
As of June 30, 2011
Retained deficit	$(3,986)	$(15,587)
Additional paid-in capital	47,100	58,701

	As Previously Reported	As Restated
For the six months ended June 30, 2010
Selling, general, and administrative expenses	$42,242	$43,082
Operating income	20,394	19,554
Income before income taxes	8,752	7,912
Net income	6,505	5,665
Statement of Cash Flows-Share-based compensation	-0-	840
For the three months ended June 30, 2010
Selling, general, and administrative expenses	$21,786	$22,164
Operating income	11,512	11,134
Income before income taxes	5,325	4,947
Net income	3,946	3,568
As of December 31, 2010
Retained deficit	$(12,723)	$(23,404)
Additional paid-in capital	47,850	58,531

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

Results by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Supply Technologies	$125,522	$97,185	$248,748	$191,423
Aluminum Products	33,452	37,572	72,493	74,160
Manufactured Products	87,834	63,546	167,195	124,421

	$246,808	$198,303	$488,436	$390,004

Income (loss) before income taxes, restated:
Supply Technologies	$8,419	$5,311	$17,052	$9,795
Aluminum Products	1,304	2,299	4,618	4,235
Manufactured Products	11,333	7,597	19,879	12,529

	21,056	15,207	41,549	26,559
Corporate costs	(4,519)	(4,073)	(8,729)	(7,005)
Interest expense	(14,231)	(6,187)	(20,113)	(11,642)

Income before income taxes	$2,306	$4,947	$12,707	$7,912

	June 30, 2011	December 31, 2010
Identifiable assets were as follows:
Supply Technologies	$234,491	$217,915
Aluminum Products	66,195	66,219
Manufactured Products	202,549	188,017
General corporate	110,403	83,128

	$613,638	$555,279

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

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

NOTE D — Inventories

The components of inventory consisted of the following:

	June 30, 2011	December 31, 2010
Finished goods	$122,825	$116,202
Work in process	25,366	24,339
Raw materials and supplies	57,561	52,001

	$205,752	$192,542

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$604	$81	$713	$162	$12	$9	$24	$18
Interest costs	596	643	1,192	1,286	228	248	456	496
Expected return on plan assets	(2,239)	(1,984)	(4,468)	(3,968)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(20)	(20)	-0-	-0-	-0-	-0-
Amortization of prior service cost	11	15	22	30	(24)	(24)	(48)	(48)
Recognized net actuarial loss	-0-	82	-0-	164	129	107	258	214

Benefit (income) costs	$(1,038)	$(1,173)	$(2,561)	$(2,346)	$345	$340	$690	$680

NOTE F — Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30, Restated		June 30, Restated
	2011	2010	2011	2010
Net income (loss)	$(906)	$3,568	$7,817	$5,665
Foreign currency translation	812	(3,863)	3,436	(5,890)
Pension and post retirement benefit adjustments, net of tax	107	195	212	390

Total comprehensive income (loss)	$13	$(100)	$11,465	$165

The components of accumulated comprehensive loss at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Foreign currency translation adjustment	$9,645	$6,209
Pension and postretirement benefit adjustments, net of tax	(3,589)	(3,801)

	$6,056	$2,408

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

The reported effective tax rate in the first six months of 2011 and 2010 was 38.5% and 28.4%, respectively. The primary reason for the variance is due to a provision for foreign income taxes of $2.1 million resulting from the retirement of our 8.375% senior subordinated notes due 2014 that were held by a foreign affiliate. The underlying effective tax rate on operations for the first six months of 2011 and 2010 was 22.0% and 28.4%, respectively. The primary reason for the variance is due to a change in the mix of income of foreign affiliates.

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

NOTE J — Financing Arrangement

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
8.125% senior notes due 2021	$250,000	$-0-
8.375% senior subordinated notes due 2014	-0-	183,835
Revolving credit	90,500	90,200
Term loan A	-0-	25,900
Term loan B	-0-	8,400
Other	6,239	7,878

	346,739	316,213
Less current maturities	1,291	13,756

Total	$345,448	$302,457

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016 and, amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At June 30, 2011 the Company had approximately $74,388 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 in the aggregate principal amount of 8.375% senior subordinated notes due 2014 that were not held by its affiliates, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the 8.375% senior subordinated notes due 2014 totaling $26,165 that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender and early redemption and wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the 8.375% senior subordinated notes due 2014 that were held by an affiliate.

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

	Three Months Ended	Six Months Ended
	June 30, 2011 Restated	June 30, 2010 Restated
Pro forma revenues	$221,571	$434,324
Pro forma net income	$3,024	$5,180

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

Certain comparative amounts in the accompanying supplemental condensed consolidated financial statements as of December 31, 2010 and for the three-month and six-month periods ended June 30, 2010 have been reclassified to conform to the current year presentation and to properly present the Parent’s investment and earnings in subsidiaries. These classification adjustments did not affect the Company’s previously reported interim or annual consolidated balance sheets, consolidated statements of income, consolidated statements of stockholder’s equity or consolidated statements of cash flows.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-0-	$917	$50,363	$-0-	$51,280
Accounts receivable, net	-0-	107,054	40,251	-0-	147,305
Inventories	-0-	167,924	37,828	-0-	205,752
Other current assets	562	16,031	13,156	-0-	29,749
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(5,868)	308,385	142,065	-0-	444,582
Investment in subsidiaries	322,801	102,119	-0-	(424,920)	-0-
Inter-company advances	56,945	46,507	46,147	(149,599)	-0-
Property, Plant and Equipment, net	5,360	57,287	6,739	-0-	69,386
Other Assets:
Goodwill	-0-	7,071	2,820	-0-	9,891
Other	70,002	17,576	2,201	-0-	89,779

Total Assets	$449,240	$538,945	$199,972	$(574,519)	$613,638

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$3,369	$96,935	$16,179	$-0-	$116,483
Payable to affiliates	1,688	-0-	-0-	-0-	1,688
Accrued expenses	9,539	36,014	19,352	-0-	64,905
Current portion of long-term liabilities	3,456	13	-0-	-0-	3,469

Total Current Liabilities	18,052	132,962	35,531	-0-	186,545
Long-Term Liabilities, less current portion
8.125% senior notes due 2021	250,000	-0-	-0-	-0-	250,000
Revolving credit	90,500	-0-	-0-	-0-	90,500
Other long-term debt	-0-	4,948	-0-	-0-	4,948
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	18,524	3,619	611	-0-	22,754

Total Long-Term Liabilities	370,291	7,329	303	-0-	377,923
Inter-company advances	11,727	75,853	62,019	(149,599)	-0-
Shareholder’s (Deficit) Equity	49,170	322,801	102,119	(424,920)	49,170

Total Liabilities and Shareholder’s (Deficit) Equity	$449,240	$538,945	$199,972	$(574,519)	$613,638

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,339	$-0-	$33,736	$-0-	$35,075
Accounts receivable, net	-0-	101,268	25,141	-0-	126,409
Inventories	-0-	159,962	32,580	-0-	192,542
Other current assets	1,947	9,110	14,491	-0-	25,548
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(3,144)	286,799	106,415	-0-	390,070
Investment in subsidiaries	289,007	80,059	-0-	(369,066)	-0-
Inter-company advances	80,416	-0-	36,926	(117,342)	-0-
Property, Plant and Equipment, net	5,505	60,782	5,482	-0-	71,769
Other Assets:
Goodwill	-0-	6,503	2,597	-0-	9,100
Other	63,536	19,974	14,466	(13,636)	84,340

Total Assets	$435,320	$454,117	$165,886	$(500,044)	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$9,726	$69,108	$16,856	$-0-	$95,690
Payable to affiliates	11,879	-0-	-0-	-0-	11,879
Accrued expenses	3,496	39,464	16,240	-0-	59,200
Current portion of long-term liabilities	13,378	1,327	1,229	-0-	15,934

Total Current Liabilities	38,479	109,899	34,325	-0-	182,703
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	113,300	-0-	-0-	-0-	113,300
Other long-term debt	-0-	5,322	-0-	-0-	5,322
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	21,017	1,630	216	-0-	22,863

Total Long-Term Liabilities	355,584	5,714	(92)	(26,165)	335,041
Inter-company advances	16,251	49,497	51,594	(117,342)	-0-
Shareholder’s Equity	25,006	289,007	80,059	(356,537)	37,535

Total Liabilities and Shareholder’s Equity	$435,320	$454,117	$165,886	$(500,044)	$555,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$404,846	$83,590	$-0-	$488,436
Cost of sales	-0-	337,257	64,064	-0-	401,321

Gross profit	-0-	67,589	19,526	-0-	87,115
Selling, general and administrative expenses	6,826	34,444	13,025	-0-	54,295
Income (loss) from subsidiaries	34,744	12,123	-0-	(46,867)	-0-

Operating income	27,918	45,268	6,501	(46,867)	32,820
Gain on bond redemption	-0-	-0-	(12,656)	12,656	-0-
Interest expense	20,101	(282)	294	-0-	20,113

Income (loss) before income taxes	7,817	45,550	18,863	(59,523)	12,707
Income taxes	-0-	250	6,740	(2,100)	4,890

Net income (loss)	$7,817	$45,300	$12,123	$(57,423)	$7,817

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$320,925	$69,079	$-0-	$390,004
Cost of sales	-0-	275,138	52,230	-0-	327,368

Gross profit	-0-	45,787	16,849	-0-	62,636
Selling, general and administrative expenses	6,297	28,397	8,388	-0-	43,082
Income (loss) from subsidiaries	22,822	5,996	-0-	(28,818)	-0-

Operating income	16,525	23,386	8,461	(28,818)	19,554
Interest expense	10,860	324	458	-0-	11,642

Income before income taxes	5,665	23,062	8,003	(28,818)	7,912
Income taxes	-0-	240	2,007	-0-	2,247

Net income	$5,665	$22,822	$5,996	$(28,818)	$5,665

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$201,820	$44,988	$-0-	$246,808
Cost of sales	-0-	167,792	33,836	-0-	201,628

Gross profit	-0-	34,028	11,152	-0-	45,180
Selling, general and administrative expenses	3,155	18,281	7,207	-0-	28,643
Income (loss) from subsidiaries	16,723	11,267	-0-	(27,990)	-0-

Operating income	13,568	27,014	3,945	(27,990)	16,537
Gain on bond redemption	-0-	-0-	(12,656)	12,656	-0-
Interest expense	14,474	(390)	147	-0-	14,231

Income (loss) before income taxes	(906)	27,404	16,454	(40,646)	2,306
Income taxes	-0-	125	5,187	(2,100)	3,212

Net income (loss)	$(906)	$27,279	$11,267	$(38,546)	$(906)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$162,981	$35,322	$-0-	$198,303
Cost of sales	-0-	138,477	26,528	-0-	165,005

Gross profit	-0-	24,504	8,794	-0-	33,298
Selling, general and administrative expenses	3,448	14,868	3,848	-0-	22,164
Income (loss) from subsidiaries	12,974	3,571	-0-	(16,545)	-0-

Operating income	9,526	13,207	4,946	(16,545)	11,134
Interest expense	5,958	93	136	0	6,187

Income before income taxes	3,538	13,114	4,810	(16,545)	4,947
Income taxes	0	140	1,239	-0-	1,379

Net income	$3,568	$12,974	$3,571	$(16,545)	$3,568

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(33,009)	$46,102	$(17,713)	$6,915	$2,295
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(22)	(2,277)	(1,737)	-0-	(4,036)
Proceeds from bond redemption	-0-	-0-	26,165	(26,165)	-0-

Net cash used provided in investing activities	(22)	(2,277)	24,428	(26,165)	(4,036)
Cash flows from financing activities:
Bank debt issue cost	(1,080)	-0-	-0-	-0-	(1,080)
Intercompany account change	37,368	(41,594)	11,141	(6,915)	-0-
Issuance of 8.125% senior notes net of deferred financing costs	244,970	-0-	-0-	-0-	244,970
Redemption of 8.375% senior subordinated notes due 2014	(215,720)	-0-	-0-	26,165	(189,555)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Proceeds from revolving credit facility	300	-0-	-0-	-0-	300
Payments on term loans and other debt	(33,396)	(1,314)	(1,229)	-0-	(35,939)

Net cash provided (used) by financing activities	31,692	(42,908)	9,912	19,250	17,946

(Decrease) increase in cash and cash equivalents	(1,339)	917	16,627	-0-	16,205
Cash and cash equivalents at beginning of period	1,339	-0-	33,736	-0-	35,075

Cash and cash equivalents at end of period	$-0-	$917	$50,363	$-0-	$51,280

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(13,113)	$60,978	$6,258	$(19,188)	$34,935
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(25)	(7,510)	5,536	-0-	(1,999)

Net cash (used) provided in investing activities	(25)	(7,510)	5,536	-0-	(1,999)
Cash flows from financing activities:
Payments on term loans and other debt	(515)	(1,666)	164	-0-	(2,017)
Payments on revolving credit facility	(14,400)	-0-	-0-	-0-	(14,400)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Intercompany account change	39,275	(51,802)	(6,661)	19,188	-0-
Debt issue costs	(3,847)	-0-	-0-	-0-	(3,847)

Net cash provided (used) by financing activities	13,001	(53,468)	(6,497)	19,188	(27,776)

(Decrease) increase in cash and cash equivalents	(137)	-0-	5,297	-0-	5,160
Cash and cash equivalents at beginning of period	137	-0-	21,839	-0-	21,976

Cash and cash equivalents at end of period	$-0-	$-0-	$27,136	$-0-	$27,136

NOTE N — Stock-Based Compensation

Total stock compensation expense recorded in the first six months of 2011 and 2010 was $920 and $840, respectively. Total stock compensation expense recorded in the second quarter of 2011 and 2010 was $492 and $378, respectively. There were 140,000 shares of restricted stock awarded during the six months ended June 30, 2011 at a price of $20.90 per share, all of which were awarded in the three months ended June 30, 2011. There were no stock options awarded during the six months ended June 30, 2011 and 2010. There were 5,000 shares of restricted stock awarded during the three months and six months ended June 30, 2010. As of June 30, 2011, there was $3,912 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.34 years.

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

August 5, 2011,

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2011. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Six Months 2011 versus Six Months 2010

Net Sales by Segment:

	Six Months
	Ended
	June 30,			Percent
	2011	2010	Change	Change
	(Dollars in millions)
Supply Technologies	$248.7	$191.4	$57.3	30%
Aluminum Products	72.5	74.2	(1.7)	(2)%
Manufactured Products	167.2	124.4	42.8	34%

Consolidated net sales	$488.4	$390.0	$98.4	25%

Net sales increased $98.4 million to $488.4 million in the first six months of 2011 compared to $390.0 million in the same period in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 30% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, agricultural and construction equipment industries offset primarily by declines in the instruments, consumer electronics, medical and plumbing industries. In addition, there were $25.7 million of incremental sales resulting from the acquisition of ACS. Aluminum Products sales decreased 2%, resulting primarily from the completion of certain automotive supply contracts offset by sales of $9.5 million resulting from the acquisition of Rome. Manufactured Products sales increased 34% primarily due to increased business in the capital equipment, forged and machined products and rubber products business units. In addition, there were $7.5 million of incremental sales resulting from the acquisition of Pillar.

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

Selling, General & Administrative (SG&A) Expenses:

	Six Months
	Ended
	June 30,
	Restated			Percent
	2011	2010	Change	Change
	(Dollars in millions)
Consolidated SG&A expenses	$54.3	$43.1	$11.2	26%
SG&A percent	11.1%	11.1%

Consolidated SG&A expenses increased 26% in the first six months of 2011 compared to the same period in 2010. SG&A expenses increased in the first six months of 2011 compared to the same period in 2010 primarily due to increases in payroll related expenses and to $3.9 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

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

Income Tax:

The provision for income taxes was $4.9 million in the first half of 2011 and the reported effective tax rate for the first six months was 39% and the underlying effective tax rate on operations was 22%, compared to a provision for income taxes of $2.2 million and reported effective tax rate and underlying effective tax rate on operations of 28% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the first six months of 2011 was primarily due to the tax impact resulting from the retirement of our 8.375% senior subordinated notes due 2014 that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 32%.

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

SG&A Expenses:

	Three Months
	Ended
	June 30,
	Restated			Percent
	2011	2010	Change	Change
	(Dollars in millions)
Consolidated SG&A expenses	$28.6	$22.2	$6.4	29%
SG&A percent	11.6%	11.2%

Consolidated SG&A expenses increased 29% in the second quarter of 2011 compared to the same quarter in 2010, representing an increase in SG&A expenses as a percent of sales of 40 basis points from 11.2% to 11.6%. SG&A expenses increased in the second quarter of 2011 compared to the same quarter in 2010 on a percentage basis primarily due to increases in payroll and payroll related expenses, travel expenses associated with the sale of the 8.125% Senior Notes and to $1.7 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

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

Income Tax:

The provision for income taxes was $3.2 million in the second quarter of 2011 and the reported effective tax rate was 139% and the underlying effective tax rate on operations was 48%, compared to a provision for income taxes of $1.4 million and a reported effective tax rate and underlying effective tax rate on operations of 29% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the second quarter of 2011 was primarily due to the tax impact resulting from the retirement of our 8.375% senior subordinated notes due 2014 that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 32%.

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

Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company did not maintain internal control over financial reporting as a result of the following material weakness:

•

The Company did not maintain effective controls over its accounting for the allocation of share-based compensation expense to the Company. Park-Ohio Holdings Corp. grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, such costs should have been allocated to the Company. As a result, the Company is restating its previously issued condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2011 and 2010.

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
Name: Patrick W. Fogarty
Title: Interim Chief Financial Officer, Director of Corporate Development
(Principal Financial and Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit
4.1	Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc., the guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio-Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2	Fifth Supplemental Indenture, dated April 7, 2011, among Park-Ohio Industries, Inc. the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.3	Fourth Amended and Restated Credit Agreement; dated April 7, 2011, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), the Lenders (as defined therein) JP Morgan Chase Bank, N.A., as administrative agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian agent, and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager. (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.1	Registration Rights Agreement, dated April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are a party thereto. (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2	Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document