Form 10-Q/A
period 2011-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2012-05-14
CIK 1068148

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

This Amendment No. 1 (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 of Park-Ohio Industries, Inc. (the “Company”). The Unaudited Condensed Consolidated Financial Statements of the Company previously reported on Form 10-Q for the quarter ended September 30, 2011 have been amended and restated in order to reflect certain adjustments to the Company’s Unaudited Condensed Consolidated Financial Statements as of September 30, 2011, December 31, 2010 and September 30, 2010, relating to the impact of the allocation of the share-based compensation expense to the Company from its parent company, Park-Ohio Holdings Corp. The impact of the restatement is more fully described in Note A1 to the Unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q/A. Please refer to Note A1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012 for additional discussion on the nature of the restatement adjustments. The restatements to the affected financial statements were non-cash in nature. All referenced amounts in this Form 10-Q/A for prior periods and prior-period comparisons reflect the balances and amounts on a restated basis, as applicable.

This Form 10-Q/A amends and restates in their entireties Items 1, 2 and 4 of Part I and Item 6 of Part II of the Company’s original Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and no other information in that report is amended hereby. This Form 10-Q/A continues to speak as of the date of the filing of that original Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30, 2011 Restated	December 31, 2010 Restated
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$63,632	$35,075
Accounts receivable, less allowances for doubtful accounts of $5,885 at September 30, 2011 and $6,011 at December 31, 2010	144,664	126,409
Inventories	208,592	192,542
Deferred tax assets	10,496	10,496
Unbilled contract revenue	18,557	12,751
Other current assets	13,867	12,797

Total Current Assets	459,808	390,070
Property, Plant and Equipment	260,005	256,053
Less accumulated depreciation	194,403	184,284

	65,602	71,769

Other Assets
Goodwill	9,573	9,100
Other	90,055	84,340

	$625,038	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Trade accounts payable	$115,479	$95,690
Payable to affiliates	1,691	11,879
Accrued expenses	76,912	59,200
Current portion of long-term debt	1,289	13,756
Current portion of other postretirement benefits	2,178	2,178

Total Current Liabilities	197,549	182,703
Long-Term Liabilities, less current portion
Senior Notes	250,000	183,835
Credit facility	91,200	113,300
Other long-term debt	4,836	5,322
Deferred tax liability	9,721	9,721
Other postretirement benefits and other long-term liabilities	22,138	22,863

	377,895	335,041

Shareholder’s Equity
Common Stock, par value $1 per share	-0-	-0-
Additional paid-in capital	59,306	58,531
Retained deficit	(12,714)	(23,404)
Accumulated other comprehensive income	3,002	2,408

	49,594	37,535

	$625,038	$555,279

Note:	The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Restated	Restated	Restated	Restated
	(Amounts in thousands)
Net sales	$243,544	$202,986	$731,980	$592,990
Cost of products sold	201,670	168,006	602,942	495,374

Gross profit	41,874	34,980	129,038	97,616
Selling, general and administrative expenses	26,247	22,135	80,590	65,217
Restructuring and asset impairment charges	5,359	3,539	5,359	3,539

Operating income	10,268	9,306	43,089	28,860
Gain on acquisition of business	-0-	(2,210)	-0-	(2,210)
Interest expense	6,218	6,488	26,331	18,130

Income before income taxes	4,050	5,028	16,758	12,940
Income taxes	1,178	(1,152)	6,068	1,095

Net income	$2,872	$6,180	$10,690	$11,845

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at January 1, 2011, as restated	$-0-	$58,531	$(23,404)	$2,408	$37,535
Comprehensive income:
Net income			10,690		10,690
Foreign currency translation adjustment				245	245
Pension and post retirement benefit adjustments, net of tax				349	349

Comprehensive income					11,284
Share-based compensation		1,525			1,525
Distribution of capital to shareholder		(750)			(750)

Balance at September 30, 2011, as restated	$-0-	$59,306	$(12,714)	$3,002	$49,594

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	Restated	Restated
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$10,690	$11,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,833	12,099
Gain on acquisition of business	-0-	(2,210)
Restructuring and asset impairment charge	5,359	3,539
Debt extinguishment costs	7,335	-0-
Share-based compensation	1,525	1,248
Changes in operating assets and liabilities:
Accounts receivable	(18,255)	(21,403)
Inventories and other current assets	(22,926)	29,107
Accounts payable and accrued expenses	37,501	35,552
Other	(14,722)	(11,240)

Net Cash Provided by Operating Activities	18,340	58,537
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(8,316)	(3,516)
Acquisitions	-0-	(16,000)

Net Cash Used by Investing Activities	(8,316)	(19,516)
FINANCING ACTIVITIES
Payments on term loans and other debt	(36,052)	-0-
Proceeds from (Payments on) revolving credit facility	1,000	(13,800)
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	244,970	-0-
Redemption of 8.375% senior subordinated notes due 2014	(189,555)	-0-
Bank debt issue costs	(1,080)	(4,141)
Distribution of capital to shareholder	(750)	(750)
Capital contribution from parent	-0-	(6,762)

Net Cash Provided (Used) by Financing Activities	18,533	(25,453)

Increase in Cash and Cash Equivalents	28,557	13,568
Cash and Cash Equivalents at Beginning of Period	35,075	21,976

Cash and Cash Equivalents at End of Period	$63,632	$35,544

Taxes paid	$2,466	$1,241
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011)	$10,449	$13,169

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

Note A1 — Restatement of Prior Financial Statements

Park-Ohio Holdings Corp. (“Holdings”), the parent of the Company, grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, “Compensation” – Stock Compensation (“ASC 718”), such costs should have been allocated to the Company. As a result, the Company is restating its previously issued unaudited condensed consolidated financial statements for the nine-month and three-month periods ended September 30, 2011 and 2010 to properly allocate share-based compensation expense to the Company. Holdings had previously recognized compensation expense for all share-based payments to employees based on their fair values. These costs were not previously allocated to the Company, which resulted in overstatement of net income and understatement of retained deficit and additional paid-in-capital.

To correct the overstatement of net income, the Company recorded additional selling, general and administrative expenses of $605 and $408 for the three months ended September 30, 2011 and 2010, respectively, and $1,525 and $1,248 for the nine months ended September 30, 2011 and 2010, respectively. The Company has also increased additional paid-in-capital and retained deficit as of January 1, 2010, representing the cumulative effect of the error for all periods prior to January 1, 2011. The correction of the error had no impact on cash flows, current assets, total assets or total shareholder’s equity. Accordingly, the restatement corrects the following line items in the Company’s 2011 and 2010 condensed consolidated financial statements:

	As Previously Reported	As Restated
For the nine months ended September 30, 2011
Selling, general, and administrative expenses	$79,065	$80,590
Operating income	44,614	43,089
Income before income taxes	18,283	16,758
Net income	12,215	10,690
Statement of Cash Flows-Share-based compensation	-0-	1,525
For the three months ended September 30, 2011
Selling, general, and administrative expenses	$25,642	$26,247
Operating income	10,873	10,268
Income before income taxes	4,655	4,050
Net income	3,477	2,872
As of September 30, 2011
Retained deficit	$(508)	$(12,714)
Additional paid-in capital	47,100	59,306
For the nine months ended September 30, 2010
Selling, general, and administrative expenses	$63,969	$65,217
Operating income	30,108	28,860
Income before income taxes	14,188	12,940
Net income	13,093	11,845
Statement of Cash Flows-Share-based compensation	-0-	1,248

	As Previously Reported	As Restated
For the three months ended September 30, 2010
Selling, general, and administrative expenses	$21,727	$22,135
Operating income	9,714	9,306
Income before income taxes	5,436	5,028
Net income	6,588	6,180
As of December 31, 2010
Retained deficit	$(12,723)	$(23,404)
Additional paid-in capital	47,850	58,531

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

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Supply Technologies	$124,835	$103,885	$373,583	$295,308
Aluminum products	30,259	35,554	102,752	109,714
Manufactured products	88,450	63,547	255,645	187,968

	$243,544	$202,986	$731,980	$592,990

Income before income taxes, as restated:
Supply Technologies	$8,545	$6,428	$25,597	$16,223
Aluminum Products	58	1,913	4,676	6,148
Manufactured Products	11,838	8,258	31,717	20,787

	20,441	16,599	61,990	43,158
Corporate expenses	(4,814)	(3,754)	(13,542)	(10,759)
Gain on acquisition of business	-0-	2,210	-0-	2,210
Asset impairment charge	(5,359)	(3,539)	(5,359)	(3,539)
Interest expense (includes $7,335 of debt extinguishment costs in 2011)	(6,218)	(6,488)	(26,331)	(18,130)

Income before income taxes	$4,050	$5,028	$16,758	$12,940

Identifiable assets were as follows:

	September 30, 2011	December 31, 2010
Supply Technologies	$237,515	$217,915
Aluminum Products	69,368	66,219
Manufactured Products	206,344	188,017
General corporate	111,811	83,128

	$625,038	$555,279

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

NOTE D — Inventories

The components of inventory consisted of the following:

	September 30, 2011	December 31, 2010
Finished goods	$124,820	$116,202
Work in process	24,584	24,339
Raw materials and supplies	59,188	52,001

	$208,592	$192,542

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service costs	$604	$81	$1,317	$243	$12	$9	$36	$27
Interest costs	596	643	1,787	1,929	228	248	683	744
Expected return on plan assets	(2,239)	(1,984)	(6,707)	(5,952)	-0-	-0-	-0-	-0-
Transition obligation	(10)	(10)	(30)	(30)	-0-	-0-	-0-	-0-
Amortization of prior service cost	11	15	33	45	(24)	(24)	(72)	(72)
Recognized net actuarial loss	-0-	82	-0-	246	129	107	388	321

Benefit (income) costs	$(1,038)	$(1,173)	$(3,600)	$(3,519)	$345	$340	$1,035	$1,020

NOTE F — Comprehensive Income

Total comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Restated	Restated	Restated	Restated
Net income	$2,872	$6,180	$10,690	$11,845
Foreign currency translation	(3,191)	5,115	245	(775)
Pension and post retirement benefit adjustments, net of tax	137	447	349	837

Total comprehensive (loss) income	$(182)	$11,742	$11,284	$11,907

The components of accumulated comprehensive income at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Foreign currency translation adjustment	$6,454	$6,209
Pension and postretirement benefit adjustments, net of tax	(3,452)	(3,801)

	$3,002	$2,408

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

The reported effective tax rate in the first nine months of 2011 and 2010 was 36.2% and 8.5%, respectively. The primary reason for the variance is due to a provision for foreign income taxes of $2,100 resulting from the retirement of our 8.375% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”) that were held by a foreign affiliate. The underlying effective tax rate on operations for the first nine months of 2011 and 2010 was 23.7% and 8.5%, respectively. The primary reason for the variance is due to a change in the mix of income of foreign affiliates.

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

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of the Notes. The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, the Company also entered into a fourth amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, provides an increased credit facility up to $200,000, extends the maturity date of the facility to April 7, 2016, and amends fee and pricing terms. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50,000. At September 30, 2011, the Company had approximately $74,011 of unused borrowing capacity available under the revolving credit facility. The Company also purchased all of its outstanding $183,835 in the aggregate principal amount of Senior Subordinated Notes that were not held by its affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under its then existing credit facility and retired the Senior Subordinated Notes totaling $26,165 in aggregate principal amount that were held by an affiliate. The Company incurred debt extinguishment costs related primarily to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes, wrote off deferred financing costs totaling $7,335 and recorded a provision for foreign income taxes of $2,100 resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

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

	Three Months Ended	Nine Months Ended
	September 30, 2010 Restated	September 30, 2010 Restated
Pro forma revenues	$223,397	$657,721
Pro forma net income	$6,886	$12,066

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$629	$-0-	$63,003	$-0-	$63,632
Accounts receivable, net	-0-	110,029	34,635	-0-	144,664
Inventories	-0-	171,629	36,963	-0-	208,592
Other current assets	542	23,741	8,141	-0-	32,424
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(5,259)	321,858	143,209	-0-	459,808
Investment in subsidiaries	331,986	101,722	-0-	(433,708)	-0-
Inter-company advances	51,583	-0-	47,884	(99,467)	-0-
Property, Plant and Equipment, net	5,352	55,351	4,899	-0-	65,602
Other Assets:
Goodwill	-0-	6,908	2,665	-0-	9,573
Other	70,837	17,528	1,690	-0-	90,055

Total Assets	$454,499	$503,367	$200,347	$(533,175)	$625,038

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Trade accounts payable	$11,184	$87,127	$17,168	$-0-	$115,479
Payable to affiliates	1,691	-0-	-0-	-0-	1,691
Accrued expenses	15,659	43,125	18,128	-0-	76,912
Current portion of long-term liabilities	2,178	1,289	-0-	-0-	3,467

Total Current Liabilities	30,712	131,541	35,296	-0-	197,549
Long-Term Liabilities, less current portion
8.125% senior notes due 2021	250,000	-0-	-0-	-0-	250,000
Revolving credit	91,200	-0-	-0-	-0-	91,200
Other long-term debt	-0-	4,836	-0-	-0-	4,836
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	20,437	970	731	-0-	22,138

Total Long-Term Liabilities	372,904	4,568	423	-0-	377,895
Inter-company advances	1,289	35,272	62,906	(99,467)	-0-
Shareholder’s (Deficit) Equity	49,594	331,986	101,722	(433,708)	49,594

Total Liabilities and Shareholder’s (Deficit) Equity	$454,499	$503,367	$200,347	$(533,175)	$625,038

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,339	$-0-	$33,736	$-0-	$35,075
Accounts receivable, net	-0-	101,268	25,141	-0-	126,409
Inventories	-0-	159,962	32,580	-0-	192,542
Other current assets	1,947	9,110	14,491	-0-	25,548
Deferred tax assets	(6,430)	16,459	467	-0-	10,496

Total Current Assets	(3,144)	286,799	106,415	-0-	390,070
Investment in subsidiaries	289,007	80,059	-0-	(369,066)	-0-
Inter-company advances	80,416	-0-	36,926	(117,342)	-0-
Property, Plant and Equipment, net	5,505	60,782	5,482	-0-	71,769
Other Assets:
Goodwill	-0-	6,503	2,597	-0-	9,100
Other	63,536	19,974	14,466	(13,636)	84,340

Total Assets	$435,320	$454,117	$165,886	$(500,044)	$555,279

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Trade accounts payable	$9,726	$69,108	$16,856	$-0-	$95,690
Payable to affiliates	11,879	-0-	-0-	-0-	11,879
Accrued expenses	3,496	39,464	16,240	-0-	59,200
Current portion of long-term liabilities	13,378	1,327	1,229	-0-	15,934

Total Current Liabilities	38,479	109,899	34,325	-0-	182,703
Long-Term Liabilities, less current portion
8.375% senior subordinated notes due 2014	210,000	-0-	-0-	(26,165)	183,835
Revolving credit	113,300	-0-	-0-	-0-	113,300
Other long-term debt	-0-	5,322	-0-	-0-	5,322
Deferred tax liability	11,267	(1,238)	(308)	-0-	9,721
Other postretirement benefits and other long-term liabilities	21,017	1,630	216	-0-	22,863

Total Long-Term Liabilities	355,584	5,714	(92)	(26,165)	335,041
Inter-company advances	16,251	49,497	51,594	(117,342)	-0-
Shareholder’s Equity	25,006	289,007	80,059	(356,537)	37,535

Total Liabilities and Shareholder’s Equity	$435,320	$454,117	$165,886	$(500,044)	$555,279

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$602,732	$129,248	$-0-	$731,980
Cost of sales	-0-	503,343	99,599	-0-	602,942

Gross profit	-0-	99,389	29,649	-0-	129,038
Selling, general and administrative expenses	10,143	51,196	19,251	-0-	80,590
Restructuring and asset impairment charges	-0-	5,148	211	-0-	5,359
Income (loss) from subsidiaries	47,030	14,671	-0-	(61,701)	-0-

Operating income	36,887	57,716	10,187	(61,701)	43,089
Gain on bond redemption	-0-	-0-	(12,656)	12,656	-0-
Interest expense	26,197	(245)	379	-0-	26,331

Income (loss) before income taxes	10,690	57,961	22,464	(74,357)	16,758
Income taxes	-0-	375	7,793	(2,100)	6,068

Net income (loss)	$10,690	$57,586	$14,671	$(72,257)	$10,690

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$491,400	$101,590	$-0-	$592,990
Cost of sales	-0-	418,302	77,072	-0-	495,374

Gross profit	-0-	73,098	24,518	-0-	97,616
Selling, general and administrative expenses	10,331	41,148	13,738	-0-	65,217
Income (loss) from subsidiaries	39,010	7,950	-0-	(46,960)	-0-
Asset impairment charge	-0-	3,539	-0-	-0-	3,539

Operating income	28,679	36,361	10,780	(46,960)	28,860
Gain on acquisition of business	-0-	(2,210)	-0-	-0-	(2,210)
Interest expense	16,834	555	741	-0-	18,130

Income before income taxes	11,845	38,016	10,039	(46,960)	12,940
Income taxes	-0-	(994)	2,089	-0-	1,095

Net income	$11,845	$39,010	$7,950	$(46,960)	$11,845

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2011 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$197,886	$45,658	$-0-	$243,544
Cost of sales	-0-	166,135	35,535	-0-	201,670

Gross profit	-0-	31,751	10,123	-0-	41,874
Selling, general and administrative expenses	3,357	16,752	6,138	-0-	26,247
Restructuring and asset impairment charges	-0-	5,148	211	-0-	5,359
Income (loss) from subsidiaries	12,325	2,636	-0-	(14,961)	-0-

Operating income	8,968	12,487	3,774	(14,961)	10,268
Interest expense	6,096	37	85	-0-	6,218

Income (loss) before income taxes	2,872	12,450	3,689	(14,961)	4,050
Income taxes	-0-	125	1,053	-0-	1,178

Net income (loss)	$2,872	$12,325	$2,636	$(14,961)	$2,872

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2010 (Restated)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$-0-	$170,475	$32,511	$-0-	$202,986
Cost of sales	-0-	143,164	24,842	-0-	168,006

Gross profit	-0-	27,311	7,669	-0-	34,980
Selling, general and administrative expenses	4,034	12,751	5,350	-0-	22,135
Income (loss) from subsidiaries	16,188	1,954	-0-	(18,142)	-0-
Asset impairment charge	-0-	3,539	-0-	-0-	3,539

Operating income	12,154	12,975	2,319	(18,142)	9,306
Gain on acquisition of business	-0-	(2,210)	-0-	-0-	(2,210)
Interest expense	5,974	231	283	-0-	6,488

Income before income taxes	6,180	14,954	2,036	(18,142)	5,028
Income taxes	-0-	(1,234)	82	-0-	(1,152)

Net income	$6,180	$16,188	$1,954	$(18,142)	$6,180

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(20,646)	$36,753	$(592)	2,825	$18,340
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(99)	(7,883)	(334)	-0-	(8,316)
Proceeds from bond redemption	-0-	-0-	26,165	(26,165)	-0-

Net cash (used) provided in investing activities	(99)	(7,883)	25,831	(26,165)	(8,316)
Cash flows from financing activities:
Bank debt issue cost	(1,080)	-0-	-0-	-0-	(1,080)
Intercompany account change	26,400	(28,832)	5,257	(2,825)	-0-
Issuance of 8.125% senior notes net of deferred financing costs	244,970	-0-	-0-	-0-	244,970
Redemption of 8.375% senior subordinated notes due 2014	(215,720)	-0-	-0-	26,165	(189,555)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Proceeds from revolving credit facility	1,000	-0-	-0-	-0-	1,000
(Payments) on term loans and other debt	(34,785)	(38)	(1,229)	-0-	(36,052)

Net cash provided (used) by financing activities	20,035	(28,870)	4,028	23,340	18,533

(Decrease) increase in cash and cash equivalents	(710)	-0-	29,267	-0-	28,557
Cash and cash equivalents at beginning of period	1,339	-0-	33,736	-0-	35,075

Cash and cash equivalents at end of period	$629	-0-	$63,003	$-0-	$63,632

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided (used) by operations	$113	$50,740	$9,766	$(2,082)	$58,537
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(23)	(8,164)	4,671	-0-	(3,516)
Acquisitions	-0-	(16,000)	-0-	-0-	(16,000)

Net cash (used) provided in investing activities	(23)	(24,164)	4,671	-0-	(19,516)
Cash flows from financing activities:
Intercompany account change	25,226	(26,576)	(732)	2,082	-0-
(Payments on) revolving credit facility	(13,800)	-0-	-0-	-0-	(13,800)
Distribution of capital to shareholder	(750)	-0-	-0-	-0-	(750)
Capital contributions from parent	(6,762)	-0-	-0-	-0-	(6,762)
Debt issue costs	(4,141)	-0-	-0-	-0-	(4,141)

Net cash (used) provided by financing activities	(227)	(26,576)	(732)	2,082	(25,453)

(Decrease) increase in cash and cash equivalents	(137)	-0-	13,705	-0-	13,568
Cash and cash equivalents at beginning of period	137	-0-	21,839	-0-	21,976

Cash and cash equivalents at end of period	$-0-	$-0-	$35,544	$-0-	$35,544

NOTE Q — Stock-Based Compensation

Total stock compensation expense recorded in the first nine months of 2011 and 2010 was $1,525 and $1,248, respectively. Total stock compensation expense recorded in the third quarter of 2011 and 2010 was $605 and $409, respectively. There were 140,000 shares of restricted stock awarded during the nine months ended September 30, 2011 at a price of $20.90 per share, all of which were awarded in the three months ended June 30, 2011. There were no stock options awarded during the nine months ended September 30, 2011 and 2010. There were 76,000 shares of restricted stock awarded during the three months and nine months ended September 30, 2010. As of September 30, 2011, there was $3,320 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.21 years.

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

November 14, 2011,

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2010, contained in our 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2011. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Nine Months 2011 versus Nine Months 2010

Net Sales by Segment:

	Nine Months
	Ended
	September 30,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Supply Technologies	$373.6	$295.3	$78.3	27%
Aluminum Products	102.8	109.7	(6.9)	(6)%
Manufactured Products	255.6	188.0	67.6	36%

Consolidated net sales	$732.0	$593.0	$139.0	23%

Net sales increased $139.0 million to $732.0 million in the first nine months of 2011 compared to $593.0 million in the same period in 2010 as the Company experienced volume increases in the Supply Technologies and Manufactured Products segments. Supply Technologies sales increased 27% primarily due to volume increases in the heavy-duty truck, electrical, industrial equipment, auto, power sports, HVAC, furniture, agricultural and construction equipment industries, offset primarily by declines in the instruments, medical and semi-conductor industries. In addition, there were $31.6 million of incremental sales resulting from the acquisition of ACS. Aluminum Products sales decreased 6%, resulting primarily from the completion of certain automotive supply contracts offset by sales of $9.5 million resulting from the acquisition of Rome. Manufactured Products sales increased 36% primarily due to increased business in the capital equipment, forged and machined products and rubber products business units. In addition, there were $11.4 million of incremental sales resulting from the acquisition of Pillar. Approximately $10.4 million of the increases in consolidated net sales was due to price increases of which $5.3 million relates to the Supply Technologies segment and $5.1 million relates to the Aluminum Products segment.

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

Selling, General & Administrative (SG&A) Expenses:

	Nine Months
	Ended
	September 30,
	Restated			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated SG&A expenses	$80.6	$65.2	$15.4	24%
SG&A percent	11.0%	11.0%

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

Income Tax:

The provision for income taxes was $6.1 million in the first nine months of 2011 and the reported effective tax rate for that period was 36% and the underlying effective tax rate on operations was 24%, compared to a provision for income taxes of $1.1 million and reported effective tax rate and underlying effective tax rate on operations of 8% in the corresponding period of 2010. The variance between the reported rate and the underlying rate in the first nine months of 2011 was primarily due to the tax impact resulting from the retirement of the Senior Subordinated Notes that were held by a foreign affiliate. We estimate that our reported effective tax rate for full-year 2011 will be approximately 31%.

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

SG&A Expenses:

	Three Months Ended September 30, Restated			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated SG&A expenses	$26.2	$22.1	$4.1	19%
SG&A percent	10.8%	10.9%

Consolidated SG&A expenses increased 19% in the third quarter of 2011 compared to the same quarter in 2010, representing a decrease in SG&A expenses as a percent of sales of 10 basis points from 10.9% to 10.8%. SG&A expenses increased in the third quarter of 2011 compared to the same quarter in 2010 primarily due to increases in payroll and payroll related expenses of $2.4 million and to $1.2 million of incremental expenses resulting from the acquisitions of ACS, Rome and Pillar.

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

Income Tax:

The provision for income taxes was $1.2 million in the third quarter of 2011 and the reported effective tax rate and the underlying effective tax rate on operations was 29%, compared to a provision for income taxes of $(1.2) million and a reported effective tax rate and underlying effective tax rate on operations of (23)% in the corresponding period of 2010. We estimate that our reported effective tax rate for full-year 2011 will be approximately 31%.

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

Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company did not maintain internal control over financial reporting as a result of the following material weakness:

•

The Company did not maintain effective controls over its accounting for the allocation of share-based compensation expense to the Company. Park-Ohio Holdings Corp. grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, such costs should have been allocated to the Company. As a result, the Company is restating its previously issued condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2011 and 2010.

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