Form 10-Q
period 2012-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2012-11-14
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2012, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 28.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements

PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36.339	$61,297
Accounts receivable, less allowances for doubtful accounts of $3,078 at September 30, 2012 and $5,483 at December 31, 2011	172,949	139,750
Inventories, net	223,922	202,039
Deferred tax assets	22,244	20,561
Unbilled contract revenue	9,541	18,778
Other current assets	20,131	10,309

Total Current Assets	485,126	452,734
Property, plant and equipment:
Land and land improvements	5,629	3,604
Buildings	58,675	50,620
Machinery and equipment	242,810	206,809

	307,114	261,033
Less accumulated depreciation	207,875	198,007

	99,239	63,026
Other assets:
Goodwill and other intangible assets	97,550	20,187
Other	62,429	61,452

	$744,344	$597,399

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$120,352	$99,562
Payables to affiliates	1,845	1,569
Accrued expenses	94,908	73,298
Current portion of long-term debt	4,230	1,415
Current portion of other postretirement benefits	2,002	2,002

Total Current Liabilities	223,337	177,846
Long-term liabilities, less current portion:
Senior Notes	250,000	250,000
Credit facility	125,929	93,000
Other long-term debt	2,821	3,165
Deferred tax liability	29,728	1,392
Other postretirement benefits and other long-term liabilities	26,774	24,285

	435,252	371,842
Shareholder’s equity
Common stock, par value $1 a share	—	—
Additional paid-in capital	73,066	59,867
Retained earnings (deficit)	19,110	(3,721)
Accumulated other comprehensive (loss)	(6,421)	(8,435)

	85,755	47,711

	$744,344	$597,399

Note:	The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net sales	$286,462	$243,544	$858,335	$731,980
Cost of products sold	232,532	201,670	699,576	602,942

Gross profit	53,930	41,874	158,759	129,038
Selling, general and administrative expenses	31,264	26,247	89,387	80,590
Restructuring and asset impairment charge	—	5,359	—	5,359
Settlement of litigation	—	—	13,000	—

Operating income	22,666	10,268	56,372	43,089
Interest expense	6,523	6,218	19,805	26,331

Income before income taxes	16,143	4,050	36,567	16,758
Income taxes	5,449	1,178	12,236	6,068

Net income	$10,694	$2,872	$24,331	$10,690

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$10,694	$2,872	$24,331	$10,690
Other comprehensive income:
Foreign currency translation gain (loss)	2,473	(3,191)	803	245
Pension and postretirement benefit adjustments	404	136	1,211	349

Total other comprehensive income (loss)	2,877	(3,055)	2,014	594

Comprehensive income (loss), net of tax	$13,571	$(183)	$26,345	$11,284

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2012	$—	$59,867	$(3,721)	$(8,435)	$47,711
Other comprehensive income	—	—	24,331	2,014	26,345
Share-based compensation expense	—	2,168	—	—	2,168
Income tax effect of share-based compensation exercises and vesting	—	1,031	—	—	1,031
Dividend paid to parent	—	—	(1,500)	—	(1,500)
Capital contribution from parent	—	10,000	—	—	10,000

Balance at September 30, 2012	$—	$73,066	$19,110	$(6,421)	$85,755

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$24,331	$10,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,848	11,833
Debt extinguishment costs	305	7,335
Restructuring and asset impairment charge	—	5,359
Gain on sale of property	(250)	—
Share-based compensation	2,168	1,525
Changes in operating assets and liabilities:
Accounts receivable	(2,280)	(18,255)
Inventories and other current assets	(7,799)	(22,926)
Accounts payable and accrued expenses	9,869	37,501
Other	4,852	(14,722)

Net Cash Provided by Operating Activities	44,044	18,340
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(16,890)	(8,316)
Proceeds from sale of property	400	—
Acquisitions, net of cash acquired	(96,570)	—

Net Cash Used by Investing Activities	(113,060)	(8,316)
FINANCING ACTIVITIES
Proceeds from (payments on) term loans and other debt	25,687	(36,052)
Proceeds from (payments on) revolving credit facility, net	9,715	1,000
Dividend paid to parent	(1,500)	—
Issuance of 8.125% senior notes due 2021, net of deferred financing costs	—	244,970
Redemption of 8.375% senior subordinated notes due 2014	—	(189,555)
Bank debt issue costs	(875)	(1,080)
Distribution of capital to shareholder	—	(750)
Income tax effect of share-based compensation exercises and vesting	1,031	—
Capital contribution from parent	10,000	—

Net Cash Provided by Financing Activities	44,058	18,533

(Decrease) Increase in Cash and Cash Equivalents	(24,958)	28,557
Cash and Cash Equivalents at Beginning of Period	61,297	35,075

Cash and Cash Equivalents at End of Period	$36,339	$63,632

Taxes paid	$4,834	$2,466
Interest paid (includes $5,720 of senior subordinated debt redemption costs in 2011)	12,694	10,449

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Dollar amounts in thousands)

NOTE A — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”). Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B — Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2012

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends existing guidance by allowing only two options for presenting components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement on other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 , with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, deferring its requirements that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The FASB is reconsidering the presentation requirements for reclassification adjustments. The Company adopted ASU No. 2011-5 in the first quarter of 2012 and elected to present the components of net income and comprehensive income in two separate but consecutive statements.

NOTE C — Segments

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS will expand the Company’s sales of assembled components.

During the second quarter of 2012, as a result of the FRS acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment), and Delo Screw Products (previously included in the Supply Technologies segment) along with FRS to form the Assembly Components segment. The former Manufactured Products segment will now be referred to as Engineered Products. The results of operations of FRS from the date of the acquisition through September 30, 2012 are included in the Assembly Components segment. The business segment results for the prior year have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

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

Results by business segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Supply Technologies	$117,384	$123,186	$381,541	$368,509
Assembly Components	84,426	38,131	220,474	126,142
Engineered Products	84,652	82,227	256,320	237,329

	$286,462	$243,544	$858,335	$731,980

Segment operating income:
Supply Technologies	$7,632	$7,896	$27,204	$24,493
Assembly Components	6,013	(1,039)	14,393	3,017
Engineered Products	14,187	13,584	42,667	34,480

	27,832	20,441	84,264	61,990
Corporate costs	(5,166)	(4,814)	(14,892)	(13,542)
Settlement of litigation	—	—	(13,000)	—
Restructuring and asset impairment charge	—	(5,359)	—	(5,359)
Interest expense	(6,523)	(6,218)	(19,805)	(26,331)

Income before income taxes	$16,143	$4,050	$36,567	$16,758

	September 30,	December 31,
	2012	2011
Identifiable assets:
Supply Technologies	$222,265	$225,346
Assembly Components	235,907	72,232
Engineered Products	204,407	195,834
General corporate	81,765	103,987

	$744,344	$597,399

NOTE D — Inventories

The components of inventory consist of the following:

	September 30,	December 31,
	2012	2011
Finished goods	$117,229	$122,010
Work in process	28,784	20,660
Raw materials and supplies	77,909	59,369

	$223,922	$202,039

NOTE E — Stock-Based Compensation

Holdings’ grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, “Compensation - Stock Compensation” such costs have been allocated to the Company. Total stock-based compensation expense recorded in the first nine months of 2012 and 2011 was $2,168 and $1,525, respectively. Total stock compensation expense recorded in the third quarter of 2012 and 2011 was $807 and $605, respectively. There were no stock options awards during the first nine months of 2012 and 2011. There were 88 shares of Holdings’ restricted stock awarded during the three months ended September 30, 2012 at prices ranging from $19.38 to $19.45 per share. There were 258 shares of restricted stock awarded during the nine months ended September 30, 2012 at prices ranging from $18.82 to $21.59 per share. There were 140 shares of Holdings’ restricted stock awarded during the nine months ended September 30, 2011 at a price of $20.90 per share all of which were awarded during the three month period ended June 30, 2011. As of September 30, 2012, there was $6,588 of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.3 years.

NOTE F — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gain) cost recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service costs	$542	$604	$1,626	$1,317	$15	$12	$45	$36
Interest costs	565	596	1,695	1,787	201	228	603	683
Expected return on plan assets	(2,059)	(2,239)	(6,177)	(6,707)	—	—	—	—
Transition obligation	(10)	(10)	(30)	(30)	—	—	—	—
Amortization of prior service cost	11	11	33	33	(24)	(24)	(72)	(72)
Recognized net actuarial loss	241	—	723	—	186	129	557	388

Net periodic benefit (gains) costs	$(710)	$(1,038)	$(2,130)	$(3,600)	$378	$345	$1,133	$1,035

NOTE G — Comprehensive Loss

The components of accumulated comprehensive loss at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Foreign currency translation adjustment	$5,625	$4,822
Pension and postretirement benefit adjustments, net of tax	(12,046)	(13,257)

	$(6,421)	$(8,435)

The pension and postretirement benefit liability amounts are net of deferred taxes of $5,571 at September 30, 2012 and December 31, 2011. No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

NOTE H — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2012	2011
Balance at January 1	$4,208	$4,046
Claims paid during the year	(1,453)	(3,260)
Additional warranties issued during the first nine months	1,771	3,265
Acquired warranty liabilities	3,317	—

Balance at September 30	$7,843	$4,051

NOTE I — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first nine months of 2012 and 2011 was 33.5% and 36.2%, respectively. The 2012 annual effective income tax rate is estimated to be approximately 33.7% and is lower than the 35.0% United States federal statutory rate primarily due to anticipated income in jurisdictions outside of the United States where the effective income tax rate is lower than in the United States.

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

The fair value of the 8.125% senior notes due 2021 is estimated based on a third-party’s bid price, which was determined to be a Level 1 input. The fair value approximated $259,000 at September 30, 2012 and $247,500 at December 31, 2011 compared to a $250,000 carrying value. The fair value of the Company’s term loan and revolving credit portion of the Credit Agreement, as defined in Note K below, approximated its carrying amount as of September 30, 2012 and December 31, 2011.

NOTE K — Financing Arrangements

The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200,000 to $220,000, and provide a term loan for $25,000 that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus .25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2% at September 30, 2012. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.13% at September 30, 2012.

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
8.125% senior notes due 2021	$250,000	$250,000
Revolving credit	106,286	93,000
Term loan	23,214	—
Other	3,480	4,580

	382,980	347,580
Less current maturities	4,230	1,415

Total	$378,750	$346,165

NOTE L — Accounts Receivable

During the first nine months of 2012 and 2011, the Company sold approximately $62,393 and $43,087, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $260 and $190, respectively, in the condensed consolidated statements of operations. These losses represented implicit interest on the transactions.

NOTE M — Acquisition

On March 23, 2012, the Company completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98,772. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $107,482 and net income of $7,397 for the period from the date acquired through September 30, 2012. The Company funded the acquisition with cash of $40,000, a $25,000 seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33,772 of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the preliminary purchase price is allocated as follows:

Cash and cash equivalents	$2,202
Accounts receivable	30,920
Inventories	12,355
Prepaid expenses and other current assets	3,998
Property, plant and equipment	30,258
Customer relationships	29,400
Trademarks and trade name	11,500
Other assets	212
Accounts payable	(17,207)
Accrued expenses	(15,599)
Deferred tax liability	(26,952)
Other long-term liabilities	(776)
Goodwill	38,461

Total purchase price	$98,772

There were $1,139 of direct transaction costs included in selling, general and administrative expenses during the first nine months of 2012.

During the third quarter of 2012, the Company made adjustments to its preliminary purchase price allocation for FRS resulting in a net decrease to goodwill of $9. The adjustments made primarily relate to the working capital adjustment and valuation of property, plant and equipment and the associated impact of deferred taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma revenues	$286,462	$288,509	$909,204	$869,762
Pro forma net income	$10,694	$6,021	$20,672	$17,012

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

NOTE O — Goodwill and Other Intangible Assets

The change in goodwill and other intangibles assets reflected on the balance sheet from December 31, 2011 to September 30, 2012 was the result of an increase of $38,429 related to the acquisition of FRS and foreign currency translation. Information regarding other intangible assets as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012			December 31, 2011
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$41,070	$5,052	$36,018	$11,670	$3,320	$8,350
Other	3,420	1,280	2,140	3,420	1,046	2,374

	$44,490	$6,332	$38,158	$15,090	$4,366	$10,724

Indefinite-lived tradenames			11,500			—
Goodwill			47,892			9,463

Total			$97,550			$20,187

Amortization expense for the first nine months of 2012 was $1,966 and is estimated to be $2,569 in 2012, $3,046 in 2013 and $2,999 for each of the three subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was approximately 13.6 years.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of income for the three months and nine months ended September 30, 2012 and 2011, condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$—	$1,214	$35,125	$—	$36,339
Accounts receivable, net	—	135,608	37,341	—	172,949
Inventories	—	179,012	44,910	—	223,922
Other current assets	382	22,889	6,401	—	29,672
Deferred tax assets	4,311	16,585	1,348	—	22,244

Total Current Assets	4,693	355,308	125,125	—	485,126
Investment in subsidiaries	346,174	107,514	—	(453,688)	—
Intercompany advances	177,530	30,871	88,939	(297,340)	—
Property, Plant and Equipment, net	5,070	88,973	5,196	—	99,239
Other Assets:
Goodwill and other intangible assets	—	94,775	2,775	—	97,550
Other	61,043	—	1,386	—	62,429

Total Other Assets	61,043	94,775	4,161	—	159,979

Total Assets	$594,510	$677,441	$223,421	$(751,028)	$744,344

Current Liabilities:
Trade accounts payable	$1,740	$101,851	$16,761	$—	$120,352
Payable to affiliates	1,845	—	—	—	1,845
Accrued expenses	15,149	55,743	24,016	—	94,908
Current portion of long-term liabilities	2,002	4,230	—	—	6,232

Total Current Liabilities	20,736	161,824	40,777	—	223,337
Long-Term Liabilities, less current portion 8.125% Senior notes due 2021	250,000	—	—	—	250,000
Revolving credit	125,929	—	—	—	125,929
Other long-term debt	—	2,821	—	—	2,821
Deferred tax liability	1,646	26,751	1,331	—	29,728
Other postretirement benefits and other long-term liabilities	24,046	2,224	504	—	26,774

Total Long-Term Liabilities	401,621	31,796	1,835	—	435,252
Intercompany advances	86,398	137,647	73,295	(297,340)	—
Shareholder’s Equity	85,755	346,174	107,514	(453,688)	85,755

Total Liabilities and Shareholder’s Equity	$594,510	$677,441	$223,421	$(751,028)	$744,344

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
Current assets:
Cash and cash equivalents	$—	$109	$61,188	$—	$61,297
Accounts receivable, net	—	106,414	33,336	—	139,750
Inventories	—	164,857	37,182	—	202,039
Other current assets	1,013	21,440	6,634	—	29,087
Deferred tax assets	4,311	14,902	1,348	—	20,561

Total Current Assets	5,324	307,722	139,688	—	452,734
Investment in subsidiaries	290,106	96,781	—	(386,887)	—
Intercompany advances	75,519	7,249	48,966	(131,734)	—
Property, Plant and Equipment, net	7,201	50,914	4,911	—	63,026
Other Assets:
Goodwill and other intangible assets	—	17,632	2,555	—	20,187
Other	55,437	4,538	1,477	—	61,452

Total Other Assets	55,437	22,170	4,032	—	81,639

Total Assets	$433,587	$484,836	$197,597	$(518,621)	$597,399

Current Liabilities:
Trade accounts payable	$6,774	$75,604	$17,184	$—	$99,562
Payable to affiliates	—	—	1,569	—	1,569
Accrued expenses	8,750	45,914	18,634	—	73,298
Current portion of long-term liabilities	—	3,417	—	—	3,417

Total Current Liabilities	15,524	124,935	37,387	—	177,846
Long-Term Liabilities, less current portion 8.125% Senior notes due 2021	250,000	—	—	—	250,000
Revolving credit	93,000	—	—	—	93,000
Other long-term debt	(180)	3,345	—	—	3,165
Deferred tax liability	2,853	(1,282)	(179)	—	1,392
Other postretirement benefits and other long-term liabilities	23,768	(62)	579	—	24,285

Total Long-Term Liabilities	369,441	2,001	400	—	371,842
Intercompany advances	911	67,794	63,029	(131,734)	—
Shareholder’s Equity	47,711	290,106	96,781	(386,887)	47,711

Total Liabilities and Shareholder’s Equity	$433,587	$484,836	$197,597	$(518,621)	$597,399

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$732,957	$125,378	$—	$858,335
Cost of sales	—	608,302	91,274	—	699,576

Gross profit	—	124,655	34,104	—	158,759
Operating expenses:
Selling, general and administrative expenses	11,255	58,313	19,819	—	89,387
Settlement of litigation	—	13,000	—	—	13,000
Income (loss) from subsidiaries	57,667	10,617	—	(68,284)	—

Operating income	46,412	63,959	14,285	(68,284)	56,372
Interest expense	19,334	193	278	—	19,805

Income before income taxes	27,078	63,766	14,007	(68,284)	36,567
Income taxes	2,747	6,099	3,390	—	12,236

Net income	$24,331	$57,667	$10,617	$(68,284)	$24,331

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$602,732	$129,248	$—	$731,980
Cost of sales	—	503,343	99,599	—	602,942

Gross profit	—	99,389	29,649	—	129,038
Operating expenses:
Selling, general and administrative expenses	10,143	51,196	19,251	—	80,590
Restructuring and asset impairment charge	—	5,148	211	—	5,359
Income (loss) from subsidiaries	47,030	14,671	—	(61,701)	—

Operating income	36,887	57,716	10,187	(61,701)	43,089
Gain on bond redemption	—	—	(12,656)	12,656	—
Interest expense	26,197	(245)	379	—	26,331

Income before income taxes	10,690	57,961	22,464	(74,357)	16,758
Income taxes	—	375	7,793	(2,100)	6,068

Net income	$10,690	$57,586	$14,671	$(72,257)	$10,690

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$245,025	$41,437	$—	$286,462
Cost of sales	—	202,656	29,876	—	232,532

Gross profit	—	42,369	11,561	—	53,930
Operating expenses:
Selling, general and administrative expenses	5,673	18,295	7,296	—	31,264
Income (loss) from subsidiaries	24,223	3,328	—	(27,551)	—

Operating income	18,550	27,402	4,265	(27,551)	22,666
Interest expense	6,367	65	91	—	6,523

Income before income taxes	12,183	27,337	4,174	(27,551)	16,143
Income taxes	1,489	3,114	846	—	5,449

Net income	$10,694	$24,223	$3,328	$(27,551)	$10,694

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$197,886	$45,658	$—	$243,544
Cost of sales	—	166,135	35,535	—	201,670

Gross profit	—	31,751	10,123	—	41,874
Operating expenses:
Selling, general and administrative expenses	3,357	16,752	6,138	—	26,247
Restructuring and asset impairment charge	—	5,148	211	—	5,359
Income (loss) from subsidiaries	12,325	2,636	—	(14,961)	—

Operating income	8,968	12,487	3,774	(14,961)	10,268
Interest expense	6,096	37	85	—	6,218

Income (loss) before income taxes	2,872	12,450	3,689	(14,961)	4,050
Income taxes	—	125	1,053	—	1,178

Net income (loss)	$2,872	$12,325	$2,636	$(14,961)	$2,872

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(33,319)	$70,076	$6,029	$1,258	$44,044
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(96,570)	—	—	(96,570)
Proceeds from sale of property	—	400	—	—	400
Purchases of property, plant and equipment, net	1,226	(17,184)	(932)	—	(16,890)

Net cash provided (used) in investing activities	1,226	(113,354)	(932)	—	(113,060)
Cash flows from financing activities:
Dividends paid to parent	(1,500)	—	—	—	(1,500)
Capital contribution from parent	10,000	—	—	—	10,000
Intercompany account change	(12,098)	44,516	(31,160)	(1,258)	—
Income tax effect of share-based compensation exercises and vesting	1,031	—	—	—	1,031
Debt issue costs	(875)	—	—	—	(875)
Proceeds from revolving credit and long term debt	35,535	(133)	—	—	35,402

Net cash provided (used) by financing activities	32,093	44,383	(31,160)	(1,258)	44,058

Increase (decrease) in cash and cash equivalents	—	1,105	(26,063)	—	(24,958)
Cash and cash equivalents at beginning of period	—	109	61,188	—	61,297

Cash and cash equivalents at end of period	$—	$1,214	$35,125	$—	$36,339

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(20,646)	$36,753	$(592)	$2,825	$18,340
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(99)	(7,883)	(334)	—	(8,316)
Proceeds from bond redemption	—	—	26,165	(26,165)	—

Net cash (used) provided in investing activities	(99)	(7,883)	25,831	(26,165)	(8,316)
Cash flows from financing activities:
Bank debt issue costs	(1,080)	—	—	—	(1,080)
Intercompany account change	26,400	(28,832)	5,257	(2,825)	—
Issuance of 8.125% senior notes net of deferred financing costs	244,970	—	—	—	244,970
Redemption of 8.375% senior subordinated notes due 2014	(215,720)	—	—	26,165	(189,555)
Distribution of capital to shareholder	(750)	—	—	—	(750)
Proceeds from revolving credit facility	1,000	—	—	—	1,000
Payments on term loans and other debt	(34,785)	(38)	(1,229)	—	(36,052)

Net cash provided by financing activities	20,035	(28,870)	4,028	23,340	18,533

Increase (decrease) in cash and cash equivalents	(710)	—	29,267	—	28,557
Cash and cash equivalents at beginning of period	1,339	—	33,736	—	35,075

Cash and cash equivalents at end of period	$629	$—	$63,003	$—	$63,632

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On March 23, 2012, we completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Assembly Components segment.

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

During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

Results of Operations

Third Quarter 2012 Compared with Third Quarter 2011

Net Sales by Segment:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Supply Technologies	$117.4	$123.2	$(5.8)	(5)%
Assembly Components	84.4	38.1	46.3	122%
Engineered Products	84.7	82.2	2.5	3%

Consolidated Net Sales	$286.5	$243.5	$43.0	18%

Net sales increased $43.0 million to $286.5 million in the third quarter of 2012, compared to $243.5 million in the same period in 2011, as we experienced volume increases in our Assembly Components and Engineered Products segments offset by a decline in our Supply Technologies segment. Supply Technologies sales decreased 5% primarily due to volume declines in the consumer electronics, HVAC, agriculture and construction, lawn and garden, medial, appliance and instrument industries partially offset by increases in the heavy-duty truck, power sports, electrical, lawn and garden, industrial and computer and office equipment industries. Assembly Components sales increased 122% primarily due to incremental sales of $52.0 million resulting from the acquisition of FRS partially offset by lower sales in the aluminum products business unit. Engineered Products sales increased 3% primarily due to the increased sales in the capital equipment and forged and machine business units.

Cost of Products Sold & Gross Profit:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated cost of products sold	$232.5	$201.7	$30.8	15%

Consolidated gross profit	$53.9	$41.8	$12.1	29%

Gross Margin	18.8%	17.2%

Cost of products sold increased $30.8 million to $232.5 million in the third quarter of 2012, compared to $201.7 million in the same period in 2011, while gross margin decreased to 18.8% in the third quarter of 2012 compared to 17.2% in the same period in 2011. The increase in cost of products sold was due primarily to the inclusion of FRS results in 2012. Gross margin increased primarily due to product mix and improved operating efficiencies.

Selling, General & Administrative (SG&A) Expenses:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated SG&A expenses	$31.3	$26.2	$5.1	19%
SG&A as a percentage of net sales	10.9%	10.8%

Consolidated SG&A expenses increased 19% in the third quarter of 2012 compared to the same period in 2011, representing a 10 basis point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the third quarter of 2012 compared to the same period in 2011 primarily due to the acquisition of FRS and to increases in payroll and payroll related items and lower pension income.

Interest Expense:

	Three Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Interest expense	$6.5	$6.2	$.3	5%
Average outstanding borrowings	$390.3	$347.8	$42.5	12%
Average borrowing rate	6.66%	7.13%	(47)	basis points

Interest expense increased $.3 million in the third quarter of 2012 compared to the same period of 2011. Average borrowings in the third quarter of 2012 were higher when compared to the same period in 2011 primarily due to additional borrowings to fund the acquisition of FRS. The lower average borrowing rate in the third quarter of 2012 was due primarily to the interest rate mix of our revolving credit facility and the 8.125% senior notes due 2021 (“Senior Notes”) when compared to the interest rate mix in the same period in 2011.

Income Tax:

The provision for income taxes was $5.4 million in the third quarter of 2012, a 33.8% effective income tax rate, compared to income taxes of $1.2 million provided in the corresponding period of 2011, a 29.1% effective income tax rate. Included in the income tax provision for 2011 was $2.1 million associated with the retirement of 8.375% senior subordinated notes due 2014 (“Senior Subordinated Notes”) that were held by a foreign affiliate.

Net Income:

Net income increased $7.8 million to $10.7 million in the third quarter of 2012, compared to $2.9 million in the same period of 2011, which included a restructuring and asset impairment charge of $5.4 million.

Nine Months 2012 Compared with Nine Months 2011

Net Sales by Segment:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Supply Technologies	$381.5	$368.5	$13.0	4%
Assembly Components	220.5	126.2	94.3	75%
Engineered Products	256.3	237.3	19.0	8%

Consolidated Net Sales	$858.3	$732.0	$126.3	17%

Net sales increased $126.3 million to $858.3 million in the first nine months of 2012, compared to $732.0 million in the same period in 2011, as we experienced volume increases in each of our segments. Supply Technologies sales increased 4% primarily due to volume increases in the heavy-duty truck, power sports, computer office equipment and lawn and garden industries offset primarily by declines in the consumer electronics, semi-conductor, appliance, HVAC and instruments industries. Assembly Components sales increased 75% primarily from sales of $107.5 million resulting from the acquisition of FRS, partially offset by lower sales in the aluminum business unit. Engineered Products sales increased 8% primarily due to increased volume in the capital equipment and forged and machine business units.

Cost of Products Sold & Gross Profit:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated cost of products sold	$699.6	$603.0	$96.6	16%

Consolidated gross profit	$158.8	$129.0	$29.8	23%

Gross Margin	18.5%	17.6%

Cost of products sold increased $96.6 million to $699.6 million in the first nine months of 2012, compared to $603.0 million in the same period in 2011, while gross margin increased to 18.5% in the first nine months of 2012 compared to 17.6% in the same period in 2011. The increase in cost of products sold was due primarily to the inclusion of FRS results in 2012. Gross margin increased in each segment resulting primarily from favorable product mix and improved operating efficiencies.

SG&A Expenses:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated SG&A expenses	$89.4	$80.6	$8.8	11%
SG&A as a percentage of net sales	10.4%	11.0%

Consolidated SG&A expenses increased 11% in the first nine months of 2012 compared to the same period in 2011. However, we generated a 60 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased in the first nine months of 2012 compared to the same period in 2011 primarily due to $5.2 million of incremental expense associated with FRS, increases in payroll and payroll related expenses, a reduction in pension income of $1.5 million, FRS acquisition expenses of $1.1 million and $1.0 million of legal expenses associated with the litigation settlement.

Interest Expense:

	Nine Months Ended September 30,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Interest expense	$19.8	$26.3	$(6.5)	(25)%
Debt extinguishment costs included in interest expense	$.3	$7.3	(7.0)	(96)%
Average outstanding borrowings	$378.2	$332.6	$45.6	14%
Average borrowing rate	6.98%	6.90%	8	basis points

Interest expense decreased $6.5 million in the first nine months of 2012 compared to the same period of 2011, primarily due to higher debt extinguishment costs in 2011 as a result of the refinancing of our Senior Subordinated Notes and amendment of the Credit Agreement. Average borrowings in the first nine months of 2012 were higher when compared to the same period in 2011 due to our sale of $250 million in aggregate principal amount of the Senior Notes, offset by the purchase of all of our outstanding Senior Subordinated Notes, additional borrowings to fund the acquisition of FRS and the litigation settlement. The higher average borrowing rate in the first nine months of 2012 was due primarily to the interest rate mix of our revolving credit facility and the Senior Notes when compared to the mix in the same period in 2011.

Income Tax:

The provision for income taxes was $12.2 million in the first nine months of 2012, a 33.5% effective income tax rate, compared to income taxes of $6.1 million provided in the corresponding period of 2011, a 36.2% effective income tax rate. We estimate that the effective tax rate for full-year 2012 will be approximately 33.7%.

Net Income:

Net income increased $13.6 million to $24.3 million for the first nine months of 2012, compared to $10.7 million for the first nine months of 2011. Net income in the first nine months of 2012 includes the impact of a $13.0 million pre-tax litigation settlement charge. The first nine months of 2011 included debt extinguishment costs of $7.3 million resulting from the refinancing of our Senior Subordinated Notes and the amendment of the Credit Agreement and income taxes of $2.1 million resulting from the retirement of $26.2 million of our Senior Subordinated Notes that were held by a foreign affiliate. Also, during the third quarter of 2011, we recorded a restructuring and asset impairment charge of $5.4 million.

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

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $120.3 million at September 30, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.0 million during the three-month period ended September 30, 2012.

Our foreign subsidiaries generally conduct business in local currencies. During the third quarter of 2012, we recorded a favorable foreign currency translation adjustment of $2.5 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At September 30, 2012, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at September 30, 2012.

We were a co-defendant in approximately 280 cases asserting claims on behalf of approximately 700 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

Date: November 14, 2012

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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