Form 10-K
period 2012-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2013-03-27
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of March 27, 2013, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PARK-OHIO INDUSTRIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Part I

Item 1.	Business

Overview

Park-Ohio Industries, Inc. (“Park-Ohio” or “Industries”), a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”), was incorporated as an Ohio corporation in 1984. Holdings, primarily through its subsidiaries owned by its direct subsidiary, Industries, is an industrial supply chain logistics and diversified manufacturing business operating in three segments: Supply Technologies, Assembly Components and Engineered Products.

References herein to “we” or “the Company” include, where applicable, Park-Ohio and its direct and indirect subsidiaries.

On March 23, 2012, we completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS will expand our sales of assembled components.

During the second quarter of 2012, as a result of the FRS acquisition, we realigned our segments in order to better align our business with the underlying markets and customers that we serve. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment) and Delo Screw Products (previously included in the Supply Technologies segment) with FRS to form the Assembly Components segment. The former Manufactured Products segment is now referred to as Engineered Products. The business segment results for the prior years have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Total Supply ManagementTM manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers (“OEMs”) and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

Our sales are made through our own sales organization, distributors and representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the figures presented. Intersegment sales are accounted for at values based on market prices. Income allocated to segments excludes certain corporate expenses and interest expense. Identifiable assets by industry segment include assets directly identified with those operations. As of December 31, 2012, we employed approximately 3,800 persons.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2012	$489.6 million (43% of total)	$304.0 million (27% of total)	$340.4 million (30% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components

• Control arms

• Front engine covers

• Knuckles

• Injection molded rubber products

• Pump housings

• Clutch retainers/pistons

• Master cylinders

• Rubber and thermoplastic hose

• Oil pans

• Flywheel spacers

• Steering racks

• Fuel filler assemblies

• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses
SELECTED INDUSTRIES SERVED

• Heavy-duty truck

• Automotive and vehicle parts

• Electrical distribution and controls

• Recreational equipment

• HVAC

• Aerospace and defense

• Electrical components

• Appliance

• Semiconductor equipment

• Recreational vehicles

• Lawn and garden equipment

• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment

• Ferrous and non-ferrous metals

• Coatings

• Forging

• Foundry

• Heavy-duty truck

• Construction equipment

• Silicon

• Automotive

• Oil and gas

• Rail and locomotive manufacturing

• Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply ManagementTM, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply ManagementTM includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 45 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore and India, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

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

Markets and Customers.    For the year ended December 31, 2012, approximately 82% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 5,500 customers domestically and internationally. The principal markets served by Supply Technologies are the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 31% and 27% of the sales of Supply Technologies for 2012 and 2011, respectively. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial conditions of this segment.

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

Recent Developments.    During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the Assembly Components Systems (“ACS”) business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. We recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price.

Assembly Components

Our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that has the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. We also design and manufacture fluid routing, injection molded rubber and thermoplastic and screw products.

Products and Services.    Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components’ principal products include front engine covers, control arms, knuckles, pump housings, clutch retainers and pistons, master cylinders, oil pans and flywheel spacers, injected molded rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets, rubber and thermoplastic hose and fuel filler assemblies. We produce our Assembly Components at nineteen manufacturing facilities in Ohio, Michigan, Indiana, Tennessee, Florida, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and part assembly.

Markets and Customers.    The five largest customers, to which Assembly Components sells to multiple operating divisions through sole-source contracts, accounted for approximately 45% and 49% of Assembly Components sales for 2012 and 2011, respectively. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.    Assembly Components competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, assemblies utilizing multiple technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with capabilities able to meet the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Assembly Components is well-positioned to benefit as customers continue to consolidate their supplier base.

Recent Developments.    On March 23, 2012, we completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic.

On November 30, 2012, we completed the acquisition of Elastomeros Tecnicos Moldeados Inc. (“ETM”) for $1.1 million in cash, promissory notes payable for $0.5 million and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products.

On September 30, 2010, we entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to us substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by us.

As a result of incurred losses in the third quarter of 2011, projected losses for fiscal year 2011 and planned restructuring, we evaluated the long-lived assets of its rubber products business unit for impairment. Based on management’s analysis, certain long-lived assets were deemed abandoned and were written down to their scrap or liquidation value and we recorded a charge of $5.4 million.

Engineered Products

Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in eleven domestic facilities and nine international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China and Japan.

Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 53% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.

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

Recent Developments.    On December 31, 2010, through our subsidiary, Ajax Tocco Magnethermic, we acquired the assets and the related induction heating intellectual property of ABP Induction’s U.S. heating business operating as Pillar Induction (“Pillar”) for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

Sales and Marketing

Supply Technologies markets its products and services in the United States, Mexico, Canada, Western and Eastern Europe and East and South Asia primarily through its direct sales force, which is assisted by applications engineers who provide the technical expertise necessary to assist the engineering staff of OEM customers in designing new products and improving existing products. Assembly Components primarily markets and sells its products in North America through internal sales personnel and independent sales representatives. Engineered Products primarily markets and sells its products in North America through both internal sales personnel and independent sales representatives. Induction heating and pipe threading equipment is also marketed and sold in Europe, Asia, Latin America and Africa through both internal sales personnel and independent sales representatives. In some instances, the internal engineering staff assists in the sales and marketing effort through joint design and applications-engineering efforts with major customers.

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Supply Technologies has multiple sources of supply for its components. An increasing portion of Supply Technologies’ production components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. Supply Technologies is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Assembly Components and Engineered Products purchase substantially all of their raw materials, principally metals and certain component parts incorporated into their products, from third-party suppliers and manufacturers. Most raw materials required by Assembly Components and Engineered Products are commodity products available from several domestic suppliers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources.

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2012 was $180.0 million compared with $192.0 million as of December 31, 2011. Approximately $171.8 million of Engineered Products’ backlog as of December 31, 2012 is scheduled to be shipped in 2013. The remainder is scheduled to be shipped in 2014.

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

Information as to Industry Segment Reporting and Geographic Areas

The information contained in Note B to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by industry segment and (2) net sales and assets by geographic region for the years ended December 31, 2012, 2011 and 2010 is incorporated herein by reference.

Recent Developments

On March 23, 2012, we completed the acquisition of FRS, a leading manufacturer of industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic, and thermoplastic hose and has been integrated into our Assembly Components segment. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a seven-year amortizing term loan for $25.0 million that is secured by certain accounts receivable, inventory, real estate and machinery and equipment. We have the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by $30.0 million.

During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

On November 30, 2012, we completed the acquisition of ETM for $1.1 million in cash, promissory notes payable of $0.5 million and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into our Assembly Components segment.

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

Adverse global economic conditions may have significant effects on our customers and suppliers that could result in material adverse effects on our business and operating results.

Significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, unfavorable global economic conditions may materially adversely affect our suppliers’ access to capital and liquidity with which they maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels.

These potential effects of adverse global economic conditions are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations and financial condition.

Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.

As of December 31, 2012, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2013, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

The industries in which we operate are cyclical and are affected by the economy in general.

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, electrical distribution and controls, aerospace and defense, recreational equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 29% and 7% of our net sales during the year ended December 31, 2012 from the automotive and heavy-duty truck industries, respectively.

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

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2012, our ten largest customers accounted for approximately 29% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

We believe that the principal competitive factors for our Supply Technologies segment are an approach reflecting long-term business partnership and reliability, sourced product quality and conformity to customer specifications, timeliness of delivery, price and design and engineering capabilities. We believe that the principal competitive factors for our Assembly Components and Engineered Products segments are product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. The rapidly evolving nature of the markets in which we compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market development more accurately than we do. In addition, our competitors may develop products that are superior to our products or may adapt more quickly than we do to new technologies or evolving customer requirements.

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

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own in the aggregate less than 15% of Holdings’ outstanding common stock and if at such time neither Mr. E. Crawford nor Mr. M. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Our supply of raw materials for our Assembly Components and Engineered Products businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors.

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

As of December 31, 2012, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 600 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	potential disruption that could be caused with the partial or complete reconfiguration of the European Union;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

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

We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising from, among other things, discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not exceed our reserves or have a material adverse effect on our financial condition.

If our information systems fail, our business could be materially affected.

We believe that our information systems are an integral part of the Supply Technologies segment and, to a lesser extent, the Assembly Components and Engineered Products segments. We depend on our information systems to process orders, manage inventory and accounts receivable collections, purchase products, maintain cost-effective operations, route and re-route orders and provide superior service to our customers. We cannot assure you that a disruption in the operation of our information systems used by Supply Technologies, including the failure of the supply chain management software to function properly, or those used by Assembly Components and Engineered Products will not occur. Any such disruption could have a material adverse effect on our financial condition, liquidity and results of operations.

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

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2012, we had goodwill of $49.7 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note D, Goodwill and Other Intangible Assets, to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.

As of December 31, 2012, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 26% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, our operations included numerous manufacturing and supply chain logistics services facilities located in 26 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. Approximately 88% of the available square footage was located in the United States. Approximately 55% of the available square footage was owned. As of December 31, 2012, approximately 21% of the available domestic square footage was used by the Supply Technologies segment, 42% was used by the Engineered Products segment and 37% was used by the Assembly Components segment. Approximately 43% of the available foreign square footage was used by the Supply Technologies segment, 39% was used by the Engineered Products segment and 18% was used by the Assembly Components segment. In the opinion of management, our facilities are generally well maintained and are suitable and adequate for their intended uses.

The following table provides information relative to our principal facilities as of December 31, 2012.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage		Use
SUPPLY TECHNOLOGIES(1)	Cleveland, OH	Leased	60,450	(2)	Supply Technologies Corporate Office
	Dayton, OH	Leased	70,600		Logistics
	Lawrence, PA	Leased	116,000		Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100		Logistics
	Allentown, PA	Leased	43,800		Logistics
	Atlanta, GA	Leased	42,500		Logistics
	Memphis, TN	Leased	48,750		Logistics
	Chicago, IL	Leased	51,000		Logistics
	Tulsa, OK	Leased	40,000		Logistics
	Lenexa, KS	Leased	29,500		Logistics
	Austin, TX	Leased	30,000		Logistics
	Streetsboro, OH	Leased	45,000		Logistics
	Mississauga, Ontario, Canada	Leased	145,000		Manufacturing
	Solon, OH	Leased	47,100		Logistics
	Dublin, VA	Leased	40,000		Logistics
ASSEMBLY	Conneaut, OH(3)	Leased/Owned	258,300		Manufacturing
COMPONENTS	Huntington, IN	Leased	124,500		Manufacturing
	Fremont, IN	Owned	112,000		Manufacturing
	Wapakoneta, OH	Owned	188,000		Manufacturing
	Rootstown, OH	Owned	176,800		Manufacturing
	Ravenna, OH	Owned	64,000		Manufacturing
	Delaware, OH	Owned	45,000		Manufacturing
	Ocala, FL	Owned	433,000		Manufacturing
	Big Rapids, MI	Owned	97,000		Manufacturing
	Lexington, TN	Owned	240,000		Manufacturing
	Cleveland, OH	Leased	150,000		Manufacturing
ENGINEERED	Cuyahoga Hts., OH	Owned	427,000		Manufacturing
PRODUCTS(4)	Cicero, IL	Owned	450,000		Manufacturing
	Le Roeulx, Belgium	Owned	120,000		Manufacturing
	Wickliffe, OH	Owned	110,000		Manufacturing
	Brookfield, WI	Leased	116,000		Manufacturing
	Warren, OH	Owned	195,000		Manufacturing
	Canton, OH	Leased	124,000		Manufacturing
	Madison Heights, MI	Leased	128,000		Manufacturing
	Newport, AR	Owned	200,000		Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes two leased properties with square footage of 91,800 and 64,000 and two owned properties with 82,300 and 20,200 square feet.

(4)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

Item 3.	Legal Proceedings

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2012:

We were a co-defendant in approximately 280 cases asserting claims on behalf of approximately 600 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

One of our subsidiaries, Ajax Tocco Magnethermic (“ATM”), which is included in the Engineered Products segment, was a party to a binding arbitration proceeding pending in South Africa with its customer Evraz Highveld Steel and Vanadium (“Evraz”). The arbitration involved a dispute over the design and installation of a melting furnace. Evraz sought binding arbitration in September 2011 for breach of contract and sought compensatory damages in the amount of $37.0 million, as well as fees and expenses related to the arbitration. ATM counterclaimed in the arbitration, alleging breach of contract for non-payment of $2.7 million as well as fees and expenses related to the arbitration. The arbitration was scheduled to commence in June 2012. Prior to the start of the arbitration, after complete evaluation of Evraz’s evidence, consideration of the jurisdiction of the matter, the uncertainty of a specific outcome and other pertinent facts noted in preparation for the arbitration, we entered into a settlement agreement with Evraz pursuant to which we agreed to settle all claims subject to the arbitration proceeding by paying Evraz $13.0 million in cash, which payment was made in June 2012. The $2.7 million amount receivable from Evraz had been previously reserved and was written off in conjunction with the settlement.

ATM is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment, which was recently filed by ATM, is currently pending before the district court. A bench trial is set to begin in April of 2013.

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

Our consolidated financial statements include the accounts of Park-Ohio and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to recording of a reversal of a tax valuation allowance in 2011, restructuring and impairment charges in 2011 and 2010, acquisitions in 2012 and 2010 and refinancing in 2012 and 2011.

Executive Overview

We are an industrial Total Supply ManagementTM and diversified manufacturing business, operating in three segments: Supply Technologies, Assembly Components and Engineered Products. Our Supply Technologies business provides our customers with Total Supply ManagementTM, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply ManagementTM includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal markets of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, recreational vehicles, HVAC, agricultural and construction equipment, semiconductor equipment, aerospace and defense, and appliance industries. Assembly Components manufactures industrial hose and injected molded rubber components and fuel filler assemblies. In addition, Assembly Components casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural, construction, heavy-duty truck and marine OEMs, primarily on a sole-source basis. Assembly Components also provides value-added services such as design and engineering and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicone, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note B to the consolidated financial statements, included elsewhere herein.

Sales and profitability continued to grow substantially in 2012, continuing the trend of the prior year, as the domestic and international economies come out of the recession. Net sales increased 17% and net income increased 8% in 2012 compared to 2011. Net income in 2012 was affected by an unfavorable $13.0 million litigation settlement. Net income in 2011 was affected by a favorable $16.8 million reversal of the deferred tax asset valuation allowance, partially offset by $5.4 million of impairment charges and debt refinancing costs of $7.3 million.

Approximately 29% of our consolidated net sales are to the automotive markets.

During the third quarter of 2010, Supply Technologies completed the acquisition of certain assets and assumed specific liabilities relating to the ACS business of Lawson Products, Inc. for $16.0 million in cash and a $2.2 million subordinated promissory note payable in equal quarterly installments over three years. ACS is a provider of supply chain management solutions for a broad range of production components through its service centers throughout North America. We recorded a gain of $2.2 million representing the excess of the aggregate fair value of purchased net assets over the purchase price.

On September 30, 2010, we entered a Bill of Sale with Rome, a producer of aluminum high pressure die castings, pursuant to which Rome agreed to transfer to us substantially all of its assets in exchange for approximately $7.5 million of notes receivable due from Rome held by us.

On December 31, 2010, through our subsidiary, Ajax Tocco Magnethermic, we acquired the assets and the related induction heating intellectual property of Pillar for $10.3 million in cash. Pillar provides complete turnkey automated induction power systems and aftermarket parts and service to a worldwide market.

During the third quarter of 2010, we recorded an asset impairment charge of $3.5 million related to the writedown of one of our investments.

On April 7, 2011, we completed the sale of $250.0 million aggregate principal amount of the 8.125% senior notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. In connection with the sale of the Notes, we also entered into an amended credit agreement. We also purchased all of our outstanding $183.8 million aggregate principal amount of the senior subordinated notes due 2014 (the “Senior Subordinated Notes”) that were not held by our affiliates pursuant to a tender offer and subsequent redemption, repaid all of the term loan A and term loan B outstanding under our then existing credit facility and retired the Senior Subordinated Notes in the aggregate principal amount of $26.2 million that were held by an affiliate. We incurred debt extinguishment costs related to premiums and other transaction costs associated with the tender offer and subsequent redemption of the Senior Subordinated Notes and wrote off deferred financing costs totaling $7.3 million and recorded a provision for foreign income taxes of $2.1 million resulting from the retirement of the Senior Subordinated Notes that were held by an affiliate.

During the third quarter of 2011, we recorded an asset impairment charge of $5.4 million associated with the underperformance of the assets of its rubber products business unit within the Assembly Components business segment.

On March 23, 2012, we completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $96.0 million, net of cash acquired. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in our Assembly Components segment.

In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million and provide a seven-year amortizing term loan for $25.0 million that is secured by certain accounts receivable, inventory, real estate and machinery and equipment. We funded the acquisition with cash of $40.0 million, the $25.0 million term loan provided by the Credit Agreement and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement.

During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.

On November 30, 2012, we completed the acquisition of ETM for $1.1 million in cash, promissory notes payable of $0.5 million and $0.1 million annually in each of the next four years, if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into our Assembly Components segment.

Results of Operations

2012 versus 2011

Net Sales by Segment:

	Year Ended December 31,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Supply Technologies	$489.6	$486.6	$3.0	1%
Assembly Components	304.0	157.8	146.2	93%
Engineered Products	340.4	322.2	18.2	6%

Consolidated Net Sales	$1,134.0	$966.6	$167.4	17%

Net sales increased $167.4 million to $1,134.0 million in 2012 compared to $966.6 million in 2011 as we experienced volume increases in each of our segments. Supply Technologies sales increased 1% primarily due to volume increases in the heavy-duty truck, recreational, computer office equipment, consumer electronics and lawn and garden industries, which were offset primarily by declines in the appliance, semi-conductor, HVAC and instruments industries. Assembly Components sales increased 93%, primarily from sales of $152.4 million resulting from the acquisition of FRS and increased sales in the rubber products business unit, offset by lower sales in the aluminum business unit. Engineered Products sales increased 6% primarily due to increased business in the capital equipment and forged and machined products business units.

Cost of Products Sold & Gross Profit:

	Year Ended December 31,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated cost of products sold	$927.0	$799.2	$127.8	16%

Consolidated gross profit	$207.0	$167.3	$39.7	24%

Gross Margin	18.3%	17.3%

Cost of products sold increased $127.8 million in 2012 to $927.0 million compared to $799.2 million in 2011, while gross margin increased to 18.3% in 2012 from 17.3% in 2011. Cost of products sold increased primarily due to the inclusion of FRS results of $125.7 million in 2012, volume increases and increases in commodity prices, including the prices of steel, aluminum, nickel and copper.

Supply Technologies gross margin increased primarily due to product mix. Engineered Products gross margin increased primarily due to volume increases. Gross margin in the Assembly Components segment increased primarily from sales volume associated with the FRS acquisiton, product mix, higher margins on the FRS business and improved operating efficiencies.

Selling, General & Administrative (“SG&A”) Expenses:

	Year Ended December 31,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Consolidated SG&A expenses	$115.7	$105.4	$10.3	10%
SG&A percent	10.2%	10.9%

Consolidated SG&A expenses increased 10% in 2012 compared to 2011. However, we generated a 70 basis point decrease in SG&A expenses as a percent of sales. SG&A expenses increased $10.3 million in 2012 compared to 2011 primarily due to $7.6 million of incremental expense associated with FRS, increases in payroll and payroll related expenses of $1.9 million, FRS acquisition expenses of $1.1 million and $1.0 million of legal expenses associated with the Evraz litigation settlement.

Interest Expense:

	Year Ended December 31,			Percent Change
	2012	2011	Change
	(Dollars in millions)
Interest expense	$26.4	$32.2	$(5.8)	(18)%
Debt extinguishment costs included in interest expense	$0.3	$7.3	$(7.0)	(96)%
Amortization of deferred financing costs and bank service charges	$1.9	$1.9
Average outstanding borrowings	$379.2	$337.3	$41.9	12%
Average borrowing rate	6.88%	7.38%		50 basis points

Interest expense decreased $5.8 million in 2012 compared to 2011, primarily due to higher debt extinguishment costs in 2011 as a result of the refinancing of our Senior Subordinated Notes and the amendment of the Credit Agreement. Average borrowings in 2012 were higher when compared to 2011 due to additional borrowings to fund the acquisition of FRS and the Evraz litigation settlement. The lower average borrowing rate in 2012 was due primarily to the interest rate mix of our credit facility and Notes when compared to the interest rate mix in 2011.

Income Tax:

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Income before income taxes	$51.9	$24.5

Income tax expense (benefit)	$19.2	$(5.2)

Effective income tax rate	37.0%	(21.2)%

The provision for income taxes was $19.2 million in 2012 compared to a benefit of $(5.2) million in 2011. The effective income tax rate was 37.0% in 2012 compared to (21.2)% in 2011.

As of December 31, 2011, we were not in a cumulative three-year loss position and determined that it was more likely than not that our U. S. net deferred tax assets would be realized. As of December 31, 2011, we released $16.8 million of the valuation allowance attributable to continuing operations in 2011.

Our net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2012 and 2011. At December 31, 2012, we had fully utilized the net operating loss carryforwards for U.S. federal income tax purposes.

2011 versus 2010

Net Sales by Segment:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Supply Technologies	$486.6	$397.0	$89.6	23%
Assembly Components	157.8	173.6	(15.8)	(9)%
Engineered Products	322.2	242.9	79.3	33%

Consolidated Net Sales	$966.6	$813.5	$153.1	19%

Net sales increased $153.1 million to $966.6 million in 2011 compared to $813.5 million in 2010 as we experienced volume increases in the Supply Technologies and Engineered Products segments. Supply Technologies sales increased 23% primarily due to volume ($53.8 million) increases in the heavy-duty truck, electrical, industrial equipment, auto, recreational, HVAC, furniture, agricultural and construction equipment industries and price increases of $7.3 million, which were offset primarily by declines in the instruments, medical and semi-conductor industries. In addition, there were $29.8 million of incremental sales resulting from the acquisition of the ACS business. Assembly Components sales decreased 9%, resulting primarily from the completion of certain automotive supply contracts ($31.7 million), a minor decline in sales in the rubber products business unit, offset by sales of $9.6 million resulting from the acquisition of the Rome business and price increases of $5.4 million. Engineered Products sales increased 33% primarily due to increased business in both the capital equipment and forged and machined products business units. In addition, there were $26.3 million of incremental sales resulting from the acquisition of Pillar.

Cost of Products Sold & Gross Profit:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Consolidated cost of products sold	$799.1	$679.4	$119.7	18%

Consolidated gross profit	$167.5	$134.1	$33.4	25%

Gross Margin	17.3%	16.5%

Cost of products sold increased $119.7 million in 2011 to $799.1 million compared to $679.4 million in 2010, while gross margin increased to 17.3% in 2011 from 16.5% in 2010. Cost of products sold increased primarily due to volume increases and increases in commodity prices, including the prices of steel, aluminum, nickel and copper.

Engineered Products gross margin increased primarily due to volume increases. Gross margin in the Assembly Components segment decreased primarily from reduced sales volume. Gross margin in the Supply Technologies segment was essentially unchanged from 2010.

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

Interest Expense:

	Year Ended December 31,			Percent Change
	2011	2010	Change
	(Dollars in millions)
Interest expense	$32.2	$23.8	$8.4	35%
Debt extinguishment costs included in interest expense	$7.3
Amortization of deferred financing costs and bank service charges	$1.9	$1.9
Average outstanding borrowings	$337.3	$322.0	$15.3	5%
Average borrowing rate	7.38%	7.39%	1 basis point

Interest expense increased $8.4 million in 2011 compared to 2010, primarily due to debt extinguishment costs of $7.3 million related to premiums and other transaction costs associated with the tender and early redemption and write off of deferred financing costs associated with the Senior Subordinated Notes. Excluding these costs, interest increased primarily due to an increase in average outstanding borrowings.

Income Tax:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Income before income taxes	$24.5	$17.4

Income tax (benefit) expense	$(5.2)	$2.0

Effective income tax rate	(21.2)%	11.5%

The provision for income taxes was $(5.2) million in 2011 compared to $2.0 million in 2010. The effective income tax rate was (21.2)% in 2011 compared to 11.5% in 2010.

We released $16.8 million of the valuation allowance attributable to continuing operations in 2011 compared to $5.8 million in 2010. As of December 31, 2011, we were not in a cumulative three-year loss position and determined that it was more likely than not that our U.S. net deferred tax assets would be realized. As of December 31, 2010, we determined that it was not more likely than not that our net U.S. and certain foreign deferred tax assets would be realized.

Our net operating loss carryforward precluded the payment of most U.S. federal income taxes in both 2011 and 2010. At December 31, 2011, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $10.4 million, which will expire between 2024 and 2031.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2012, none were outstanding. We currently have no other derivative instruments.

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

Revenue Recognition:    We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in other current assets in the accompanying consolidated balance sheet. Billings that are in excess of revenue earned on contracts in process are classified in accrued expenses on the accompanying balance sheet. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Allowance for Doubtful Accounts:    Accounts receivable have been reduced by an allowance for amounts that may become uncollectable in the future. Allowances are developed by the individual operating units based on historical losses, adjusting for economic conditions. Our policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

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

Impairment of Long-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We reviewed our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identified impairment indicators, we determined whether the carrying amount of our long-lived assets was recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We considered whether impairments existed at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeded the expected cash flows, we estimated the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predictable cash flows by performing discounted cash flow analysis using the same discount rate used as the weighted average cost of capital in the respective goodwill impairment analysis to estimate fair value when market information was not available to determine whether an impairment existed. Certain assets were abandoned and written down to scrap or appraised value. We recorded $5.4 million of asset impairment charges in 2011 based on appraisals and scrap values. See Note M to the consolidated financial statements included elsewhere herein.

Restructuring:    We recognize costs in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Detailed contemporaneous documentation is maintained and updated on a quarterly basis to ensure that accruals are properly supported. If management determines that there is a change in the estimate, the accruals are adjusted to reflect the changes.

Goodwill and Indefinite-Lived Assets:    As required by ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill and indefinite-lived assets at least annually, as of October 1 of each year, or more frequently if impairment indicators arise.

The goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of a reportable operating segment having similar economic characteristics.

During 2011, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for the Capital Equipment reporting unit was not impaired and that the two-step approach was not required to be performed for this reporting unit. Based on a review of various qualitative factors, management concluded that the goodwill for the Aluminum Products reporting unit would be tested under the two-step approach. We prepare the quantitative goodwill impairment analysis by comparing the estimated fair value of each reporting unit to its carrying value. Management determined fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for the reporting unit. If the calculated fair value is less than the carrying value, impairment of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are determined by using the weighted average cost of capital (“WACC”) methodology. The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for the Aluminum reporting unit was 12% which is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As a result of this analysis, we concluded that no impairment existed.

In 2012, we completed the acquisitions of FRS and ETM and recorded additional goodwill of $40.2 million. At December 31, 2012, we had goodwill of $49.7 million. In 2012, based on a review of various qualitative factors, management concluded that the goodwill related to the Aluminum Products, FRS and the Capital Equipment reporting units was not impaired and that the two-step approach was not required to be performed.

At December 31, 2012, we had one indefinite-lived tradename related to the 2012 acquisition of FRS in the amount of $11.5 million. For purposes of impairment testing, we estimated the fair value of the trade name using a “relief from royalty” approach. This approach involves two steps: (1) estimating a reasonable royalty rate for the trade name and (2) applying this royalty rate to a net sales stream and discounting the resulting cash flows to determine fair value. Fair value is then compared with the carrying value of the trade name. As a result of this analysis, we concluded that no impairment existed.

Income Taxes:    In accordance with ASC 740, “Income Taxes” (“ASC 740”), we account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion.

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

Stock-Based Compensation:    ASC 718, “Compensation-Stock Compensation,” requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes a fair-value measurement objective in determining the value of such a cost. We recorded expense related to stock-based compensation in 2012, 2011, and 2010 of $2.7 million, $2.1 million and $1.7 million (before tax), respectively.

Accounting Guidance Issued But Not Adopted as of December 31, 2012

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of the offsetting disclosures of ASU 2011-11. Both ASUs are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. We are currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of adopting this guidance.

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

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment businesses, included in the Engineered Products segment.

Forward-Looking Statements

This annual report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crisis; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; potential disruption due to a partial or complete reconfiguration of the European Union; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors”. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on our floating rate revolving credit facility, which consisted of borrowings of $124.2 million at December 31, 2012. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2012.

Our foreign subsidiaries generally conduct business in local currencies. During 2012, we recorded a favorable foreign currency translation adjustment of $0.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 27, 2013

Park-Ohio Industries Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,392	$61,297
Accounts receivable, less allowances for doubtful accounts of $3,563 in 2012 and $5,483 in 2011	161,205	139,750
Inventories, net	215,579	202,039
Deferred tax assets	19,380	20,561
Unbilled contract revenue	1,385	18,778
Other current assets	21,631	11,141

Total current assets	461,572	453,566
Property, plant and equipment:
Land and land improvements	5,625	3,604
Buildings	59,034	50,620
Machinery and equipment	242,840	206,809

	307,499	261,033
Less accumulated depreciation	208,056	198,007

	99,443	63,026
Other assets:
Goodwill and other intangible assets	99,295	20,187
Other	62,515	61,452

	$722,825	$598,231

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$102,051	$99,562
Payable to affiliates	1,541	1,569
Accrued expenses	83,385	74,130
Current portion of long-term debt	4,411	1,415
Current portion of other postretirement benefits	1,906	2,002

Total current liabilities	193,294	178,678
Long-term liabilities, less current portion:
Senior Notes	250,000	250,000
Credit facility	120,629	93,000
Other long-term debt	3,638	3,165
Deferred tax liabilities	31,461	1,392
Other postretirement benefits and other long-term liabilities	27,349	24,285

	433,077	371,842
Shareholder’s equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	75,805	59,867
Retained earnings (deficit)	27,511	(3,721)
Accumulated other comprehensive loss	(6,862)	(8,435)

	96,454	47,711

	$722,825	$598,231

See notes to consolidated financial statements.

Park-Ohio Industries Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net sales	$1,134,042	$966,573	$813,522
Cost of products sold	927,026	799,112	679,425

Gross profit	207,016	167,461	134,097
Selling, general and administrative expenses	115,742	105,443	91,541
Restructuring and asset impairment charges	—	5,359	3,539
Settlement of litigation	13,000	—	—

Operating income	78,274	56,659	39,017
Gain on acquisition of business	—	—	(2,210)
Interest expense	26,362	32,179	23,868

Income before income taxes	51,912	24,480	17,359
Income tax expense (benefit)	19,180	(5,203)	2,034

Net income	$32,732	$29,683	$15,325

See notes to consolidated financial statements.

Park-Ohio Industries Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$32,732	$29,683	$15,325
Other comprehensive income:
Foreign currency translation gain (loss)	584	(1,387)	(741)
Pension and postretirement benefit adjustment, net of tax	989	(9,456)	8,263

Total other comprehensive income (loss)	1,573	(10,843)	7,522

Comprehensive income, net of tax	$34,305	$18,840	$22,847

See notes to consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2010	$—	$64,308	$(38,729)	$(5,114)	$20,465
Other comprehensive income	—	—	15,325	7,522	22,847
Share-based compensation	—	1,735	—	—	1,735
Capital contribution from shareholder	—	(6,762)	—	—	(6,762)
Distribution of capital to shareholder	—	(750)	—	—	(750)

Balance at December 31, 2010	—	58,531	(23,404)	2,408	37,535
Other comprehensive income (loss)	—	—	29,683	(10,843)	18,840
Share-based compensation	—	2,086	—	—	2,086
Dividend paid to parent	—	—	(10,000)	—	(10,000)
Distribution of capital to shareholder	—	(750)	—	—	(750)

Balance at December 31, 2011	—	59,867	(3,721)	(8,435)	47,711
Other comprehensive income	—	—	32,732	1,573	34,305
Share-based compensation expense	—	2,703	—	—	2,703
Income tax effect of share-based compensation exercises and vesting	—	416	—	—	416
Income tax effect of suspended benefits from share-based compensation	—	2,819	—	—	2,819
Dividend paid to parent	—	—	(1,500)	—	(1,500)
Capital contribution from parent	—	10,000	—	—	10,000

Balance at December 31, 2012	$—	$75,805	$27,511	$(6,862)	$96,454

See notes to consolidated financial statements.

Park-Ohio Industries Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$32,732	$29,683	$15,325
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17,518	16,028	17,122
Restructuring and asset impairment charges	—	5,359	3,539
Debt extinguishment costs	305	7,335	—
Gain on acquisition of business	—	—	(2,210)
Gain on sale of property	(250)	—	—
Deferred income taxes	7,959	(12,817)	(1,126)
Share-based compensation expense	2,703	2,086	1,735
Changes in operating assets and liabilities excluding acquisitions of businesses:
Accounts receivable	9,631	(13,342)	(7,624)
Inventories and other current assets	9,320	(22,162)	10,067
Accounts payable and accrued expenses	(21,868)	19,540	27,856
Other	(1,571)	(5,096)	9,864

Net cash provided by operating activities	56,479	26,614	74,548
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,949)	(10,754)	(3,951)
Proceeds from sale and leaseback transactions	5,904	—	—
Business acquisitions, net of cash acquired	(96,963)	—	(25,900)
Proceeds from the sale of property	400	1,575	—

Net cash used by investing activities	(117,608)	(9,179)	(29,851)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	25,870	—	—
Payments on term loans and other debt	(3,650)	(37,598)	(8,944)
Proceeds from (payments on) revolving credit facility	8,879	2,800	(11,000)
Issuance of 8.125% Senior Notes due 2021, net of deferred financing costs	—	244,970	—
Redemption of 8.375% senior subordinated notes due 2014	—	(189,555)	—
Bank debt issue costs	(876)	(1,080)	(4,142)
Distribution of capital to shareholder	—	(750)	(750)
Income tax effect of suspended benefits from share-based compensation	2,819	—	—
Income tax effect of share-based compensation exercises and vesting	416	—	—
Dividend paid to parent	(1,500)	(10,000)	—
Capital contributions from parent	10,000	—	(6,762)

Net cash provided (used) by financing activities	41,958	8,787	(31,598)
Effect of exchange rate changes on cash	266	—	—

(Decrease) increase in cash and cash equivalents	(18,905)	26,222	13,099
Cash and cash equivalents at beginning of year	61,297	35,075	21,976

Cash and cash equivalents at end of year	$42,392	$61,297	$35,075

Income taxes paid	$5,548	$4,648	$1,217
Interest paid (includes $5,720 of senior subordinated notes redemption costs in 2011)	23,832	26,993	23,324

See notes to consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value. Inventory reserves were $27,206 and $24,881 at December 31, 2012 and 2011, respectively. Inventory consigned to others was $6,585 and $6,546 at December 31, 2012 and 2011, respectively.

Major Classes of Inventories

	December 31,
	2012	2011
Finished goods	$112,986	$122,010
Work in process	27,909	20,660
Raw materials and supplies	74,684	59,369

	$215,579	$202,039

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

Goodwill and Indefinite-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill recorded in connection with business acquisitions. Other intangible assets, which consist primarily of non-contractual customer relationships, are amortized over their estimated useful lives.

Goodwill and indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, Intangibles — Goodwill and Other.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. We have identified our reporting units at the component level, or one level below our operating segments. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our October 1, 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we identify and assess relevant drivers of fair value and events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance. Company-specific events and share price trends, and the assessment of whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

Stock-Based Compensation:    The Company follows the provisions of ASC 718, “Compensation” — Stock Compensation (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense for awards with service conditions only that are subject to graded vesting is recognized on a straight-line basis over the term of the vesting period. Pursuant to ASC 718, share-based compensation expense from Holdings is allocated to the Company.

Additional information regarding Holdings’ share-based compensation program is provided in Note N.

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

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 11% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenues in the accompanying consolidated balance sheet. Billings that are in excess of revenues earned on contracts in process are classified in accrued expenses in the accompanying balance sheet.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history. During 2012 and 2011, we sold approximately $76,482 and $63,202, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2012 and 2011, a loss in the amount of $314 and $281, respectively, related to the sale of accounts receivable is recorded in the Consolidated Statements of Income. These losses represented implicit interest on the transactions.

Software Development Costs:    Software development costs incurred subsequent to establishing feasibility through the general release of the software products are capitalized and included in other assets in the consolidated balance sheet. Technological feasibility is demonstrated by the completion of a working model. All costs prior to the development of the working model are expensed as incurred. Capitalized costs are amortized on a straight-line basis over five years, which is the estimated useful life of the software product. Amortization expense was $1,183, $1,533 and $2,213 in 2012, 2011 and 2010, respectively.

Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2012, the Company had uncollateralized receivables with four customers in the automotive industry, each with several locations, aggregating $18,791, which represented approximately 12% of the Company’s trade accounts receivable. During 2012, sales to these customers amounted to approximately $132,321, which represented approximately 12% of the Company’s net sales.

Shipping and Handling Costs:    All shipping and handling costs are included in cost of products sold in the Consolidated Statements of Income.

Environmental:    The Company accrues environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers.

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

New Accounting Pronouncements:

In June 2011, the FASB issued ASU No, 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income:

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income (“OCI”). Also, items that are reclassified from OCI to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, deferring its requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. Entities continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or to disclose those amounts in the notes to the financial statements. The requirement to present reclassification adjustments in interim periods was also deferred. However, entities are required to report a total for comprehensive income in condensed financial statements of interim periods in a single continuous statement or in two consecutive statements. The Company adopted ASU No. 2011-05 in the first quarter 2012 and elected to present the components of net income and comprehensive income in two separate but consecutive statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Reclassification:    Certain amounts in the prior years’ financial statement have been reclassified to conform to the current year presentation.

NOTE B — Segments

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies for the automotive and industrial industries. FRS expanded the Company’s sales of assembled components.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2012, as a result of the FRS acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment) and Delo Screw Products (previously included in the Supply Technologies segment) with FRS to form the Assembly Components segment. The former Manufactured Products segment is now referred to as Engineered Products. The results of operations of FRS from the date of the acquisition through December 31, 2012 are included in the Assembly Components segment. The business segment results for the prior years have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, recreational equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate assets generally consist of cash and cash equivalents, deferred tax assets, property and equipment, and other assets.

	Year Ended December 31,
	2012	2011	2010
Net sales:
Supply Technologies	$489,651	$486,571	$397,038
Assembly Components	304,003	157,764	173,555
Engineered Products	340,388	322,238	242,929

	$1,134,042	$966,573	$813,522

Segment operating income:
Supply Technologies	$33,748	$31,303	$21,738
Assembly Components	19,944	1,425	6,972
Engineered Products	55,040	45,289	28,827

	108,732	78,017	57,537
Corporate costs	(17,458)	(15,999)	(14,981)
Settlement of litigation	(13,000)	—	—
Gain on acquisition of business	—	—	2,210
Restructuring and asset impairment charge	—	(5,359)	(3,539)
Interest expense (includes $305 and $7,335 of debt extinguishment costs in 2012 and 2011)	(26,362)	(32,179)	(23,868)

Income before income taxes	$51,912	$24,480	$17,359

Identifiable assets:
Supply Technologies	$207,002	$225,346	$215,147
Assembly Components	230,049	73,065	82,819
Engineered Products	199,362	195,834	174,185
General corporate	86,412	103,986	83,128

	$722,825	$598,231	$555,279

Depreciation and amortization expense:
Supply Technologies	$3,885	$4,555	$5,205
Assembly Components	9,475	7,180	7,967
Engineered Products	3,153	3,900	3,589
General corporate	1,005	393	361

	$17,518	$16,028	$17,122

Capital expenditures:
Supply Technologies	$1,632	$1,308	$1,414
Assembly Components	22,115	8,452	707
Engineered Products	3,132	895	1,786
General corporate	70	99	44

	$26,949	$10,754	$3,951

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2012	2011	2010
Supply Technologies:
Supply Technologies	87%	88%	88%
Engineered specialty products	12%	11%	11%
Other	1%	1%	1%

	100%	100%	100%

Assembly Components:
Fluid routing	50%	—%	—%
Aluminum products	39%	81%	83%
Rubber and plastics	9%	15%	14%
Screw products	2%	4%	3%

	100%	100%	100%

Engineered Products:
Capital equipment	80%	81%	81%
Forged and machined products	20%	19%	19%

	100%	100%	100%

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2012	2011	2010
United States	77%	76%	73%
Asia	6%	9%	10%
Canada	8%	5%	6%
Mexico	4%	3%	3%
Europe	4%	5%	5%
Other	1%	2%	3%

	100%	100%	100%

The basis for attributing revenue to individual countries is final shipping destination.

At December 31, 2012, 2011 and 2010, approximately 81%, 68% and 75%, respectively, of the Company’s assets were maintained in the United States.

NOTE C — Acquisitions

On March 23, 2012, the Company completed the acquisition of FRS, a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $95,692, net of cash acquired. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida,

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $152,445 and net income of $7,140 for the period from the date acquired through December 31, 2012. The Company funded the acquisition with cash of $40,000, a $25,000 seven-year amortizing term loan provided by the Credit Agreement and secured by accounts receivable, inventory, certain real estate and machinery and equipment of the Company and $33,772 of borrowings under the revolving credit facility provided by the Credit Agreement. The cash used by the Company to acquire FRS included a $10,000 capital contribution from Holdings. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the preliminary purchase price is allocated as follows:

Cash and cash equivalents	$2,810
Accounts receivable	30,920
Inventories	12,355
Prepaid expenses and other current assets	2,674
Property, plant and equipment	30,258
Customer relationships	29,400
Trademarks and trade name	11,500
Other assets	212
Accounts payable	(17,815)
Accrued expenses	(15,599)
Deferred tax liability	(26,424)
Other long-term liabilities	(776)
Goodwill	39,257

Total purchase price	$98,772

There were $1,139 of direct transaction costs included in selling, general and administrative expenses during the year ended December 31, 2012 related to the acquisition of FRS.

The following pro forma information gives effect to the Company’s acquisition of FRS as if the acquisition occurred on January 1, 2011 and FRS had been included in the Company’s Consolidated Statements of Income for the years ended December 31, 2012 and 2011.

	Years ended December 31,
	2012	2011
(Unaudited)
Pro forma revenues	$1,184,911	$1,152,072
Pro forma net income	$40,080	$39,684

The historical consolidated financial information of the Company and FRS has been adjusted in the pro forma information to give effect to adjustments that are: (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact on the combined results.

On November 30, 2012, the Company completed the acquisition of Elastomeros Tecnicos Moldeados Inc, (“ETM”) for $1,082 in cash, $500 in promissory notes payable and $125 annually in

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the next four years if ETM achieves certain earnings levels. ETM is a provider of molded rubber products and has been integrated into the Company’s Assembly Components segment. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to ETM’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2012, the effective date of the acquisition. Based on the preliminary purchase price allocation, goodwill of $960 was recorded.

Direct transaction costs associated with this acquisition during the year ended December 31, 2012 were not material. Assuming this acquisition had taken place at the beginning of 2011, pro forma results would not have been materially different.

Effective August 31, 2010, the Company completed the acquisition of certain assets and assumed specific liabilities relating to Assembly Components Systems (“ACS”) business unit of Lawson Products, Inc. The net assets acquired were integrated into the Company’s Supply Technologies business segment. The fair value of the net assets acquired exceeded the total purchase price and, accordingly, resulted in a gain on acquisition of business of $2,210. On September 30, 2010, the Company entered a Bill of Sale with Rome Die Casting LLC (“Rome”), a producer of aluminum high pressure die castings. The assets of Rome were integrated into the Company’s Assembly Components segment. On December 31, 2010, the Company, through its subsidiary Ajax Tocco Magnathermic, acquired the assets and the related induction heating intellectual property of ABP Induction’s United States heating business operating as Pillar Induction (“Pillar”). The assets of Pillar have been integrated into the Company’s Engineered Products segment. The acquisitions of Rome and Pillar were accounted for under the acquisition method of accounting and resulted in goodwill of $4,572 and $990, respectively.

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

December 31, 2010
(Unaudited)
Pro forma revenues	$881,271
Pro forma net income	$13,337

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2010	$—	$—	$4,155	$4,155
Foreign currency translation	—	—	(211)	(211)
Acquisitions	—	4,572	584	5,156

Balance at December 31, 2010	—	4,572	4,528	9,100
Foreign currency translation	—	—	(43)	(43)
Finalization of Pillar purchase price allocation	—	—	406	406

Balance at December 31, 2011	—	4,572	4,891	9,463
Foreign currency translation	—	—	35	35
Acquisitions	—	40,217	—	40,217

Balance at December 31, 2012	$—	$44,789	$4,926	$49,715

Other intangible assets were acquired in connection with acquisitions. Information regarding other intangible assets as of December 31, 2012 and 2011 follows:

		2012			2011
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$41,720	$5,724	$35,996	$11,670	$3,320	$8,350
Other	3,420	1,336	2,084	3,420	1,046	2,374

	$45,140	$7,060	38,080	$15,090	$4,366	10,724

Indefinite-lived tradenames			11,500			—
Goodwill			49,715			9,463

Goodwill and other intangible assets			$99,295			$20,187

Amortization of other intangible assets was $2,511 for the year ended December 31, 2012; $1,449 for the year ended December 31, 2011 and $745 for the year ended December 31, 2010. Amortization expense for each of the five years following December 31, 2012 is approximately $3,139 in 2013 and $3,081 for each of the four subsequent years thereafter. The weighted-average amortization period for the acquired intangible assets was 13.3 years for non-contractual customer relationships and 12.2 years for other intangible assets.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — Other Assets

Other assets consists of the following:

	December 31,
	2012	2011
Pension assets	$52,949	$49,575
Deferred financing costs, net	6,970	7,253
Software development costs	791	1,920
Other	1,805	2,704

Totals	$62,515	$61,452

NOTE F — Accrued Expenses

Accrued expenses include the following:

	December 31,
	2012	2011
Accrued salaries, wages and benefits	$20,117	$15,771
Advance billings	27,165	30,180
Warranty accrual	6,889	4,208
Interest payable	5,497	5,106
Taxes, income and other	6,092	4,331
Other	17,625	14,534

Totals	$83,385	$74,130

Substantially all advance billings relate to the Company’s capital equipment business unit. Warranty liabilities are primarily associated with the Company’s capital equipment business unit and the fluid routing solutions business.

The changes in the aggregate product warranty liability are as follows for the year ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$4,208	$4,046	$2,760
Claims paid during the year	(6,030)	(3,421)	(1,260)
Warranty expense	5,395	3,583	2,294
Acquired warranty liabilities	3,316	—	—
Other	—	—	252

Balance at end of year	$6,889	$4,208	$4,046

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — Financing Arrangements

Long-term debt consists of the following:

	December 31,
	2012	2011
8.125% Senior Notes due 2021	$250,000	$250,000
Revolving credit	101,879	93,000
Term loan	22,321	—
Other	4,478	4,580

	378,678	347,580
Less current maturities	4,411	1,415

Total	$374,267	$346,165

On April 7, 2011, the Company completed the sale of $250,000 in the aggregate principal amount of 8.125% Senior Notes due 2021 (the “Notes”). The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year commencing on October 1, 2011. The Notes mature on April 1, 2021. The Company is a party to a credit and security agreement dated November 5, 2003, as amended (the “Credit Agreement”) with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200,000 to $220,000, and provide a term loan for $25,000. The Company may increase the commitment by an additional $30,000 during the term of the Credit Agreement. The Credit Agreement is secured by accounts receivable, inventory, certain real estate and machinery and equipment. At December 31, 2012, in addition to amounts borrowed under the revolving credit facility, there was $9,001 outstanding for standby letters of credit. An annual fee of up to .5% is imposed by the bank on the unused borrowing capacity and is based on the total aggregate credit facility used. Amounts borrowed under the revolving credit facility may be borrowed at either LIBOR plus 1.75% to 2.75% or the bank’s prime lending rate minus .25% to 1.00% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2.0% at December 31, 2012. At December 31, 2012 the Company had approximately $60,364 of unused borrowing capacity available under the revolving credit facility. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus .25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.14% at December 31, 2012.

Maturities of long-term debt during each of the five years following December 31, 2012 are approximately $4,411 in 2013, $4,413 in 2014, $4,416 in 2015, $114,332 in 2016 and $741 in 2017.

Foreign subsidiaries of the Company had no borrowings at December 31, 2012 and 2011, respectively and outstanding bank guarantees of approximately $9,161 at December 31, 2012 under their credit arrangements.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material domestic subsidiaries of

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company. Provisions of the indenture governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2012, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 6.15% at December 31, 2012.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement approximate fair value at December 31, 2012 and 2011. The approximate fair value of the Notes was $266,250 at December 31, 2012 and $247,500 at December 31, 2011. The fair value of the Notes is estimated based on a third-party’s bid price, which was determined to be a Level 1 input.

In connection with the sale of the Notes, the Company incurred debt extinguishment costs related primarily to premiums and other transaction costs and wrote off deferred financing costs totaling $7,335 in 2011. In connection with the amendment to the Credit Agreement in 2012, the Company wrote off deferred financing costs of $305.

NOTE H — Income Taxes

Income from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2012	2011	2010
United States	$36,656	$14,092	$6,861
Outside the United States	15,256	10,388	10,498

	$51,912	$24,480	$17,359

Income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current expense (benefit):
Federal	$6,030	$(41)	$61
State	812	497	573
Foreign	4,379	7,158	2,526

	11,221	7,614	3,160
Deferred expense (benefit):
Federal	7,942	(9,661)	(2,014)
State	(262)	(2,563)	689
Foreign	279	(593)	199

	7,959	(12,817)	(1,126)

Income tax expense (benefit)	$19,180	$(5,203)	$2,034

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows:

Rate Reconciliation	2012	2011	2010
Tax at statutory rate	$18,154	$8,477	$6,027
Effect of state income taxes, net	920	153	1,048
Effect of foreign operations	(71)	2,910	1,472
Valuation allowance, federal and foreign	(167)	(16,820)	(6,475)
Non-deductable items	577	378	480
Gain on asset purchase	—	—	(772)
Other, net	(233)	(301)	254

Total	$19,180	$(5,203)	$2,034

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Postretirement benefit obligation	$7,031	$6,970
Inventory	11,522	11,682
Net operating loss and credit carryforwards	5,290	9,677
Goodwill	626	1,862
Other	12,676	12,725

Total deferred tax assets	37,145	42,916
Deferred tax liabilities:
Depreciation and amortization	8,643	83
Inventory	611	—
Pension	19,176	17,491
Intangible assets and other	16,554	1,764

Total deferred tax liabilities	44,984	19,338

Net deferred tax (liabilities) assets prior to valuation allowances	(7,839)	23,578
Valuation allowances	(4,242)	(4,409)

Net deferred tax (liability) asset	$(12,081)	$19,169

At December 31, 2012, the Company has state and foreign net operating loss carryforwards for income tax purposes. The foreign net operating loss carryforward is $2,760, of which $650 expires in 2022 and the remainder has no expiration date. The Company also has a tax benefit from a state net operating loss carryforward of $4,804 that expires between 2013 and 2032. The Company also has alternative minimum tax credit carryforwards of $879 that have no expiration date.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2009 through 2012 remain open for examination by the U.S. and various state and foreign taxing authorities.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and 2011, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. As of December 31, 2012, the company reversed a valuation allowance of $328 against its state net operating loss carryforward and as of December 31, 2011, the Company reversed a valuation allowance of $16,820 against its U.S. deferred tax assets. As of December 31, 2012 and 2011, the Company recorded valuation allowances of $161 and $565, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Unrecognized Tax Benefit — January 1,	$5,977	$6,142	$5,718
Gross Increases — Tax Positions in Prior Period	123	32	283
Gross Decreases — Tax Positions in Prior Period	(2)	(129)	(4)
Gross Increases — Tax Positions in Current Period	60	135	341
Settlements	—	—	(18)
Lapse of Statute of Limitations	(70)	(203)	(178)

Unrecognized Tax Benefit — December 31,	$6,088	$5,977	$6,142

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,870 at December 31, 2012 and $4,794 at December 31, 2011. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2012 and 2011, the Company recognized approximately $58 and $19, respectively, in net interest and penalties. The Company had approximately $759 and $701 for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively. The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

Deferred taxes have not been provided on approximately $77,221 of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practicable to determine the unrecognized tax liability on such undistributed earnings.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ATM is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6,000 in direct and $4,000 in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment, which was recently filed by ATM, is currently pending before the district court. A bench trial is set to begin in April of 2013.

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2012 and 2011:

	Pension		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$52,259	$49,672	$18,559	$18,432
Service cost	2,157	1,627	49	52
Interest cost	2,243	2,329	771	857
Actuarial losses	4,318	3,015	1,143	1,346
Benefits and expenses paid, net of contributions	(4,545)	(4,384)	(2,040)	(2,128)

Benefit obligation at end of year	$56,432	$52,259	$18,482	$18,559

Change in plan assets
Fair value of plan assets at beginning of year	$101,834	$110,458	$—	$—
Actual return (loss) on plan assets	13,692	(2,740)	—	—
Company contributions	—	—	2,040	2,128
Cash transfer to fund postretirement benefit payments	(1,600)	(1,500)	—	—
Benefits and expenses paid, net of contributions	(4,545)	(4,384)	(2,040)	(2,128)

Fair value of plan assets at end of year	$109,381	$101,834	$—	$—

Funded (underfunded) status of the plans	$52,949	$49,575	$(18,482)	$(18,559)

Amounts recognized in the consolidated balance sheets consist of:

	Pension		Postretirement Benefits
	2012	2011	2012	2011
Noncurrent assets	$52,949	$49,575	$—	$—
Noncurrent liabilities	—	—	16,576	16,557
Current liabilities	—	—	1,906	2,002

	$52,949	$49,575	$18,482	$18,559

Amounts recognized in accumulated other comprehensive (income) loss
Net actuarial loss	$20,275	$22,345	$7,592	$7,052
Net prior service cost	104	148	—	—
Net transition (asset)	(51)	(91)	—	—

Accumulated other comprehensive loss	$20,328	$22,402	$7,592	$7,052

As of December 31, 2012 and 2011, the Company’s defined benefit pension plans did not hold a material amount of shares of the Parent Company’s common stock.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plan weighted-average asset allocation at December 31, 2012 and 2011 and target allocation for 2013 are as follows:

		Plan Assets
	Target 2013	2012	2011
Asset Category
Equity securities	45-75%	64.4%	66.4%
Debt securities	10-40	27.8	24.6
Other	0-20	7.8	9.0

	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Collective trust and pooled insurance funds:
Common stock	$40,082	$2,468	$—	$42,550	$40,649	$2,088	$—	$42,737
Equity Funds	23,852	—	—	23,852	21,102	—	—	21,102
Foreign Stock	4,099	—	—	4,099	3,820	—	—	3,820
U.S. Government obligations	6,460	—	—	6,460	7,176	—	—	7,176
Fixed income funds	17,079	—	—	17,079	12,492	—	—	12,492
Corporate Bonds	6,838	—	—	6,838	5,420	—	—	5,420
Cash and Cash Equivalents	1,970	—	—	1,970	2,964	—	—	2,964
Hedge funds	—	—	6,374	6,374	—	—	5,936	5,936
Other	159	—	—	159	187	—	—	187

	$100,539	$2,468	$6,374	$109,381	$93,810	$2,088	$5,936	$101,834

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

The following table presents a reconciliation of Level 3 assets held during the years ended December 31, 2012 and 2011.

	Balance Beginning of Year	Net Unrealized Gain (Loss)	Purchases	Balance End of Year
Hedge Funds:
2012	$5,936	$438	$—	$6,374

2011	$—	$(64)	$6,000	$5,936

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31 and to measure the net periodic benefit cost in the following year.

	Weighted-Average assumptions as of December 31,
	Pension			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	3.66%	4.50%	5.00%	3.35%	4.50%	5.00%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	2.00%	2.00%	N/A	N/A	N/A	N/A

In determining its expected return on plan assets assumption for the year ended December 31, 2012, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2012 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

For measurement purposes, a 7.0% and a 7.25% annual rate of increase in the per capita cost of covered medical health care benefits and drug benefits, respectively were assumed for 2012. The rates were assumed to decrease gradually to 5.0% for medical and drug for 2042 and remain at that level thereafter.

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service costs	$2,157	$1,627	$295	$49	$52	$31
Interest costs	2,243	2,329	2,596	771	857	959
Expected return on plan assets	(8,231)	(8,950)	(7,932)	—	—	—
Transition obligation	(40)	(40)	(40)	—	—	—
Amortization of prior service cost	44	44	61	(96)	(96)	(96)
Recognized net actuarial loss	927	—	366	699	449	381

Benefit (income) costs	$(2,900)	$(4,990)	$(4,654)	$1,423	$1,262	$1,275

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$22,402	$7,701	$15,900	$7,052	$6,059	$4,980
Net (gain)/loss arising during the year	(1,143)	14,704	(7,811)	1,143	1,346	1,364
Recognition of prior service cost/(credit)	(44)	(44)	(62)	96	96	96
Recognition of (gain)/loss	(887)	41	(326)	(699)	(449)	(381)

Total recognized in accumulated other comprehensive loss at end of year	$20,328	$22,402	$7,701	$7,592	$7,052	$6,059

The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2013 are $(731), $44 and $(40), respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2013 is $802 and $(96), respectively.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2013	$4,072	$2,140	$234	$1,906
2014	4,067	2,040	223	1,817
2015	4,044	1,930	210	1,720
2016	4,051	1,780	197	1,583
2017	4,236	1,660	182	1,478
2018 to 2022	21,569	6,656	739	5,917

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components in 2012	$63	$(56)
Effect on postretirement benefit obligation as of December 31, 2012	$1,501	$(1,328)

The Company expects to have no contributions to its defined benefit plans in 2013.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $375 upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $476 in 2012 related to the SERP and $389 in 2011 and 2010. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $94 quarterly ($375 annually) for a seven-year period to an account in which the CEO will always be 100% vested. The seven-year period began on March 31, 2008.

NOTE K — Leases

Future minimum lease commitments during each of the five years following December 31, 2012 and thereafter are as follows: $12,588 in 2013, $9,149 in 2014, $6,858 in 2015, $5,416 in 2016, $4,102 in 2017 and $7,333 thereafter. Rental expense for 2012, 2011 and 2010 was $15,799, $16,363 and $13,068, respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2,560. Transactions with related parties are in the ordinary course of business, are conducted on an arms length basis, and are not material to the Company’s financial position, results of operations or cash flows.

During 2012, we entered into sales leaseback transactions for certain equipment. No gains or losses resulted from these transactions and the leases are being accounted for as operating leases.

NOTE L — Accumulated Comprehensive Income (Loss)

The changes in accumulated comprehensive income (loss) are as follows for the years ended December 31, 2012, 2011 and 2010:

	Cumulative Translation Adjustment	Pension and Postretirement benefits	Total
Balance at January 1, 2010	$6,920	$(12,064)	$(5,144)
Translation (loss)	(711)	—	(711)
Net gain (loss) arising during the year, net of tax of $(1,211)	—	7,658	7,658
Recognition of prior service (cost) credit, net of tax of $(3)	—	(31)	(31)
Recognition of gain (loss), net of tax of $71	—	636	636

Balance at December 31, 2010	6,209	(3,801)	2,408
Translation (loss)	(1,387)	—	(1,387)
Net gain (loss) arising during the year, net of tax of $(6,420)	—	(9,630)	(9,630)
Recognition of prior service (cost) credit, net of tax of $(21)	—	(31)	(31)
Recognition of gain (loss), net of tax of $203	—	205	205

Balance at December 31, 2011	4,822	(13,257)	(8,435)
Translation gain	584	—	584
Net gain (loss) arising during the year, net of tax of $0	—	—	—
Recognition of prior service (cost) credit, net of tax of $(18)	—	(34)	(34)
Recognition of gain (loss), net of tax of $563	—	1,023	1,023

Balance at December 31, 2012	$5,406	$(12,268)	$(6,862)

NOTE M — Restructuring and Unusual Charges

During the third quarter of 2011, the Company recorded a $5,359 restructuring and asset impairment charge related to the write down of underperforming assets in its rubber products business unit.

During the third quarter of 2010, the Company reviewed one of its investments and determined there was diminution in value and therefore recorded an asset impairment charge of $3,539 included in the Assembly Components segment.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — Stock Plan

Holdings’ grants share-based compensation awards to Industries’ employees. In accordance with ASC 718, such costs are allocated to Industries. Under the provisions of the Company’s 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), which is administered by the Compensation Committee of Holdings’ Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted shares, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair market value at the date of grant. The aggregate number of shares of Holdings’ common stock that may be awarded under the 1998 Plan is 3,700,000, all of which may be incentive stock options. No more than 500,000 shares shall be the subject of awards to any individual participant in any one calendar year.

There were no stock options awarded in 2012, 2011 and 2010 under the 1998 Plan.

A summary of Holdings’ stock option activity under the 1998 Plan as of December 31, 2012 and changes during the year then ended is presented below:

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — beginning of year	228,334	$14.58
Granted	—	—
Exercised	(38,250)	12.52
Canceled or expired	(3,750)	13.40

Outstanding — end of year	186,334	$15.02	3.5 years	$1,172
Options exercisable	186,334	15.02	3.5 years	1,172

Exercise prices for options outstanding as of December 31, 2012 range from $3.05 to $6.28, $14.12 to $15.61 and $20.00 to $24.92. The number of options outstanding and exercisable at December 31, 2012, which correspond to these ranges are 29,500, 116,384 and 40,000, respectively. The weighted average contractual life of these options is 3.5 years.

The fair value provisions for option awards resulted in compensation expense of $15, $98, and $272 (before tax), for 2012, 2011 and 2010, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $755, $3,609 and $368, respectively. Net cash proceeds from the exercise of stock options were $479, $494 and $150 respectively.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2012, the Company awarded an employee the option to purchase up to an aggregate of $500 of Holdings’ common stock at its then current market value at a 20% discount and recognized compensation expense of $125.

A summary of Holdings’ restricted share activity for the year ended December 31, 2012 is as follows:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — beginning of year	393,094	$9.77
Granted	258,000	19.57
Vested	(233,551)	9.19
Canceled or expired	(32,375)	15.73

Outstanding — end of year	385,168	$14.94

The Company recognized compensation expense of $2,584, $1,988 and $1,463 for the years ended December 31, 2012, 2011 and 2010, respectively, relating to restricted shares.

The total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $4,642, $3,986, and $4,043, respectively.

The Company recognizes compensation cost of all share-based awards as an expense on a straight-line basis over the vesting period of the awards.

As of December 31, 2012, the Company had unrecognized compensation expense of $5,549, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.1 years.

The number of shares available for future grants for all Holdings’ plans at December 31, 2012 is 491,003.

NOTE O — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium and interest with respect to the 8.375% Notes through April 6, 2011 and, from April 7, 2011, the 8.125% Notes. Each of the Guarantor Subsidiaries is “100% owned” as defined by Rule 3-10(h)(1) of Regulation S-X.

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of December 31, 2012 and 2011, consolidating condensed statements of income for the years ended December 31, 2012, 2011 and 2010, consolidating condensed statements of cash flows for the years ended December 31, 2012, 2011 and 2010 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$240	$42,152	$—	$42,392
Accounts receivable, net	750	122,268	38,187	—	161,205
Inventories, net	—	174,054	41,525	—	215,579
Deferred tax assets	—	18,335	1,045	—	19,380
Other current assets	2,274	16,777	3,965	—	23,016

Total current assets	3,024	331,674	126,874	—	461,572
Investment in subsidiaries	328,307	113,353	—	(441,660)	—
Inter-company advances	157,006	31,601	88,118	(276,725)	—
Property, plant and equipment, net	5,280	89,060	5,103	—	99,443
Other assets:
Goodwill and other intangible assets	—	96,705	2,590	—	99,295
Other	58,585	3,321	609	—	62,515

Total Assets	$552,202	$665,714	$223,294	$(718,385)	$722,825

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$2,479	$83,438	$16,134	$—	$102,051
Payable to affiliates	—	—	1,541	—	1,541
Accrued expenses	10,760	50,252	22,373	—	83,385
Current portion of long-term liabilities	5,474	843	—	—	6,317

Total current liabilities	18,713	134,533	40,048	—	193,294
Long-term liabilities, less current portion:
Senior Notes	250,000	—	—	—	250,000
Credit facility	120,629	—	—	—	120,629
Other long-term debt	—	3,638	—	—	3,638
Deferred tax liabilities	—	31,603	(142)	—	31,461
Other postretirement benefits and other long-term liabilities	20,791	5,891	667	—	27,349

Total long-term liabilities	391,420	41,132	525	—	433,077
Inter-company advances	45,615	161,742	69,368	(276,725)	—
Shareholder’s equity	96,454	328,307	113,353	(441,660)	96,454

Total liabilities and shareholder’s equity	$552,202	$665,714	$223,294	$(718,385)	$722,825

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$109	$61,188	$—	$61,297
Accounts receivable, net	—	106,414	33,336	—	139,750
Inventories, net	—	164,857	37,182	—	202,039
Deferred tax assets	4,311	14,902	1,348	—	20,561
Other current assets	1,013	22,272	6,634	—	29,919

Total current assets	5,324	308,554	139,688	—	453,566
Investment in subsidiaries	290,106	96,781	—	(386,887)	—
Inter-company advances	75,519	7,249	48,966	(131,734)	—
Property, plant and equipment, net	7,201	50,914	4,911	—	63,026
Other assets:
Goodwill and other intangible assets	—	17,632	2,555	—	20,187
Other	55,437	4,538	1,477	—	61,452

Total assets	$433,587	$485,668	$197,597	$(518,621)	$598,231

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$6,774	$75,604	$17,184	$—	$99,562
Payable to affiliates	—	—	1,569	—	1,569
Accrued expenses	8,750	46,746	18,634	—	74,130
Current portion of long-term liabilities	—	3,417	—	—	3,417

Total current liabilities	15,524	125,767	37,387	—	178,678
Long-Term liabilities, less current portion:
Senior Notes	250,000	—	—	—	250,000
Credit facility	93,000	—	—	—	93,000
Other long-term debt	—	3,345	—	(180)	3,165
Deferred tax liabilities	2,853	(1,282)	(179)	—	1,392
Other postretirement benefits and other long-term liabilities	23,588	(62)	579	180	24,285

Total long-term liabilities	369,441	2,001	400	—	371,842
Inter-company advances	911	67,794	63,029	(131,734)	—
Shareholder’s equity	47,711	290,106	96,781	(386,887)	47,711

Total liabilities and shareholder’s equity	$433,587	$485,668	$197,597	$(518,621)	$598,231

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$960,249	$173,793	$—	$1,134,042
Cost of products sold	—	794,285	132,741	—	927,026

Gross profit	—	165,964	41,052	—	207,016
Operating expenses:
Selling, general and administrative expenses	16,941	78,671	20,130	—	115,742
Settlement of litigation	—	13,000	—	—	13,000
Income from subsidiaries	75,414	15,757	—	(91,171)	—

Operating income (loss)	58,473	90,050	20,922	(91,171)	78,274
Interest expense	25,741	114	507	—	26,362

Income (loss) before income taxes	32,732	89,936	20,415	(91,171)	51,912
Income tax expense	—	14,522	4,658	—	19,180

Net income (loss)	$32,732	$75,414	$15,757	$(91,171)	$32,732

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$795,023	$171,550	$—	$966,573
Cost of products sold	—	662,054	137,058	—	799,112

Gross profit	—	132,969	34,492	—	167,461
Operating expenses:
Selling, general and administrative expenses	11,909	68,858	24,676	—	105,443
Income from subsidiaries	73,630	13,538	—	(87,168)	—
Restructuring and asset impairment charges	—	5,359	—	—	5,359

Operating income (loss)	61,721	72,290	9,816	(87,168)	56,659
Gain on purchase of 8.375% senior subordinated notes	—	—	(12,656)	12,656	—
Interest expense (income)	32,038	(221)	362	—	32,179

Income (loss) before income taxes	29,683	72,511	22,110	(99,824)	24,480
Income tax expense (benefit)	—	(11,768)	8,572	(2,007)	(5,203)

Net income (loss)	$29,683	$84,279	$13,538	$(97,817)	$29,683

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$668,089	$145,433	$—	$813,522
Cost of products sold	—	566,648	112,777	—	679,425

Gross profit	—	101,441	32,656	—	134,097
Selling, general and administrative expenses	10,526	60,150	20,865	—	91,541
Income (loss) from subsidiaries	48,469	8,770	—	(57,239)	—
Restructuring and asset impairment charge	—	3,539	—	—	3,539

Operating income (loss)	37,943	46,522	11,791	(57,239)	39,017
Interest expense	22,618	954	296	—	23,868
Gain on acquisition of business	—	(2,210)	—	—	(2,210)

Income (loss) before income taxes	15,325	47,778	11,495	(57,239)	17,359
Income tax expense (benefit)	—	(691)	2,725	—	2,034

Net income (loss)	$15,325	$48,469	$8,770	$(57,239)	$15,325

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(46,787)	$88,270	$13,822	$1,174	$56,479
Cash flows from investing activities:
Purchases of property, plant and equipment	918	(26,769)	(1,098)	—	(26,949)
Proceeds from sale and leaseback transactions	—	5,904	—	—	5,904
Business acquisitions, net of cash acquired	—	(96,963)	—	—	(96,963)
Proceeds from sale of property	—	400	—	—	400

Net cash (used) provided in investing activities	918	(117,428)	(1,098)	—	(117,608)
Cash flows from financing activities:
Intercompany account change, net	3,806	29,394	(32,026)	(1,174)	—
Proceeds from term loans and other debt	25,000	870	—	—	25,870
Payments on term loans and other debt	(2,675)	(975)	—	—	(3,650)
Proceeds from revolving credit facility, net	8,879	—	—	—	8,879
Bank debt issue costs	(876)	—	—	—	(876)
Income tax effect of suspended benefits from share-based compensation	2,819	—	—	—	2,819
Income tax effect of share-based compensation exercises and vesting	416	—	—	—	416
Dividends paid to parent	(1,500)	—	—	—	(1,500)
Capital contributions from parent	10,000	—	—	—	10,000

Net cash provided (used) by financing activities	45,869	29,289	(32,026)	(1,174)	41,958
Effect of exchange rate changes on cash	—	—	266	—	266

(Decrease) increase in cash and cash equivalents	—	131	(19,036)	—	(18,905)
Cash and cash equivalents at beginning of year	—	109	61,188	—	61,297

Cash and cash equivalents at end of year	$—	$240	$42,152	$—	$42,392

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(46,172)	$76,259	$(811)	$(2,662)	$26,614
Cash flows from investing activities:
Purchases of property, plant and equipment	(99)	(9,834)	(821)	—	(10,754)
Proceeds from sale of property	—	1,575	—	—	1,575
Proceeds from the bond redemption	—	—	26,165	(26,165)	—

Net cash (used) provided in investing activities	(99)	(8,259)	25,344	(26,165)	(9,179)
Cash flows from financing activities:
Intercompany account change, net	59,083	(65,893)	4,148	2,662	—
Payments on term loans and other debt	(34,371)	(1,998)	(1,229)	—	(37,598)
Proceeds from revolving credit facility, net	2,800	—	—	—	2,800
Issuance of 8.125% Senior Notes, net of deferred financing costs	244,970	—	—	—	244,970
Bank debt issue costs	(1,080)	—	—	—	(1,080)
Redemption of 8.375% senior subordinated notes due 2014	(215,720)	—	—	26,165	(189,555)
Distribution of capital to shareholder	(750)	—	—	—	(750)
Dividend paid to parent	(10,000)	—	—	—	(10,000)

Net cash provided (used) by financing activities	44,932	(67,891)	2,919	28,827	8,787

Increase (decrease) in cash and cash equivalents	(1,339)	109	27,452	—	26,222
Cash and cash equivalents at beginning of year	1,339	—	33,736	—	35,075

Cash and cash equivalents at end of year	$—	$109	$61,188	$—	$61,297

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED — (Continued)

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used) provided by operations	$(25,745)	$77,809	$11,980	$10,504	$74,548
Cash flows from investing activities:
Purchases of property, plant and equipment	(44)	(7,924)	4,017	—	(3,951)
Business acquisitions, net of cash acquired	—	(25,900)	—	—	(25,900)

Net cash (used) provided in investing activities	(44)	(33,824)	4,017	—	(29,851)
Cash flows from financing activities:
Intercompany account change, net	55,345	(43,248)	(1,593)	(10,504)	—
Payments on debt	(16,700)	(737)	(2,507)	—	(19,944)
Bank debt issue costs	(4,142)	—	—	—	(4,142)
Distribution of capital to shareholder	(750)	—	—	—	(750)
Capital contributions from parent	(6,762)	—	—	—	(6,762)

Net cash provided (used) by financing activities	26,991	(43,985)	(4,100)	(10,504)	(31,598)

Increase in cash and cash equivalents	1,202	—	11,897	—	13,099
Cash and cash equivalents at beginning of year	137	—	21,839	—	21,976

Cash and cash equivalents at end of year	$1,339	$—	$33,736	$—	$35,075

Schedule II

PARK-OHIO INDUSTRIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2012:
Allowances deducted from assets:
Trade receivable allowances	$5,483	$1,776	$(3,696	)(A)	$3,563
Inventory obsolescence reserve	24,881	11,641	(9,316	)(B)	27,206
Tax valuation allowances	4,409	(167)	—		4,242
Product warranty liability	4,208	5,395	(2,714	)(C)	6,889
Year Ended December 31, 2011:
Allowances deducted from assets:
Trade receivable allowances	$6,011	$708	$(1,236	)(A)	$5,483
Inventory obsolescence reserve	22,788	7,433	(5,340	)(B)	24,881
Tax valuation allowances	22,386	(17,977)	—		4,409
Product warranty liability	4,046	3,583	(3,421	)(C)	4,208
Year Ended December 31, 2010:
Allowances deducted from assets:
Trade receivable allowances	$8,388	$2,581	$(4,958	)(A)	$6,011
Inventory obsolescence reserve	21,456	8,956	(7,624	)(B)	22,788
Tax valuation allowances	30,668	(5,754)	(2,528	)(D)	22,386
Product warranty liability	2,760	2,294	(1,008	)(C)	4,046

Note (A)- Uncollectable accounts written off, net of recoveries.

Note (B)- Amounts written off or payments incurred, net of acquired reserves.

Note (C)- Claims paid, net of acquired warranty liabilities of $3,316 in 2012.

Note (D)- Amounts recorded in other comprehensive income.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2012.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fluid Routing Solutions Holding Corp., which is included in our 2012 consolidated financial statements and constituted 19% of total assets as of December 31, 2012 and 13% and 22% of net sales and net income, respectively, for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees	$1,097,000	$1,169,000
Audit-related fees	75,000	75,000
Tax fees	155,000	49,800

Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory audits required internationally and the audit of management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees principally included fees in connection with pension plan audits. Tax fees include fees in connection with tax compliance and tax planning. Park-Ohio is a wholly-owned subsidiary of Holdings and does not have a separate audit committee. Holdings’ audit committee has adopted a pre-approval policy for audit and non-audit related services and auditor independence requiring the approval by Holdings’ audit committee of all professional services rendered by the Company’s and its parent’s independent auditor prior to the commencement of the specified services.

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

W. Scott Emerick, Vice President
and Chief Financial Officer

Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director	March 27, 2013
* W. Scott Emerick	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* Kevin R. Greene	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 27, 2013	By:	/s/ ROBERT D. VILSACK
Robert D. Vilsack, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2012

EXHIBIT INDEX

Exhibit

2.1	Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LLP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012 (filed as Exhibit 2.1 to From 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.1	Amended and Restated Articles of Incorporation of Park-Ohio Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

3.2	Code of Regulations of Park-Ohio Industries, Inc. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

4.1	Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan, Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, Key Bank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2	Indenture, dated as of April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.1	Form of Indemnification Agreement entered into between Park-Ohio Holdings Corp. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 1998, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2*	Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on May 30, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*	Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.4*	Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit

10.5*	Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.6*	Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7*	Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.1 to the Form 8-K for Park-Ohio Holdings Corp, filed June 1, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.8*	Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*	Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*	2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11	Agreement of Settlement and Release, dated July 1, 2008 (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended September 30, 2008, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.12	Asset Purchase Agreement, dated as of August 31, 2010, by and among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13	Bill of Sale, dated September 30, 2010, by Rome Die Casting LLC and Johnny Johnson in favor of General Aluminum Mfg. Company (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 15, 2010, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.