Form 10-Q
period 2013-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2013-05-13
CIK 1068148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(440) 947-2000

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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2013, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 26.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1. Financial Statements

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$46.1	$42.4
Accounts receivable, less allowances for doubtful accounts of $3.9 at March 31, 2013 and $3.6 at December 31, 2012	170.6	161.2
Inventories, net	219.6	215.6
Deferred tax assets	19.4	19.4
Unbilled contract revenue	3.5	1.4
Other current assets	24.0	21.6

Total current assets	483.2	461.6
Property, plant and equipment:
Land and land improvements	5.6	5.6
Buildings	58.8	59.0
Machinery and equipment	245.6	242.9

	310.0	307.5
Less accumulated depreciation	210.6	208.1

	99.4	99.4
Other assets:
Goodwill and other intangible assets	98.4	99.3
Other	62.7	62.5

	$743.7	$722.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$117.0	$102.1
Payable to affiliates	1.5	1.5
Accrued expenses	86.7	83.4
Current portion of long-term debt	4.4	4.4
Current portion of other postretirement benefits	1.9	1.9

Total current liabilities	211.5	193.3
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	116.0	120.6
Other long-term debt	3.6	3.6
Deferred tax liabilities	31.8	31.5
Other postretirement benefits and other long-term liabilities	27.6	27.4

	429.0	433.1
Shareholder’s equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	77.2	75.8
Retained earnings	34.7	27.5
Accumulated other comprehensive loss	(8.7)	(6.9)

	103.2	96.4

	$743.7	$722.8

Note:	The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net sales	$285.1	$263.1
Cost of products sold	233.2	214.2

Gross profit	51.9	48.9
Selling, general and administrative expenses	29.2	28.8

Operating income	22.7	20.1
Interest expense	6.5	6.7

Income before income taxes	16.2	13.4
Income tax expense	5.8	4.5

Net income	$10.4	$8.9

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net income	$10.4	$8.9
Other comprehensive income:
Foreign currency translation (loss) gain	(2.2)	1.2
Pension and postretirement benefit adjustments, net of tax	0.4	0.2

Total other comprehensive (loss) income	(1.8)	1.4

Comprehensive income, net of tax	$8.6	$10.3

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in millions)
Balance at January 1, 2013	$—	$75.8	$27.5	$(6.9)	$96.4
Other comprehensive income			10.4	(1.8)	8.6
Share-based compensation expense		1.4			1.4
Dividend paid to parent			(3.2)		(3.2)

Balance at March 31, 2013	$—	$77.2	$34.7	$(8.7)	$103.2

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$10.4	$8.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.4	3.5
Share-based compensation expense	1.4	0.6
Changes in operating assets and liabilities, excluding acquisition of business:
Accounts receivable	(10.0)	(20.4)
Inventories and other current assets	(9.0)	(4.2)
Accounts payable and accrued expenses	17.9	36.1
Other	1.4	(0.5)

Net cash provided by operating activities	16.5	24.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(5.8)	(2.5)
Proceeds from sale and leaseback transactions	1.9	—
Business acquisition, net of cash acquired	—	(94.6)

Net cash used by investing activities	(3.9)	(97.1)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	—	25.0
Payments on term loans and other debt	(0.9)	(0.4)
Bank debt issue costs	—	(0.9)
(Payments on) proceeds from revolving credit facility	(3.7)	23.6
Dividends paid to parent	(3.2)	(1.5)
Capital contribution from parent	—	10.0

Net cash (used) provided by financing activities	(7.8)	55.8
Effect of exchange rate changes on cash	(1.1)	—

Increase (decrease) in cash and cash equivalents	3.7	(17.3)
Cash and cash equivalents at beginning of period	42.4	61.3

Cash and cash equivalents at end of period	$46.1	$44.0

Income taxes paid	$4.7	$1.3
Interest paid	0.8	0.7

See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Dollars in millions)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B — New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The updated standard affects the Company’s disclosures but has no impact on its results of operations, financial condition or liquidity.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance.

In February 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” requiring reporting entities that no longer have a controlling financial interest in a subsidiary or group of assets that is considered a business within a foreign entity, to release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For equity method investments that are foreign entities, the partial sale requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity investment. However, for an equity method investment that is not a foreign entity, the release of the cumulative translation adjustment into net income is required only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity requiring release into net income the cumulative translation adjustment upon the occurrence of events that includes (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance.

NOTE C — Segments

During the second quarter of 2012, as a result of the Fluid Routing Solutions Holding Corp. (“FRS”) acquisition, the Company realigned its segments in order to better align its business with the underlying markets and customers that the Company serves. In so doing, we combined Aluminum Products, Rubber Products (previously included in the former Manufactured Products segment) and Delo Screw Products (previously included in the Supply Technologies segment) along with FRS to form the Assembly Components segment. The former Manufactured Products segment is now referred to as Engineered Products. The business segment results for the prior years have been reclassified to reflect these changes. Following is a description of each of our three reportable segments.

Supply Technologies provides our customers with Total Supply ManagementTM services for a broad range of high-volume, specialty production components. Total Supply ManagementTM manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing, and aerospace and defense industries.

Results by business segment were as follows:

	Three Months Ended March 31,
	2013	2012
Net sales:
Supply Technologies	$113.9	$132.7
Assembly Components	92.2	44.6
Engineered Products	79.0	85.8

	$285.1	$263.1

Segment operating income:
Supply Technologies	$8.8	$9.9
Assembly Components	6.8	1.1
Engineered Products	12.3	14.2

	27.9	25.2
Corporate costs	(5.2)	(5.1)
Interest expense	(6.5)	(6.7)

	$16.2	$13.4

	March 31, 2013	December 31, 2012
Identifiable assets:
Supply Technologies	$213.2	$207.0
Assembly Components	245.6	230.0
Engineered Products	201.1	199.4
General corporate	83.8	86.4

	$743.7	$722.8

NOTE D — Inventories

The components of inventory consist of the following:

	March 31, 2013	December 31, 2012
Finished goods	$112.6	$113.0
Work in process	29.8	27.9
Raw materials and supplies	77.2	74.7

	$219.6	$215.6

NOTE E — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit cost recognized during interim periods was as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Service costs	$0.6	$0.5	$—	$—
Interest costs	0.5	0.6	0.1	0.2
Expected return on plan assets	(2.2)	(2.1)	—	—
Recognized net actuarial loss	0.2	0.3	0.2	0.2

Benefit (income) costs	$(0.9)	$(0.7)	$0.3	$0.4

NOTE F — Stock-Based Compensation

Holdings’ grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, “Compensation — Stock Compensation” such costs have been allocated to the Company. Total stock-based compensation expense recorded in the first three months of 2013 and 2012 was $1.4 million and $0.6 million, respectively. There were no stock option awards during the first three months of 2013 and 2012. There were 0.1 million shares of Holdings’ restricted stock awarded during the three months ending March 31, 2013 at prices of $20.34 per share and no shares of restricted stock awarded during the three months ending March 31, 2012. There were no performance-based stock awards during the three months ended March 31, 2013 and 0.1 million of Holdings’ shares of performance-based stock awards during the three months ended March 31, 2012. As of March 31, 2013, there was $7.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted average period of 2.2 years.

NOTE G — Comprehensive Income

The changes in accumulated comprehensive income (loss) are as follows for the periods ended March 31, 2013 and 2012:

	2013			2012
	Cumulative Translation Adjustment	Pension and Postretirement benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement benefits	Total
Balance at January 1,	$5.4	$(12.2)	$(6.8)	$4.8	$(13.2)	$(8.4)
Translation (loss) gain	(2.2)	—	(2.2)	1.3	—	1.3
Recognition of actuarial loss, net of tax of $(0.1) and ($0.3) in 2013 and 2012, respectively	—	0.3	0.3	—	0.1	0.1

Balance at March 31,	$3.2	$(11.9)	$(8.7)	$6.1	$(13.1)	$(7.0)

No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested. For the three months ended March 31, 2013 and 2012, actuarial losses, net of tax, reclassified out of accumulated other comprehensive income were $0.3 million and $0.1 million, respectively, and included in the computation of net periodic benefit cost.

NOTE H — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2013	2012
Balance at January 1,	$6.9	$4.2
Claims paid during the quarter	(1.1)	(0.6)
Additional warranties issued during the quarter	1.4	0.8
Acquired warranty liabilities	—	3.3

Balance at March 31,	$7.2	$7.7

NOTE I — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective income tax rate in the first three months of 2013 and 2012 was 35.5% and 33.2%, respectively. Our rate for the first three months of 2013 is different than the 35.0% United States federal statutory rate primarily due to state and local income taxes, certain discrete items in the United States, and anticipated income in jurisdictions outside of the United States where the effective income tax is lower than in the United States. There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2012.

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

The following table represents fair value information of the Company’s 8.125% Senior Notes due 2021, classified as Level 1, at March 31, 2013 and December 31, 2012. The fair value was estimated using quoted market prices.

	March 31, 2013	December 31, 2012
Carrying amount	$250.0	$250.0
Fair value	273.1	266.3

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined below) approximate fair value at March 31, 2013 and December 31, 2012.

NOTE K — Financing Arrangements

The Company is a party to a credit and security agreement dated November 5, 2003, as amended (“Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million and provide a term loan for $25.0 million. The Company may increase the commitment by an additional $30.0 million during the term of the Credit Agreement. The Credit Agreement is secured by accounts receivable, inventory, certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00% at the Company’s election. The interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2.0% at March 31, 2013. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.06% at March 31, 2013.

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
8.125% senior notes due 2021	$250.0	$250.0
Revolving credit	98.2	101.9
Term loan	21.4	22.3
Other	4.4	4.4

	374.0	378.6
Less current maturities	4.4	4.4

Total	$369.6	$374.2

NOTE L — Accounts Receivable

During the first three months of 2013 and 2012, the Company sold approximately $14.4 million and $20.4 million, respectively, of accounts receivable, net, to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $0.1 million and $0.1 million, respectively, in the Condensed Consolidated Statements of Income. These losses represented implicit interest on the transactions.

NOTE M — Acquisition

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $96.0 million, net of cash acquired. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $5.5 million and net income of $0.5 million in the three months ended March 31, 2012. The Company funded the acquisition with cash of $40.0 million, a $25.0 million seven-year amortizing term loan provided by the Credit Agreement and secured by accounts receivable, inventory, certain real estate and machinery and equipment of the Company and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement. The cash used by the Company to acquire FRS included a $10.0 million capital contribution from Holdings. Under the acquisition method of accounting, the total purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the final purchase price is allocated as follows:

Cash and cash equivalents	$2.8
Accounts receivable	30.9
Inventories	12.4
Prepaid expenses and other current assets	2.7
Property, plant and equipment	30.2
Customer relationships	29.4
Trademarks and trade name	11.5
Other assets	0.2
Accounts payable	(17.8)
Accrued expenses	(15.6)
Deferred tax liability	(26.4)
Other long-term liabilities	(0.8)
Goodwill	39.3

Total purchase price	$98.8

There were $0.3 million of direct transaction costs included in selling, general and administrative expenses during the first three months of 2012.

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with FRS. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above.

Three Months Ended March 31, 2012
Pro forma revenues	$313.9
Pro forma net income	$5.3

Pro forma net income for the three months ended March 31, 2012 was impacted by transaction and other non-recurring costs incurred by FRS.

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

Ajax Tocco Magnathermic (“ATM”) is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff’s fraud claims was granted by the district court. A bench trial is set to begin in May of 2013.

NOTE O — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the periods ended March 31, 2013 and December 31, 2012 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2012	$—	$4.6	$4.9	$9.5
Acquisitions	—	40.2	—	40.2

Balance at December 31, 2012	—	44.8	4.9	49.7
Foreign currency translation	—	—	(0.1)	(0.1)

Balance at March 31, 2013	$—	$44.8	$4.8	$49.6

Information regarding other intangible assets as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013			December 31, 2012
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$41.7	$6.4	$35.3	$41.7	$5.7	$36.0
Other	3.4	1.4	2.0	3.4	1.3	2.1

	$45.1	$7.8	$37.3	$45.1	$7.0	$38.1

Indefinite-lived tradenames			11.5			11.5
Goodwill			49.6			49.7

Total			$98.4			$99.3

Amortization expense for the first three months of 2013 and 2012 was $0.8 million and $0.3 million, respectively.

NOTE P — Subsequent Event

Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Acquisition, LLC and Bates Real Estate Acquisition, LLC (“Bates”) for a total purchase consideration of $20.4 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates will be included in the Company’s Assembly Components segment from the date acquired and be accounted for under the acquisition method of accounting.

NOTE Q — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the 8.125% senior notes. Each of the Guarantor Subsidiaries is “100% owned” as defined by Rule 3-10(h)(1) of Regulation S-X.

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of income for the three months ended March 31, 2013 and 2012, condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$46.0	$—	$46.1
Accounts receivable, net	0.7	135.7	34.2	—	170.6
Inventories, net	—	179.5	40.1	—	219.6
Deferred tax assets	—	18.3	1.1	—	19.4
Other current assets	0.4	21.7	5.4	—	27.5

Total current assets	1.1	355.3	126.8	—	483.2
Investment in subsidiaries	348.0	115.7	—	(463.7)	—
Intercompany advances	108.7	50.0	93.2	(251.9)	—
Property, plant and equipment, net	5.3	89.3	4.8	—	99.4
Other assets:
Goodwill and other intangible assets	—	95.9	2.5	—	98.4
Other	59.3	1.6	1.8	—	62.7

Total assets	$522.4	$707.8	$229.1	$(715.6)	$743.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$1.8	$100.3	$14.9	$—	$117.0
Payable to affiliates	—	—	1.5	—	1.5
Accrued expenses	10.2	54.5	22.0	—	86.7
Current portion of long-term liabilities	5.5	0.8	—	—	6.3

Total current liabilities	17.5	155.6	38.4	—	211.5
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	116.0	—	—	—	116.0
Other long-term debt	—	3.6	—	—	3.6
Deferred tax liabilities	—	32.0	(0.2)	—	31.8
Other postretirement benefits and other long-term liabilities	24.8	2.3	0.5	—	27.6

Total long-term liabilities	390.8	37.9	0.3	—	429.0
Intercompany advances	10.9	166.3	74.7	(251.9)	—
Shareholder’s equity	103.2	348.0	115.7	(463.7)	103.2

Total liabilities and shareholder’s equity	$522.4	$707.8	$229.1	$(715.6)	$743.7

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$0.2	$42.2	$—	$42.4
Accounts receivable, net	0.7	122.3	38.2	—	161.2
Inventories, net	—	174.1	41.5	—	215.6
Deferred tax assets	—	18.3	1.1	—	19.4
Other current assets	2.3	16.8	3.9	—	23.0

Total current assets	3.0	331.7	126.9	—	461.6
Investment in subsidiaries	328.3	113.4	—	(441.7)	—
Intercompany advances	157.0	31.6	88.1	(276.7)	—
Property, plant and equipment, net	5.3	89.0	5.1	—	99.4
Other assets:
Goodwill and other intangible assets	—	96.7	2.6	—	99.3
Other	58.6	3.3	0.6	—	62.5

Total assets	$552.2	$665.7	$223.3	$(718.4)	$722.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$2.5	$83.5	$16.1	$—	$102.1
Payable to affiliates	—	—	1.5	—	1.5
Accrued expenses	10.8	50.2	22.4	—	83.4
Current portion of long-term liabilities	5.5	0.8	—	—	6.3

Total current liabilities	18.8	134.5	40.0		193.3
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	120.6	—	—	—	120.6
Other long-term debt	—	3.6	—	—	3.6
Deferred tax liabilities	—	31.7	(0.2)	—	31.5
Other postretirement benefits and other long-term liabilities	20.8	5.9	0.7	—	27.4

Total long-term liabilities	391.4	41.2	0.5	—	433.1
Intercompany advances	45.6	161.7	69.4	(276.7)	—
Shareholder’s equity	96.4	328.3	113.4	(441.7)	96.4

Total liabilities and shareholder’s equity	$552.2	$665.7	$223.3	$(718.4)	$722.8

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$243.5	$41.6	$—	$285.1
Cost of products sold	—	202.0	31.2	—	233.2

Gross profit	—	41.5	10.4	—	51.9
Operating expenses:
Selling, general and administrative expenses	4.5	18.9	5.8	—	29.2
Income (loss) from subsidiaries	21.2	3.4	—	(24.6)	—

Operating income	16.7	26.0	4.6	(24.6)	22.7
Interest expense	6.3	0.1	0.1	—	6.5

Income before income taxes	10.4	25.9	4.5	(24.6)	16.2
Income tax expense	—	4.6	1.2	—	5.8

Net income	$10.4	$21.3	$3.3	$(24.6)	$10.4

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$221.0	$42.1	$—	$263.1
Cost of products sold	—	184.0	30.2	—	214.2

Gross profit	—	37.0	11.9	—	48.9
Operating expenses:
Selling, general and administrative expenses	4.9	16.6	7.3	—	28.8
Income (loss) from subsidiaries	21.4	3.1	—	(24.5)	—

Operating income	16.5	23.5	4.6	(24.5)	20.1
Interest expense	6.5	—	0.2	—	6.7

Income before income taxes	10.0	23.5	4.4	(24.5)	13.4
Income tax expense	1.1	2.1	1.3	—	4.5

Net income	$8.9	$21.4	$3.1	$(24.5)	$8.9

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operations	$(7.2)	$18.2	$5.7	$(0.2)	$16.5
Cash flows from investing activities:
Purchases of property, plant and equipment, net	—	(5.8)	—	—	(5.8)
Proceeds from sale and leaseback transactions	—	1.9	—	—	1.9

Net cash used in investing activities	—	(3.9)	—	—	(3.9)
Cash flows from financing activities:
Intercompany account change	15.0	(14.4)	(0.8)	0.2	—
Payments on revolving credit and long term debt	(4.6)	—	—	—	(4.6)
Dividends paid to parent	(3.2)	—	—	—	(3.2)

Net cash provided (used) by financing activities	7.2	(14.4)	(0.8)	0.2	(7.8)
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)

Increase (decrease) in cash and cash equivalents	—	(0.1)	3.8	—	3.7
Cash and cash equivalents at beginning of period	—	0.2	42.2	—	42.4

Cash and cash equivalents at end of period	$—	$0.1	$46.0	$—	$46.1

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operations	$(6.5)	$30.6	$(1.4)	$1.3	$24.0
Cash flows from investing activities:
Purchases of property, plant and equipment, net	—	(2.3)	(0.2)	—	(2.5)
Business acquisition, net of cash acquired	—	(94.6)	—	—	(94.6)

Net cash used in investing activities	—	(96.9)	(0.2)	—	(97.1)
Cash flows from financing activities:
Intercompany account change	(53.0)	81.0	(26.7)	(1.3)	—
Proceeds (payments on) revolving credit and long term debt	51.9	(3.7)	—	—	48.2
Debt issue costs	(0.9)	—	—	—	(0.9)
Dividends paid to parent	(1.5)	—	—	—	(1.5)
Capital contribution from parent	10.0	—	—	—	10.0

Net cash provided (used) by financing activities	6.5	77.3	(26.7)	(1.3)	55.8
Effect of exchange rate changes on cash	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	11.0	(28.3)	—	(17.3)
Cash and cash equivalents at beginning of period	—	0.1	61.2	—	61.3

Cash and cash equivalents at end of period	$—	$11.1	$32.9	$—	$44.0

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

Executive Overview

We are an industrial Total Supply Management™ and diversified manufacturing business, operating in three segments: Supply Technologies, Assembly Components and Engineered Products. Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the heavy-duty truck, automotive and vehicle parts, electrical distribution and controls, consumer electronics, power sports/fitness equipment, HVAC, agricultural and construction equipment, semiconductor equipment, plumbing, aerospace and defense, and appliance industries. Assembly Components casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Assembly Components also provides value-added services such as design and engineering and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, injection molded rubber components, and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the steel, coatings, forging, foundry, heavy-duty truck, construction equipment, bottling, automotive, oil and gas, rail and locomotive manufacturing, and aerospace and defense industries. Sales, earnings and other relevant financial data for these three segments are provided in Note C to the consolidated financial statements, included elsewhere herein.

On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $96.0 million, net of cash acquired. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. The Company funded the acquisition with cash of $40.0 million, a $25.0 million seven-year amortizing term loan provided by the Credit Agreement (as defined below) and secured by accounts receivable, inventory, certain real estate and machinery and equipment of the Company and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement.

Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates for a total purchase consideration of $20.4 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates will be included in the Company’s Assembly Components segment from the date acquired and be accounted for under the acquisition method of accounting.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2012 contained in our 2012 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Results of Operations

Three Months 2013 versus Three Months 2012

Net Sales by Segment:

	Three Months Ended March 31,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Supply Technologies	$113.9	$132.7	$(18.8)	(14)%
Assembly Components	92.2	44.6	47.6	107%
Engineered Products	79.0	85.8	(6.8)	(8)%

Consolidated Net Sales	$285.1	$263.1	$22.0	8%

Net sales increased $22.0 million to $285.1 million in the first three months of 2013 compared to $263.1 million in the same period in 2012 as the Company experienced volume increases in its Assembly Components segment partially offset by declines in the Supply Technologies and Engineered Products segments. Assembly Components sales increased 107% primarily from incremental sales of $43.2 million associated with the FRS acquisition. Supply Technologies sales decreased 14% primarily due to volume decreases in the heavy-duty truck, electrical, appliance, automotive, HVAC and aerospace and defense industries offset primarily by increases in the power sports industry. Engineered Products sales decreased 8% primarily due to a reduction in volume in the capital equipment business unit partially offset by the volume increases in the forged and machine products business unit.

Cost of Products Sold & Gross Profit:

	Three Months Ended March 31,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Consolidated cost of products sold	$233.2	$214.2	$19.0	9%

Consolidated gross profit	$51.9	$48.9	$3.0	6%

Gross margin	18.2%	18.6%

Cost of products sold increased $19.0 million to $233.2 million in the first three months of 2013 compared to $214.2 million in the same period in 2012, while gross margin decreased to 18.2% in the first three months of 2013 compared to 18.6% in the same period in 2012. The increase in cost of products sold was due primarily to incremental sales levels from the FRS acquisition. Gross margin increased in the Supply Technologies and Assembly Components business units resulting primarily from product mix while gross margin decreased in the Engineered Products business unit resulting primarily from volume declines in the capital equipment business unit.

Selling, General & Administrative (“SG&A”) Expenses:

	Three Months Ended March 31,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Consolidated SG&A expenses	$29.2	$28.8	$0.4	1%
SG&A percent	10.2%	10.9%

Consolidated SG&A expenses increased 1% in the first three months of 2013 compared to the same period in 2012. However, SG&A expenses as a percent of sales decreased 70 basis points. SG&A expenses increased in the first three months of 2013 compared to the same period in 2012 primarily due to incremental expenses resulting from the FRS acquisition, an increase in share-based compensation of $0.8 million, partially offset by an increase in pension income of $0.2 million, a reduction in postretirement benefits of $0.1 million, and lower payroll and payroll related expenses and FRS transaction expenses.

Interest Expense:

	Three Months Ended March 31,		Change		Percent Change
	2013	2012
	(Dollars in millions)
Interest expense	$6.5	$6.7	$(0.2)		(3)%
Amortization of deferred financing costs and bank service charges	$0.3	$0.6	$(0.3)
Average outstanding borrowings	$372.1	$358.6	$13.5		4%
Average borrowing rate	7.02%	7.51%	(49	) basis points

Interest expense decreased $0.2 million in the first three months of 2013 compared to the same period of 2012, primarily due to the absence of the debt extinguishment costs of $0.3 million that were incurred in 2012, lower average borrowing rates partially offset by higher average borrowings during the first three months of 2013. The lower average borrowing rate in the first three months of 2013 was due primarily to the interest rate mix of our revolving credit facility provided by the Credit Agreement and Senior Notes when compared to the same period in 2012. Average borrowings in the first three months of 2013 were higher when compared to the same period in 2012 due primarily to additional borrowings to fund the acquisition of FRS.

Income Tax:

The provision for income taxes was $5.8 million in the first three months of 2013, a 35.5% effective income tax rate, compared to income taxes of $4.5 million provided in the corresponding period of 2012, a 33.2% effective income tax rate.

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident at the capital equipment businesses included in the Engineered Products segment.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by the Credit Agreement, which consisted of borrowings of $119.6 million at March 31, 2013. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.3 million during the three-month period ended March 31, 2013.

Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of 2013, we recorded an unfavorable foreign currency translation adjustment of $2.2 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. The Company currently uses no other derivative instruments. At March  31, 2013, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below at March 31, 2013.

We were a co-defendant in approximately 260 cases asserting claims on behalf of approximately 600 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only six asbestos cases, involving 23 plaintiffs, that plead specified damages. In each of the six cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the remaining two cases, the plaintiffs have each alleged against each named defendant, compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

ATM is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff’s fraud claims was granted by the district court. A bench trial is set to begin in May of 2013.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6. Exhibits

The following exhibits are included herein:

4.1	Amendment No. 1, dated as of April 3, 2013 (filed as Exhibit 4.1 to Form 10-Q of Park Ohio Holdings Corp. filed on May 6, 2013, SEC File No. 000-03134 and incorporated by reference and made a part hereof), to the Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan, Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, Key Bank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, and Joint Bookrunner, PCN Bank, National Association, as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By:	/s/ W. Scott Emerick
W. Scott Emerick, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2013

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2013

4.1	Amendment No. 1, dated as of April 3, 2013 (filed as Exhibit 4.1 to Form 10-Q of Park Ohio Holdings Corp. filed on May 6, 2013, SEC File No. 000-03134 and incorporated by reference and made a part hereof), to the Fifth Amended and Restated Credit Agreement, dated March 23, 2012, among Park-Ohio Industries, Inc., the other Loan Parties (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan, Chase Bank, N.A., Toronto Branch, as Canadian Agent, RBS Business Capital, as Syndication Agent, Key Bank National Association and First National Bank of Pennsylvania, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, and Joint Bookrunner, PCN Bank, National Association, as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp., filed on March 27, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document