Form 10-Q
period 2013-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2013-08-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 333-43005-01
 Park-Ohio Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-6520107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6065 Parkland Boulevard, Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)
(440) 947-2000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
The registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in reduced disclosure format.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2013, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 33.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. Financial Information

ITEM 1.	Financial Statements
PARK-OHIO INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48.4	$42.4
Accounts receivable, less allowances for doubtful accounts of $4.7 million at June 30, 2013 and $3.6 million at December 31, 2012	172.4	161.2
Inventories, net	217.4	215.6
Deferred tax assets	19.4	19.4
Unbilled contract revenue	3.4	1.4
Other current assets	22.0	21.6
Total current assets	483.0	461.6
Property, plant and equipment:
Land and land improvements	6.4	5.6
Buildings	60.6	59.0
Machinery and equipment	256.2	242.9
Total property, plant and equipment	323.2	307.5
Less accumulated depreciation	213.9	208.1
Net property, plant and equipment	109.3	99.4
Goodwill and other intangible assets, net	107.6	99.3
Other long-term assets	63.4	62.5
Total assets	$763.3	$722.8
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$118.3	$102.1
Payables to affiliates	1.6	1.5
Accrued expenses	76.3	83.4
Current portion of long-term debt	4.3	4.4
Current portion of other postretirement benefits	1.9	1.9
Total current liabilities	202.4	193.3
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	134.7	120.6
Other long-term debt	3.5	3.6
Deferred tax liability	32.1	31.5
Other postretirement benefits and other long-term liabilities	27.3	27.4
Total long-term liabilities	447.6	433.1
Shareholder’s equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	78.2	75.8
Retained earnings	44.4	27.5
Accumulated other comprehensive loss	(9.3)	(6.9)
Total shareholder's equity	113.3	96.4
Total liabilities and shareholder's equity	$763.3	$722.8

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

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net sales	$309.4	$308.8	$594.5	$571.9
Cost of sales	251.3	252.9	484.5	467.1
Gross profit	58.1	55.9	110.0	104.8
Selling, general and administrative expenses	32.8	29.3	62.0	58.1
Settlement of litigation	—	13.0	—	13.0
Operating income	25.3	13.6	48.0	33.7
Interest expense	6.6	6.6	13.1	13.3
Income before income taxes	18.7	7.0	34.9	20.4
Income tax expense	6.4	2.3	12.2	6.8
Net income	$12.3	$4.7	$22.7	$13.6
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net income	$12.3	$4.7	$22.7	$13.6
Other comprehensive income (loss):
Foreign currency translation loss	(0.7)	(2.9)	(2.8)	(1.6)
Pension and postretirement benefit adjustments, net of tax	—	0.6	0.4	0.7
Total other comprehensive loss	(0.7)	(2.3)	(2.4)	(0.9)
Comprehensive income, net of tax	$11.6	$2.4	$20.3	$12.7
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at January 1, 2013	$—	$75.8	$27.5	$(6.9)	$96.4
Other comprehensive income (loss)	—	—	22.7	(2.4)	20.3
Share-based compensation	—	2.4	—	—	2.4
Dividend paid to parent	—	—	(5.8)	—	(5.8)
Balance at Balance at June 30, 2013	$—	$78.2	$44.4	$(9.3)	$113.3
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
OPERATING ACTIVITIES
Net income	$22.7	$13.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.2	8.3
Debt extinguishment costs	—	0.3
Share-based compensation	2.4	1.4
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(5.9)	(12.8)
Inventories and other current assets	(3.3)	(6.4)
Accounts payable and accrued expenses	5.3	21.0
Other	1.8	(4.3)
Net cash provided by operating activities	32.2	21.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15.7)	(6.0)
Proceeds from sale and leaseback transactions	3.1	—
Business acquisitions, net of cash acquired	(20.8)	(96.7)
Net cash used by investing activities	(33.4)	(102.7)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	—	25.0
Payments on term loans and other debt	(2.0)	(1.6)
Proceeds from (payments on) revolving credit facility, net	15.9	27.3
Dividend paid to parent	(5.8)	(1.5)
Bank debt issue costs	—	(0.9)
Capital contribution from parent	—	10.0
Net cash provided by financing activities	8.1	58.3
Effect of exchange rate changes on cash	(0.9)	—
Increase (decrease) in cash and cash equivalents	6.0	(23.3)
Cash and cash equivalents at beginning of period	42.4	61.3
Cash and cash equivalents at end of period	$48.4	$38.0
Income taxes paid	$14.2	$3.6
Interest paid	$12.3	$11.7
See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Dollars in millions)

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
NOTE B — New Accounting Pronouncements
Accounting Pronouncements Adopted
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
Recent Accounting Pronouncements Not Yet Adopted
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
NOTE C — Segments
The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.
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
Results by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Supply Technologies	$123.6	$131.5	$237.5	$264.2
Assembly Components	105.6	91.4	197.8	136.0
Engineered Products	80.2	85.9	159.2	171.7
	$309.4	$308.8	$594.5	$571.9
Segment operating income:
Supply Technologies	$9.1	$9.7	$17.9	$19.6
Assembly Components	10.8	7.2	17.6	8.3
Engineered Products	10.4	14.3	22.7	28.5
Total segment operating income	30.3	31.2	58.2	56.4
Corporate costs	(5.0)	(4.6)	(10.2)	(9.7)
Settlement of litigation	—	(13.0)	—	(13.0)
Interest expense	(6.6)	(6.6)	(13.1)	(13.3)
Income before income taxes	$18.7	$7.0	$34.9	$20.4

	June 30, 2013	December 31, 2012
Identifiable assets:
Supply Technologies	$208.0	$207.0
Assembly Components	275.4	230.0
Engineered Products	193.7	199.4
General corporate	86.2	86.4
	$763.3	$722.8
NOTE D — Inventories
The components of inventory consist of the following:

	June 30, 2013	December 31, 2012
Finished goods	$108.4	$113.0
Work in process	31.6	27.9
Raw materials and supplies	77.4	74.7
Inventories, net	$217.4	$215.6
NOTE E — Stock-Based Compensation
Holdings’ grants share-based compensation awards to the Company’s employees. In accordance with ASC 718, “Compensation - Stock Compensation” such costs have been allocated to the Company. Total stock-based compensation expense recorded in the first six months of 2013 and 2012 was $2.4 million and $1.2 million, respectively. Total stock compensation expense recorded in the second quarter of 2013 and 2012 was $1.0 million and $0.6 million, respectively. There were no stock options awards granted during the first six months of 2013 and 2012. There were insignificant shares of Holdings’ restricted stock awarded during the three months ended June 30, 2013 at prices ranging from $33.72 to $35.70 per share. There were 0.1 million shares of restricted stock awarded during the six months ended June 30, 2013 at prices ranging from $20.34 to $35.70 per share. There were 0.2 million shares of Holdings’ restricted stock awarded during the three and six months ended June 30, 2012 at prices ranging from of $18.82 to $21.59 per share. There were no performance-based stock awards during the three and six months ended June 30, 2013. There were no performance-based stock awards granted during the three months ended June 30, 2012, and 0.1 million shares of performance-based stock awards during the six months ended June 30, 2012. As of June 30, 2013, there was $7.3 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.0 years.
NOTE F — Pension Plans and Other Postretirement Benefits
The components of net periodic benefit (gains) costs recognized during interim periods was as follows:

	Pension Benefits				Postretirement Benefits
	Ended Three Months Ended June 30,		Ended Six Months Ended June 30,		Ended Three Months Ended June 30,		Ended Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service costs	$0.6	$0.5	$1.3	$1.1	$—	$—	$—	$—
Interest costs	0.5	0.6	1.0	1.1	0.2	0.2	0.3	0.4
Expected return on plan assets	(2.2)	(2.0)	(4.4)	(4.1)	—	—	—	—
Recognized net actuarial loss	0.2	0.2	0.3	0.5	0.2	0.2	0.4	0.4
Net periodic benefit (gains) costs	$(0.9)	$(0.7)	$(1.8)	$(1.4)	$0.4	$0.4	$0.7	$0.8

NOTE G — Comprehensive Income (Loss)
The components of and changes in accumulated comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Beginning balance	$3.2	$(11.8)	$(8.6)	$5.3	$(12.2)	$(6.9)
Foreign currency translation adjustments (a)	(0.7)	—	(0.7)	(2.8)	—	(2.8)
Recognition of actuarial loss (b)	—	0.3	0.3	—	0.7	0.7
Tax adjustment (c)	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Recognition of actuarial loss, net	—	—	—	—	0.4	0.4
Ending balance	$2.5	$(11.8)	$(9.3)	$2.5	$(11.8)	$(9.3)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Beginning balance	$6.1	$(13.1)	$(7.0)	$4.8	$(13.2)	$(8.4)
Foreign currency translation adjustments (a)	(2.9)	—	(2.9)	(1.6)	—	(1.6)
Recognition of actuarial loss (b)	—	0.6	0.6	—	0.7	0.7
Tax adjustment (c)	—	—	—	—	—	—
Recognition of actuarial loss, net	—	0.6	0.6	—	0.7	0.7
Ending balance	$3.2	$(12.5)	$(9.3)	$3.2	$(12.5)	$(9.3)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expenses.
NOTE H — Accrued Warranty Costs
The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	2013	2012
Balance at January 1,	$6.9	$4.2
Claims paid during the year	(1.9)	(0.9)
Warranty expense	2.6	1.4
Acquired warranty liabilities	—	3.3
Balance at June 30,	$7.6	$8.0

NOTE I — Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.
The effective tax rate for the first six months of 2013 and 2012 was 34.9% and 33.2%, respectively. As of June 30, 2013, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2012.
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
The following table represents fair value information of the Company's 8.125% Senior Notes due 2021, classified as Level 1, at June 30, 2013 and December 31, 2012. The fair value was estimated quoted market prices.

	June 30, 2013	December 31, 2012
Carrying amount	$250.0	$250.0
Fair value	$272.5	$266.3
The Company has not changed its valuation techniques for measuring fair value during 2013 and there were no transfers between levels during the periods presented.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined below) approximate fair value at June 30, 2013 and December 31, 2012.
NOTE K — Financing Arrangements
The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 2.0% at June 30, 2013. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.06% at June 30, 2013.
Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
8.125% Senior Notes due 2021	$250.0	$250.0
Revolving credit	117.8	101.9
Term loan	20.5	22.3
Other	4.2	4.4
Total debt	392.5	378.6
Less current maturities	4.3	4.4
Total long-term debt, net of current portion	$388.2	$374.2
NOTE L — Accounts Receivable
During the first six months of 2013 and 2012, the Company sold approximately $36.0 million and $41.5 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $0.2 million and $0.2 million, respectively, in the condensed consolidated statements of income. These losses represented implicit interest on the transactions.
NOTE M — Acquisitions
Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Acquisition, LLC and Bates Real Estate Acquisition, LLC (collectively, “Bates”) for a total purchase price of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired through June 30, 2013. The acquisition was accounted for under the acquisition method of accounting.
On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. ("FRS"), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment and had revenues of $61.0 million and net income of $4.4 million for the period from the date acquired through June 30, 2012. The Company funded the acquisition with cash of $40.0 million, a $25.0 million seven-year amortizing term loan provided by the Credit Agreement and secured by certain real estate and machinery and equipment of the Company and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price is allocated to FRS’ net tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values as of March 23, 2012, the effective date of the acquisition. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions, the final purchase price is allocated as follows:

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Pro forma revenues	$308.8	$622.7
Pro forma net income	$4.7	$10.0
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
Ajax Tocco Magnethermic (“ATM”) is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages. Post-trial briefing was submitted to the court in July 2013 and closing arguments are scheduled to be heard in August 2013.

NOTE O — Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill by reportable segment for the periods ended June 30, 2013 and December 31, 2012 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2012	$—	$4.6	$4.9	$9.5
Acquisitions	—	40.2	—	40.2
Balance at December 31, 2012	—	44.8	4.9	49.7
Acquisition	—	4.2	—	4.2
Foreign currency translation	—	(0.1)	—	(0.1)
Balance at June 30, 2013	$—	$48.9	$4.9	$53.8
The increase in goodwill from December 31, 2012 is due to the acquisition of Bates in the second quarter of 2013. The goodwill associated with this transaction is deductible for income tax purposes.
Information regarding other intangible assets as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013			December 31, 2012
	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
Non-contractual customer relationships	$47.3	$7.2	$40.1	$41.7	$5.7	$36.0
Other	3.7	1.5	2.2	3.4	1.3	2.1
	$51.0	$8.7	$42.3	$45.1	$7.0	$38.1
Indefinite-lived tradenames			11.5			11.5
Goodwill			53.8			49.7
Total			$107.6			$99.3
Amortization expense for the six months ended June 30, 2013 and 2012 was $1.7 million and $1.2 million, respectively. The weighted-average amortization period for the acquired intangible assets was 13.4 years for non-contractual customer relationships and 10.5 years for other intangible assets.
NOTE P — Subsequent Event
Effective August 1, 2013, the Company entered into an agreement to sell 25% of its Southwest Steel Processing LLC, (“SSP”) business to Arkansas Steel Associates, LLC, for $5.0 million. SSP is included in our Engineered Products segment. This transaction will facilitate the Company's capacity expansion in its growing swaged tie-plate business. As June 30, 2013, SSP was a Guarantor Subsidiary (as defined below) with respect to the 8.125% Senior Notes due 2021 and, effective in the third quarter of 2013, SSP will be released from this guarantee. All future periods will be restated to reflect SSP as a non-guarantor subsidiary.
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
The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of income for the three and six months ended

June 30, 2013 and 2012, condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

	CONDENSED CONSOLIDATING BALANCE SHEET
	June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.6	$47.8	$—	$48.4
Accounts receivable, net	0.8	138.0	33.6	—	172.4
Inventories, net	—	178.9	38.5	—	217.4
Deferred tax assets	—	18.3	1.1	—	19.4
Unbilled contract revenue	—	0.3	3.1	—	3.4
Other current assets	0.3	18.4	3.3	—	22.0
Total current assets	1.1	354.5	127.4	—	483.0
Investment in subsidiaries	374.7	119.4	—	(494.1)	—
Intercompany advances	123.4	—	114.5	(237.9)	—
Net property, plant and equipment	5.5	99.0	4.8	—	109.3
Goodwill and other intangible assets, net	—	105.0	2.6	—	107.6
Other long-term assets	60.1	3.2	0.1	—	63.4
Total assets	$564.8	$681.1	$249.4	$(732.0)	$763.3
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$0.8	$104.3	$13.2	$—	$118.3
Payable to affiliates	—	—	1.6	—	1.6
Accrued expenses	5.9	49.4	21.0	—	76.3
Current portion of long-term debt	3.6	0.7	—	—	4.3
Current portion of other postretirement benefits	1.9	—	—	—	1.9
Total current liabilities	12.2	154.4	35.8	—	202.4
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	134.7	—	—	—	134.7
Other long-term debt	—	3.4	0.1	—	3.5
Deferred tax liabilities	—	32.3	(0.2)	—	32.1
Other postretirement benefits and other long-term liabilities	24.7	2.4	0.2	—	27.3
Total long-term liabilities	409.4	38.1	0.1	—	447.6
Intercompany advances	29.9	113.9	94.1	(237.9)	—
Shareholder’s equity	113.3	374.7	119.4	(494.1)	113.3
Total liabilities and shareholder’s equity	$564.8	$681.1	$249.4	$(732.0)	$763.3

	CONDENSED CONSOLIDATING BALANCE SHEET
	December 31, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.2	$42.2	$—	$42.4
Accounts receivable, net	0.7	122.3	38.2	—	161.2
Inventories, net	—	174.1	41.5	—	215.6
Deferred tax assets	—	18.3	1.1	—	19.4
Unbilled contract revenue	—	0.9	0.5	—	1.4
Other current assets	2.3	15.9	3.4	—	21.6
Total current assets	3.0	331.7	126.9	—	461.6
Investment in subsidiaries	328.3	113.4	—	(441.7)	—
Intercompany advances	157.0	31.6	88.1	(276.7)	—
Net property, plant and equipment	5.3	89.0	5.1	—	99.4
Goodwill and other intangible assets, net	—	96.7	2.6	—	99.3
Other long-term liabilities	58.6	3.3	0.6	—	62.5
Total assets	$552.2	$665.7	$223.3	$(718.4)	$722.8
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$2.5	$83.5	$16.1	$—	$102.1
Payable to affiliates	—	—	1.5	—	1.5
Accrued expenses	10.8	50.2	22.4	—	83.4
Current portion of long-term debt	3.6	0.8	—	—	4.4
Current portion of other postretirement benefits	1.9	—	—	—	1.9
Total current liabilities	18.8	134.5	40.0	—	193.3
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	120.6	—	—	—	120.6
Other long-term debt	—	3.6	—	—	3.6
Deferred tax liabilities	—	31.7	(0.2)	—	31.5
Other postretirement benefits and other long-term liabilities	20.8	5.9	0.7	—	27.4
Total long-term liabilities	391.4	41.2	0.5	—	433.1
Intercompany advances	45.6	161.7	69.4	(276.7)	—
Shareholder’s equity	96.4	328.3	113.4	(441.7)	96.4
Total liabilities and shareholder’s equity	$552.2	$665.7	$223.3	$(718.4)	$722.8

	CONSOLIDATING STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$506.3	$88.2	$—	$594.5
Cost of sales	—	416.8	67.7	—	484.5
Gross profit	—	89.5	20.5	—	110.0
Selling, general and administrative expenses	9.5	41.0	11.5	—	62.0
Income (loss) from subsidiaries	45.0	6.6	—	(51.6)	—
Operating income (loss)	35.5	55.1	9.0	(51.6)	48.0
Interest expense	12.8	—	0.3	—	13.1
Income (loss) before income taxes	22.7	55.1	8.7	(51.6)	34.9
Income tax expense	—	10.1	2.1	—	12.2
Net income (loss)	$22.7	$45.0	$6.6	$(51.6)	$22.7
Other comprehensive income (loss) (see note G):
Foreign currency translation adjustments	$(2.8)	$—	$(2.8)	$2.8	$(2.8)
Recognition of actuarial loss, net of tax	0.4	0.4	—	(0.4)	0.4
Comprehensive income (loss), net of tax	$20.3	$45.4	$3.8	$(49.2)	$20.3

	Six Months Ended June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$488.0	$83.9	$—	$571.9
Cost of sales	—	405.7	61.4	—	467.1
Gross profit	—	82.3	22.5	—	104.8
Selling, general and administrative expenses	5.6	40.0	12.5	—	58.1
Settlement of litigation	—	13.0	—	—	13.0
Income (loss) from subsidiaries	33.4	7.3	—	(40.7)	—
Operating income (loss)	27.8	36.6	10.0	(40.7)	33.7
Interest expense	12.9	0.2	0.2	—	13.3
Income (loss) before income taxes	14.9	36.4	9.8	(40.7)	20.4
Income tax expense	1.3	3.0	2.5	—	6.8
Net income (loss)	$13.6	$33.4	$7.3	$(40.7)	$13.6
Other comprehensive income (loss) (see note G):
Foreign currency translation adjustments	$(1.6)	$—	$(1.6)	$1.6	$(1.6)
Recognition of actuarial loss, net of tax	0.7	0.7	—	(0.7)	0.7
Comprehensive income (loss), net of tax	$12.7	$34.1	$5.7	$(39.8)	$12.7

	CONSOLIDATING STATEMENT OF OPERATIONS
	Three Months Ended June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$262.8	$46.6	$—	$309.4
Cost of sales	—	214.8	36.5	—	251.3
Gross profit	—	48.0	10.1	—	58.1
Selling, general and administrative expenses	5.0	22.1	5.7	—	32.8
Income (loss) from subsidiaries	23.8	3.2	—	(27.0)	—
Operating income (loss)	18.8	29.1	4.4	(27.0)	25.3
Interest expense	6.5	(0.1)	0.2	—	6.6
Income (loss) before income taxes	12.3	29.2	4.2	(27.0)	18.7
Income tax expense	—	5.5	0.9	—	6.4
Net income (loss)	$12.3	$23.7	$3.3	$(27.0)	$12.3
Other comprehensive income (loss) (see note G):
Foreign currency translation adjustments	$(0.7)	$—	$(0.7)	$0.7	$(0.7)
Recognition of actuarial loss, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	$11.6	$23.7	$2.6	$(26.3)	$11.6

	Three Months Ended June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$267.0	$41.8	$—	$308.8
Cost of sales	—	221.7	31.2	—	252.9
Gross profit	—	45.3	10.6	—	55.9
Selling, general and administrative expenses	0.7	23.4	5.2	—	29.3
Settlement of litigation	—	13.0	—	—	13.0
Income (loss) from subsidiaries	12.0	4.2	—	(16.2)	—
Operating income (loss)	11.3	13.1	5.4	(16.2)	13.6
Interest expense	6.4	0.2	—	—	6.6
Income (loss) before income taxes	4.9	12.9	5.4	(16.2)	7.0
Income tax expense	0.2	0.9	1.2	—	2.3
Net income (loss)	$4.7	$12.0	$4.2	$(16.2)	$4.7
Other comprehensive income (loss) (see note G):
Foreign currency translation adjustments	$(2.9)	$—	$(2.9)	$2.9	$(2.9)
Recognition of actuarial loss, net of tax	0.6	0.6	—	(0.6)	0.6
Comprehensive income (loss), net of tax	$2.4	$12.6	$1.3	$(13.9)	$2.4

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Six Months Ended June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(24.2)	$47.7	$9.1	$(0.4)	$32.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.4)	(15.1)	(0.2)	—	(15.7)
Proceeds from sale and leaseback transactions	—	3.1	—	—	3.1
Business acquisition, net of cash acquired	—	(20.8)	—	—	(20.8)
Net cash used in investing activities	(0.4)	(32.8)	(0.2)	—	(33.4)
FINANCING ACTIVITIES
Intercompany account change	16.5	(14.5)	(2.4)	0.4	—
Payments on term loans and other debt	(2.0)	—	—	—	(2.0)
Proceeds from revolving credit and long term debt	15.9	—	—	—	15.9
Dividends paid to parent	(5.8)	—	—	—	(5.8)
Net cash provided (used) by financing activities	24.6	(14.5)	(2.4)	0.4	8.1
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Increase (decrease) in cash and cash equivalents	—	0.4	5.6	—	6.0
Cash and cash equivalents at beginning of period	—	0.2	42.2	—	42.4
Cash and cash equivalents at end of period	$—	$0.6	$47.8	$—	$48.4

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Six Months Ended June 30, 2012
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(24.1)	$39.8	$6.0	$(0.6)	$21.1
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(5.5)	(0.5)	—	(6.0)
Business acquisition, net of cash acquired	—	(96.7)	—	—	(96.7)
Net cash used in investing activities	—	(102.2)	(0.5)	—	(102.7)
FINANCING ACTIVITIES
Intercompany account change	(33.5)	63.6	(30.7)	0.6	—
Proceeds from term loans and other debt	25.0	—	—	—	25.0
Payments on term loans and other debt	(1.6)	—	—	—	(1.6)
Proceeds from revolving credit facility	26.6	0.7	—	—	27.3
Bank debt issue costs	(0.9)	—	—	—	(0.9)
Dividends paid to parent	(1.5)	—	—	—	(1.5)
Capital contribution from parent	10.0	—	—	—	10.0
Net cash provided (used) by financing activities	24.1	64.3	(30.7)	0.6	58.3
Effect of exchange rate changes on cash	—	—	—	—	—
(Decrease) increase in cash and cash equivalents	—	1.9	(25.2)	—	(23.3)
Cash and cash equivalents at beginning of period	—	0.1	61.2	—	61.3
Cash and cash equivalents at end of period	$—	$2.0	$36.0	$—	$38.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Assembly Components manufactures industrial hose and injected molded rubber components, and fuel filler assemblies. In addition, Assembly Components casts and machines aluminum engine, transmission, brake, suspension and other components such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers for automotive, agricultural, construction, heavy-duty truck and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis. Assembly Components also provides value-added services such as design and engineering and assembly.
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
Effective April 26, 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Acquisition, LLC and Bates Real Estate Acquisition, LLC (collectively, “Bates”) for a total purchase consideration of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement (as defined below). Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired through June 30, 2013. The acquisition was accounted for under the acquisition method of accounting.
On March 23, 2012, the Company completed the acquisition of Fluid Routing Solutions Holding Corp. (“FRS”), a leading manufacturer of automotive and industrial rubber and thermoplastic hose products and fuel filler and hydraulic fluid assemblies, in an all cash transaction valued at $98.8 million. FRS products include fuel filler, hydraulic, and thermoplastic assemblies and several forms of manufactured rubber and thermoplastic hose, including bulk and formed fuel, power steering, transmission oil cooling, hydraulic and thermoplastic hose. FRS sells to automotive and industrial customers throughout North America, Europe and Asia. FRS has five production facilities located in Florida, Michigan, Ohio, Tennessee and the Czech Republic. FRS is included in the Company’s Assembly Components segment.
In connection with the acquisition of FRS, we amended and restated our existing credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), to, among other things, increase the revolving loan commitment from $200 million to $220 million and provide a seven-year amortizing term loan for $25 million that is secured by certain real estate and machinery and equipment. We funded the acquisition with cash of $40 million, the $25 million term loan provided by the Credit Agreement and $33.8 million of borrowings under the revolving credit facility provided by the Credit Agreement.
During the second quarter of 2012, we agreed to settle the Evraz Highveld Steel and Vanadium (“Evraz”) arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.
Results of Operations
Second Quarter 2013 Compared with Second Quarter 2012
Net Sales by Segment:

	Three Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Supply Technologies	$123.6	$131.5	$(7.9)	(6)%
Assembly Components	105.6	91.4	14.2	16%
Engineered Products	80.2	85.9	(5.7)	(7)%
Consolidated Net Sales	$309.4	$308.8	$0.6	—%
Net sales increased $0.6 million to $309.4 million in the second quarter of 2013, compared to $308.8 million in the same period in 2012, as we experienced volume increases in our Assembly Components segment offset by a decline in our Supply Technology and Engineered Products segments. Supply Technologies sales decreased 6% primarily due to volume declines in the heavy-duty truck, electrical, power sports, HVAC, lawn and garden, and medical industries partially offset by increases in the industrial machinery and computer and office equipment industries. Assembly Components sales increased 16% primarily due to incremental sales of $8.1 million resulting from the acquisition of Bates and higher sales in the aluminum products business unit. Engineered Products sales decreased 7% primarily due to lower sales in the capital equipment business unit.
Cost of Sales & Gross Profit:

	Three Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Consolidated cost of sales	$251.3	$252.9	$(1.6)	(1)%
Consolidated gross profit	$58.1	$55.9	$2.2	4%
Gross Margin	18.8%	18.1%
Cost of sales decreased $1.6 million to $251.3 million in the second quarter of 2013, compared to $252.9 million in the same period in 2012, while gross margin increased to 18.8% in the second quarter of 2013 compared to 18.1% in the same period in 2012. The decrease in cost of sales was due primarily to the mix impact of sales volume reductions in Supply Technologies and Engineered Products business units partially offset by a sales volume increase in Assembly Components. Gross margin increased primarily due to product mix and improved operating efficiencies.

Selling, General & Administrative (SG&A) Expenses:

	Three Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Consolidated SG&A expenses	$32.8	$29.3	$3.5	12%
SG&A as a percentage of net sales	10.6%	9.5%
Consolidated SG&A expenses increased 12% in the second quarter of 2013 compared to the same period in 2012, representing a 110-basis-point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the second quarter of 2013 compared to the same period in 2012 primarily due to increases in payroll, payroll related items and share-based compensation expense.
Settlement of litigation:
During the second quarter of 2012, we agreed to settle the Evraz arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.
Interest Expense:

	Three Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Interest expense	$6.6	$6.6	$—	—%
Average outstanding borrowings	$390.2	$395.0	$(4.8)	(1)%
Average borrowing rate	6.75%	6.82%	7	basis points
Interest expense was flat in the second quarter of 2013 compared to the same period of 2012. Average borrowings in the second quarter of 2013 were lower when compared to the same period in 2012 primarily due to debt reduction in the second half of 2012 and first quarter of 2013 offset by additional borrowings in the second quarter of 2013 to fund the Bates acquisition. The lower average borrowing rate in the second quarter of 2013 was due primarily to the interest rate mix of our revolving credit facility provided by the Credit Agreement and our 8.125% senior notes due 2021 (“Senior Notes”) when compared to the interest rate mix in the same period in 2012.
Income Tax:
The provision for income taxes was $6.4 million in the second quarter of 2013, which was a 34.4% effective income tax rate, compared to income taxes of $2.3 million provided in the corresponding period of 2012, which was a 33.2% effective income tax rate.
Net Income:
Net income increased $7.6 million to $12.3 million in the second quarter of 2013, compared to $4.7 million in the same period of 2012, due to the reasons described above.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Net Sales by Segment:

	Six Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Supply Technologies	$237.5	$264.2	$(26.7)	(10)%
Assembly Components	197.8	136.0	61.8	45%
Engineered Products	159.2	171.7	(12.5)	(7)%
Consolidated Net Sales	$594.5	$571.9	$22.6	4%
Net sales increased $22.6 million to $594.5 million in the first six months of 2013, compared to $571.9 million in the same period in 2012, as we experienced volume increases from our Assembly Components segment partially offset by decreases in our Supply Technologies and Engineered Products segments. Supply Technologies sales decreased 10% primarily due to volume decreases in the heavy-duty truck, HVAC, appliance, electric, automotive, lawn and garden, medical and plumbing industries partially offset by increases in the power sports, agricultural and construction equipment and computer and office equipment industries. Assembly Components sales increased 45% primarily from incremental sales of $43.2 million resulting from the acquisition of FRS and increased sales in the aluminum products and rubber products business units. Engineered Products sales decreased 7% primarily due to decreased volume in the capital equipment business unit partially offset by a sales increase in the forged and machine business units.
Cost of Sales & Gross Profit:

	Six Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Consolidated cost of sales	$484.5	$467.1	$17.4	4%
Consolidated gross profit	$110.0	$104.8	$5.2	5%
Gross Margin	18.5%	18.3%
Cost of sales increased $17.4 million to $484.5 million in the first six months of 2013, compared to $467.1 million in the same period in 2012, while gross margin increased to 18.5% in the first six months of 2013 compared to 18.3% in the same period in 2012. The increase in cost of products sold was due primarily to the inclusion of a full six months of FRS results in 2013 and sales volume increases in the aluminum products, rubber products, and forged and machined business units partially offset by reductions in the capital equipment and Supply Technologies business units. Gross margin increased in each segment resulting primarily from favorable product mix and improved operating efficiencies.
SG&A Expenses:

	Six Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Consolidated SG&A expenses	$62.0	$58.1	$3.9	7%
SG&A as a percentage of net sales	10.4%	10.2%

Consolidated SG&A expenses increased 7% in the first six months of 2013 compared to the same period in 2012, which represented a 20-basis-point increase in SG&A expenses as a percent of sales. SG&A expenses increased in the first six months of 2013 compared to the same period in 2012 primarily due to $2.7 million of incremental expense associated with FRS and Bates, increases in payroll, payroll related expenses and share-based compensation offset by FRS acquisition expenses of $1.1 million and $1.0 million of legal expenses associated with the litigation settlement in 2012.
Settlement of litigation:
During the second quarter of 2012, we agreed to settle the Evraz arbitration proceeding for the sum of $13.0 million in cash, which payment was made in June 2012.
Interest Expense:

	Six Months Ended June 30,			Percent Change
	2013	2012	Change
	(Dollars in millions)
Interest expense	$13.1	$13.3	$(0.2)	(2)%
Average outstanding borrowings	$382.2	$374.1	$8.1	2%
Average borrowing rate	6.87%	7.10%	23	basis points
Interest expense decreased $0.2 million in the first six months of 2013 compared to the same period of 2012, primarily due to debt extinguishment costs in 2012 as a result of the amendment of the Credit Agreement. Average borrowings in the first six months of 2013 were higher when compared to the same period in 2012 due to additional borrowings to fund the acquisition of Bates. The lower average borrowing rate in the first six months of 2013 was due primarily to the interest rate mix of our revolving credit facility provided by the Credit Agreement and the Senior Notes when compared to the interest rate mix in the same period in 2012.
Income Tax:
The provision for income taxes was $12.2 million in the first six months of 2013, a 34.9% effective income tax rate, compared to income taxes of $6.8 million provided in the corresponding period of 2012, a 33.2% effective income tax rate.
Net Income:
Net income increased $9.1 million to $22.7 million for the first six months of 2013, compared to $13.6 million for the first six months of 2012, due to the reasons described above.
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
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $138.3 million at June 30, 2013. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.7 million during the six-month period ended June 30, 2013.
Our foreign subsidiaries generally conduct business in local currencies. During the second quarter of 2013, we recorded a favorable foreign currency translation adjustment of $0.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.
The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At June 30, 2013, there were no such currency hedge contracts outstanding.

Item 4.	Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. In the second quarter of fiscal 2013, the Company acquired Bates. The scope of the Company’s assessment of the effectiveness of internal control over financial reporting did not include Bates. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2013:
We were a co-defendant in approximately 268 cases asserting claims on behalf of approximately 615 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
Historically, we have been dismissed from asbestos cases on the basis that the plaintiff incorrectly sued one of our subsidiaries or because the plaintiff failed to identify any asbestos-containing product manufactured or sold by us or our subsidiaries. We intend to vigorously defend these asbestos cases, and believe we will continue to be successful in being dismissed from such cases. However, it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations. Among the factors management considered in reaching this conclusion were: (a) our historical success in being dismissed from these types of lawsuits on the bases mentioned above; (b) many cases have been improperly filed against one of our subsidiaries; (c) in many cases the plaintiffs have been unable to establish any causal relationship to us or our products or premises; (d) in many cases, the plaintiffs have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all or that any injuries that they have incurred did in fact result from alleged exposure to asbestos; and (e) the complaints assert claims against multiple defendants and, in most cases, the damages alleged are not attributed to individual defendants. Additionally, we do not believe that the amounts claimed in any of the asbestos cases are meaningful indicators of our potential exposure because the amounts claimed typically bear no relation to the extent of the plaintiff's injury, if any.

Our cost of defending these lawsuits has not been material to date and, based upon available information, our management does not expect its future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial position.
Ajax Tocco Magnethermic (“ATM”) is the defendant in a lawsuit pending in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleges claims for breach of contract, gross negligence and constructive fraud. TMK IPSCO is seeking approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and is vigorously defending the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages. Post-trial briefing was submitted to the court in July 2013 and closing arguments are scheduled to be heard in August 2013.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6.	Exhibits
The following exhibits are included herein:

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By:	/s/ W. Scott Emerick
Name:	W. Scott Emerick
Title:	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 13, 2013

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
PARK-OHIO INDUSTRIES, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2013

Exhibit

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document