Form 10-Q
period 2014-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2014-05-15
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2014, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 35.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2014	December 31, 2013
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$46.8	$43.7
Accounts receivable, less allowances for doubtful accounts of $3.5 million at March 31, 2014 and $3.7 million at December 31, 2013	184.5	165.6
Inventories, net	227.5	221.4
Deferred tax assets	25.6	24.6
Unbilled contract revenue	9.4	8.7
Other current assets	18.9	21.9
Total current assets	512.7	485.9
Property, plant and equipment, net	113.9	114.5
Goodwill	60.4	60.4
Intangible assets, net	65.2	66.2
Other long-term assets	82.2	80.4
Total assets	$834.4	$807.4
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$122.3	$112.9
Payables to affiliates	1.6	1.6
Accrued expenses and other	85.1	79.5
Current portion of long-term debt	4.5	4.4
Current portion of other postretirement benefits	1.7	1.7
Total current liabilities	215.2	200.1
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	128.7	126.2
Other long-term debt	2.9	3.0
Deferred tax liabilities	46.3	45.3
Other postretirement benefits and other long-term liabilities	31.5	32.2
Total long-term liabilities	459.4	456.7
Park-Ohio Industries Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	83.2	81.5
Retained earnings	68.5	60.7
Accumulated other comprehensive income	2.9	3.4
Total Park-Ohio Industries Inc. and Subsidiaries shareholder's equity	154.6	145.6
Noncontrolling interest	5.2	5.0
Total equity	159.8	150.6
Total liabilities and shareholder's equity	$834.4	$807.4

Note: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
		Adjusted (1)
	2014	2013
	(In millions)
Net sales	$317.8	$283.0
Cost of sales	261.8	231.4
Gross profit	56.0	51.6
Selling, general and administrative expenses	32.9	28.3
Operating income	23.1	23.3
Interest expense	7.0	6.5
Income from continuing operations before income taxes	16.1	16.8
Income tax expense	5.6	6.0
Net income from continuing operations	10.5	10.8
Loss from discontinued operations, net of taxes	—	(0.4)
Net income	10.5	10.4
Net income attributable to noncontrolling interest	(0.2)	—
Net income attributable to ParkOhio common shareholder	$10.3	$10.4

(1)	Adjusted to reflect the discontinued operations.
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income	$10.5	$10.4
Other comprehensive income (loss):
Foreign currency translation loss	(0.4)	(2.2)
Pension and postretirement benefit adjustments, net of tax	(0.1)	0.4
Total other comprehensive loss	(0.5)	(1.8)
Total comprehensive income, net of tax	10.0	8.6
Comprehensive income attributable to noncontrolling interest	(0.2)	—
Comprehensive income attributable to ParkOhio common shareholder	$9.8	$8.6
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2014	$—	$81.5	$60.7	$3.4	$5.0	$150.6
Other comprehensive income (loss)	—	—	10.3	(0.5)	0.2	10.0
Share-based compensation	—	1.7	—	—	—	1.7
Dividend paid to parent	—	—	(2.5)	—	—	(2.5)
Balance at March 31, 2014	$—	$83.2	$68.5	$2.9	$5.2	$159.8
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING ACTIVITIES
Net income	$10.5	$10.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.1	4.4
Share-based compensation	1.3	1.4
Changes in operating assets and liabilities:
Accounts receivable	(17.3)	(10.0)
Inventories and other current assets	(6.2)	(9.0)
Accounts payable and accrued expenses	12.4	17.9
Other	—	1.4
Net cash provided by operating activities	5.8	16.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3.1)	(5.8)
Proceeds from sale and leaseback transactions	—	1.9
Net cash used by investing activities	(3.1)	(3.9)
FINANCING ACTIVITIES
Payments on term loans and other debt	(1.1)	(0.9)
Proceeds from (payments on) revolving credit facility, net	3.5	(3.7)
Dividend paid to parent	(2.5)	(3.2)
Net cash used by financing activities	(0.1)	(7.8)
Effect of exchange rate changes on cash	0.5	(1.1)
Increase in cash and cash equivalents	3.1	3.7
Cash and cash equivalents at beginning of period	43.7	42.4
Cash and cash equivalents at end of period	$46.8	$46.1
Income taxes paid	$1.4	$4.7
Interest paid	$1.1	$0.8
See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 1 — Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. The results of the business unit have been reported as discontinued operations in the financial statements.

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has not had a material effect on our consolidated financial statements as it aligns with our current presentation.
In February 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” requiring reporting entities that no longer have a controlling financial interest in a subsidiary or group of assets that is considered a business within a foreign entity, to release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For equity method investments that are foreign entities, the partial sale requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity investment. However, for an equity method investment that is not a foreign entity, the release of the cumulative translation adjustment into net income is required only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity requiring release into net income the cumulative translation adjustment upon the occurrence of events that includes (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has not had a material effect on our consolidated financial statements as it aligns with our current presentation.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 — Segments

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Three Months Ended March 31,
		Adjusted (1)
	2014	2013
	(In millions)
Net sales:
Supply Technologies	$134.4	$111.8
Assembly Components	108.1	92.2
Engineered Products	75.3	79.0
	$317.8	$283.0
Income from continuing operations before income taxes:
Supply Technologies	$10.8	$9.4
Assembly Components	8.1	6.8
Engineered Products	10.6	12.3
Total segment operating income	29.5	28.5
Corporate costs	(6.4)	(5.2)
Interest expense	(7.0)	(6.5)
Income from continuing operations before income taxes	$16.1	$16.8

(1)	Adjusted to reflect the discontinued operations.

	March 31, 2014	December 31, 2013
	(In millions)
Identifiable assets:
Supply Technologies	$257.3	$241.7
Assembly Components	283.6	276.7
Engineered Products	186.0	183.1
General corporate	107.5	105.9
	$834.4	$807.4

NOTE 4 — Discontinued Operations

On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash, and, subject to customary conditions, this business unit was released as a guarantor of the Company's 8.125% Senior Notes due 2021. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Select financial information included in discontinued operations were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

Three Months Ended March 31, 2013
(In millions)
Net sales	$2.1

Loss from discontinued operations before tax	(0.6)
Income tax benefit from operations	0.2
Loss from discontinued operations, net of taxes	$(0.4)

NOTE 5 — Accounts Receivable

During the first three months of 2014 and 2013, the Company sold approximately $23.0 million and $14.4 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $0.1 million and $0.1 million, respectively, in the condensed consolidated statements of income. These losses represented implicit interest on the transactions.

NOTE 6 — Inventories

The components of inventory consist of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Finished goods	$119.2	$115.5
Work in process	39.7	37.3
Raw materials and supplies	68.6	68.6
Inventories, net	$227.5	$221.4

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by reportable segment for the periods ended March 31, 2014 and December 31, 2013 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2013	$—	$44.8	$4.9	$49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	6.4	49.0	5.0	60.4
Foreign currency translation	—	—	—	—
Balance at March 31, 2014	$6.4	$49.0	$5.0	$60.4

The increase in goodwill in 2013 was due to the acquisitions of Bates Rubber (“Bates”) in the second quarter of 2013 and Henry Halstead Ltd. (“Henry Halstead”) and QEF Global Limited (“QEF”) in the fourth quarter of 2013. Bates is included in the Assembly Components reportable segment and Henry Halstead and QEF are included in the Supply Technologies reportable segment. The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead and QEF transactions are not deductible for income tax purposes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 8 — Other Intangible Assets

Information regarding other intangible assets as of March 31, 2014 and December 31, 2013 follows:

		March 31, 2014			December 31, 2013
	Weighted Average Useful Life	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
	(In millions)
Non-contractual customer relationships	13.0 years	$61.2	$9.8	$51.4	$61.1	$8.7	$52.4
Other	9.4 years	3.9	1.8	2.1	3.9	1.8	2.1
		$65.1	$11.6	$53.5	$65.0	$10.5	$54.5
Indefinite-lived tradenames				11.7			11.7
Total				$65.2			$66.2

Amortization expense for the three months ended March 31, 2014 and 2013 was $1.1 million and $0.8 million, respectively.

NOTE 9 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In millions)
Balance at January 1,	$5.4	$6.9
Claims paid during the period	(0.8)	(1.1)
Warranty expense	0.5	1.4
Balance at March 31,	$5.1	$7.2

NOTE 10 — Financing Arrangements

The Company is a party to a credit and security agreement, dated November 5, 2003, as amended (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 1.94% at March 31, 2014. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.00% at March 31, 2014.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(In millions)
8.125% Senior Notes due 2021	$250.0	$250.0
Revolving credit	114.4	111.0
Term loan	17.9	18.7
Other	3.8	3.9
Total debt	386.1	383.6
Less current maturities	4.5	4.4
Total long-term debt, net of current portion	$381.6	$379.2

The following table represents fair value information of the Company's 8.125% Senior Notes due 2021, classified as Level 1, at March 31, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	March 31, 2014	December 31, 2013
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$280.0	$275.6

NOTE 11 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first three months of 2014 and 2013 was 34.8% and 35.7%, respectively. As of March 31, 2014, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2013.

NOTE 12 — Stock-Based Compensation

A summary of Holdings' stock option activity as of March 31, 2014 and changes during the quarter then ended is presented below:

	2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	146,000	$16.71
Granted	—	—
Exercised	(2,500)	14.12
Canceled or expired	—	—
Outstanding - end of period	143,500	$16.76	2.3 years	$5.7
Options exercisable	143,500	$16.76	2.3 years	$5.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

A summary of Holdings' restricted share and performance share activity for the quarter ended March 31, 2014 is as follows:

	2014
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	422,898	$21.04	42,000	$20.30
Granted	—	—	—	—
Vested	(41,666)	20.34	(14,000)	20.30
Canceled or expired	(1,334)	19.38	—	—
Outstanding - end of period	379,898	$21.12	28,000	$20.30

Total stock-based compensation expense included in selling, general and administrative expenses during the first quarter of 2014 and 2013 was $1.3 million and $1.4 million, respectively. As of March 31, 2014, there was $6.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.94 years.

NOTE 13 — Commitments, Contingencies and Litigation Judgment

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

In August 2013, the Company received a subpoena from the staff of the Securities and Exchange Commission (“SEC”) in connection with the staff’s investigation of a third party. At that time, the Company also learned that the U.S. Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act.

The Board of Directors of the Company has formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations.

NOTE 14 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Service costs	$0.6	$0.6	$0.2	$—
Interest costs	0.6	0.5	—	0.1
Expected return on plan assets	(2.6)	(2.2)	—	—
Recognized net actuarial loss	—	0.2	0.1	0.2
Net periodic benefit (gains) costs	$(1.4)	$(0.9)	$0.3	$0.3

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	(0.4)	—	(0.4)
Recognition of actuarial loss (b)	—	(0.1)	(0.1)
Tax adjustment (c)	—	—	—
Change in pension and postretirement benefits, net	—	(0.1)	(0.1)
Ending balance	$2.4	$0.5	$2.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Three Months Ended March 31, 2013
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$5.4	$(12.2)	$(6.8)
Foreign currency translation adjustments (a)	(2.2)	—	(2.2)
Recognition of actuarial loss (b)	—	0.4	0.4
Tax adjustment (c)	—	(0.1)	(0.1)
Change in pension and postretirement benefits, net	—	0.3	0.3
Ending balance	$3.2	$(11.9)	$(8.7)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

NOTE 16 — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company's 8.125% Senior Notes due 2021. Each of the Guarantor Subsidiaries is “100% owned,” as defined by Rule 3-10(h)(1) of Regulation S-X.

The guarantee of a Guarantor Subsidiary will automatically terminate, and the obligations of such Guarantor Subsidiary under its guarantee of 8.125% Senior Notes due 2021 will be released:

(a) in the event of any sale or other disposition of all or substantially all of the assets or all of the capital stock of any Subsidiary Guarantor, by way of merger, consolidation or otherwise;

(b) upon designation of any Subsidiary Guarantor as an “unrestricted subsidiary” (as defined in the indenture governing the 8.125% Senior Notes due 2021 (the “Indenture”);

(c) upon defeasance or satisfaction and discharge of the Indenture; and

(d) upon the release of such Subsidiary Guarantor's guarantees under all credit facilities of the Company (other than a release as a result of payment under or a discharge of such guarantee).

Effective in the third quarter of 2013, Southwest Steel Processing LLC (“SSC”) was released from its guarantee of the 8.125% Senior Notes due 2021 in conjunction with its designation as an "Unrestricted Subsidiary" under the Indenture and the sale of 25% of its business. During the third quarter of 2013, all the outstanding equity interests of a non-core business unit in the Supply Technologies segment was sold and released as a guarantor of the Company's 8.125% Senior Notes due 2021 under customary conditions. As a result of the aforementioned releases from the guarantee to the Company's 8.125% Senior Notes due 2021 all periods presented have been restated to reflect SSP and the disposed Supply Technologies business unit as non-guarantor subsidiaries.

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidating statements of income for the three months ended March 31, 2014 and 2013, condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Condensed Consolidating Balance Sheet
	March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.5	$45.3	$—	$46.8
Accounts receivable, net	—	139.5	45.0	—	184.5
Inventories, net	—	180.7	46.8	—	227.5
Deferred tax assets	—	24.3	1.3	—	25.6
Unbilled contract revenue	—	8.2	1.2	—	9.4
Other current assets	0.6	14.5	3.8	—	18.9
Total current assets	0.6	368.7	143.4	—	512.7
Investment in subsidiaries	425.1	153.3	—	(578.4)	—
Intercompany advances	167.2	14.7	140.6	(322.5)	—
Property, plant and equipment, net	5.8	92.2	15.9	—	113.9
Goodwill	—	51.3	9.1	—	60.4
Intangible assets, net	—	51.5	13.7	—	65.2
Other long-term assets	78.0	3.1	1.1	—	82.2
Total assets	$676.7	$734.8	$323.8	$(900.9)	$834.4
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$0.8	$100.9	$20.6	$—	$122.3
Payable to affiliates	—	—	1.6	—	1.6
Accrued expenses	16.5	45.0	23.6	—	85.1
Current portion of long-term debt	3.6	0.6	0.3	—	4.5
Current portion of other postretirement benefits	1.7	—	—	—	1.7
Total current liabilities	22.6	146.5	46.1	—	215.2
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	128.7	—	—	—	128.7
Other long-term debt	—	2.5	0.4	—	2.9
Deferred tax liabilities	—	43.8	2.5	—	46.3
Other postretirement benefits and other long-term liabilities	23.0	7.6	0.9	—	31.5
Total long-term liabilities	401.7	53.9	3.8	—	459.4
Intercompany advances	92.6	124.6	105.3	(322.5)	—
Total Park-Ohio Industries Inc. and Subsidiaries shareholder's equity	154.6	409.8	163.4	(573.2)	154.6
Noncontrolling interest	5.2	—	5.2	(5.2)	5.2
Total shareholder's equity	159.8	409.8	168.6	(578.4)	159.8
Total liabilities and shareholder’s equity	$676.7	$734.8	$323.8	$(900.9)	$834.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Condensed Consolidating Balance Sheet
	December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.7	$43.0	$—	$43.7
Accounts receivable, net	—	124.0	41.6	—	165.6
Inventories, net	—	175.5	45.9	—	221.4
Deferred tax assets	—	23.3	1.3	—	24.6
Unbilled contract revenue	—	8.5	0.2	—	8.7
Other current assets	0.7	16.1	5.1	—	21.9
Total current assets	0.7	348.1	137.1	—	485.9
Investment in subsidiaries	403.8	149.8	—	(553.6)	—
Intercompany advances	158.1	12.0	143.0	(313.1)	—
Property, plant and equipment, net	5.8	93.3	15.4	—	114.5
Goodwill	—	51.3	9.1	—	60.4
Intangible assets, net	—	52.3	13.9	—	66.2
Other long-term liabilities	77.1	2.7	0.6	—	80.4
Total assets	$645.5	$709.5	$319.1	$(866.7)	$807.4
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$1.3	$89.6	$22.0	$—	$112.9
Payable to affiliates	—	—	1.6	—	1.6
Accrued expenses	8.9	47.9	22.7	—	79.5
Current portion of long-term debt	3.6	0.6	0.2	—	4.4
Current portion of other postretirement benefits	1.7	—	—	—	1.7
Total current liabilities	15.5	138.1	46.5	—	200.1
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	126.2	—	—	—	126.2
Other long-term debt	—	2.6	0.4	—	3.0
Deferred tax liabilities	—	42.8	2.5	—	45.3
Other postretirement benefits and other long-term liabilities	23.6	7.6	1.0	—	32.2
Total long-term liabilities	399.8	53.0	3.9	—	456.7
Intercompany advances	79.6	129.3	104.2	(313.1)	—
Total Park-Ohio Industries Inc. and Subsidiaries shareholder's equity	145.6	389.1	159.5	(548.6)	145.6
Noncontrolling interest	5.0	—	5.0	(5.0)	5.0
Total shareholder's equity	150.6	389.1	164.5	(553.6)	150.6
Total liabilities and shareholder’s equity	$645.5	$709.5	$319.1	$(866.7)	$807.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$256.9	$60.9	$—	$317.8
Cost of sales	—	215.7	46.1	—	261.8
Gross profit	—	41.2	14.8	—	56.0
Selling, general and administrative expenses	6.8	18.8	7.3	—	32.9
Income (loss) from subsidiaries	23.7	4.7	—	(28.4)	—
Operating income (loss)	16.9	27.1	7.5	(28.4)	23.1
Interest expense	6.4	—	0.6	—	7.0
Income (loss) from continuing operations before income taxes	10.5	27.1	6.9	(28.4)	16.1
Income tax expense	—	3.9	1.7	—	5.6
Net income (loss) from continuing operations	10.5	23.2	5.2	(28.4)	10.5
Loss from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	10.5	23.2	5.2	(28.4)	10.5
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$10.3	$23.2	$5.0	$(28.2)	$10.3

Other comprehensive income (loss) (see note 15):
Net income (loss)	$10.5	$23.2	$5.2	$(28.4)	$10.5
Foreign currency translation adjustments	(0.4)	—	(0.4)	0.4	(0.4)
Recognition of actuarial loss, net of tax	(0.1)	(0.1)	—	0.1	(0.1)
Comprehensive income (loss), net of tax	10.0	23.1	4.8	(27.9)	10.0
Comprehensive income attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$9.8	$23.1	$4.6	$(27.7)	$9.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$236.2	$46.8	$—	$283.0
Cost of sales	—	196.3	35.1	—	231.4
Gross profit	—	39.9	11.7	—	51.6
Selling, general and administrative expenses	4.5	17.7	6.1	—	28.3
Income (loss) from subsidiaries	21.6	3.4	—	(25.0)	—
Operating income (loss)	17.1	25.6	5.6	(25.0)	23.3
Interest expense	6.3	0.1	0.1	—	6.5
Income (loss) from continuing operations before income taxes	10.8	25.5	5.5	(25.0)	16.8
Income tax expense	—	4.6	1.4	—	6.0
Net income (loss) from continuing operations	10.8	20.9	4.1	(25.0)	10.8
Income (loss) from discontinued operations, net of taxes	(0.4)	—	(0.4)	0.4	(0.4)
Net income (loss)	10.4	20.9	3.7	(24.6)	10.4
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$10.4	$20.9	$3.7	$(24.6)	$10.4

Other comprehensive income (loss) (see note 15):
Net income (loss)	$10.4	$20.9	$3.7	$(24.6)	$10.4
Foreign currency translation adjustments	(2.2)	—	(2.2)	2.2	(2.2)
Recognition of actuarial loss, net of tax	0.4	0.4	—	(0.4)	0.4
Comprehensive income (loss), net of tax	8.6	21.3	1.5	(22.8)	8.6
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to ParkOhio common shareholder	$8.6	$21.3	$1.5	$(22.8)	$8.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(2.5)	$10.8	$0.2	$(2.7)	$5.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(2.1)	(1.0)	—	(3.1)
Net cash used in investing activities	—	(2.1)	(1.0)	—	(3.1)
FINANCING ACTIVITIES
Intercompany account change	2.4	(7.8)	2.7	2.7	—
Payments on term loans and other debt	(0.9)	(0.1)	(0.1)	—	(1.1)
Proceeds from revolving credit and long term debt	3.5	—	—	—	3.5
Dividends paid to parent	(2.5)	—	—	—	(2.5)
Net cash (used) provided by financing activities	2.5	(7.9)	2.6	2.7	(0.1)
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Increase in cash and cash equivalents	—	0.8	2.3	—	3.1
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$1.5	$45.3	$—	$46.8

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(7.2)	$22.9	$2.6	$(1.8)	$16.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(5.3)	(0.5)	—	(5.8)
Proceeds from sale and leaseback transactions	—	1.9	—	—	1.9
Net cash used in investing activities	—	(3.4)	(0.5)	—	(3.9)
FINANCING ACTIVITIES
Intercompany account change	15.0	(19.6)	2.8	1.8	—
Payments on term loans and other debt	(0.9)	—	—	—	(0.9)
Proceeds from revolving credit facility	(3.7)	—	—	—	(3.7)
Dividends paid to parent	(3.2)	—	—	—	(3.2)
Net cash (used) provided by financing activities	7.2	(19.6)	2.8	1.8	(7.8)
Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)
Increase (decrease) in cash and cash equivalents	—	(0.1)	3.8	—	3.7
Cash and cash equivalents at beginning of period	—	0.2	42.2	—	42.4
Cash and cash equivalents at end of period	$—	$0.1	$46.0	$—	$46.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber components, and fuel filler assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), primarily on a sole-source basis.

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

Sales, segment operating income and other relevant financial data for these three segments are provided in Note 3 to the condensed consolidated financial statements, included elsewhere herein.

Primary Factors Affecting 2014 Results

The following factors most affected our consolidated results for the three months ended March 31, 2014:

•
Our 2013 strategic bolt-on acquisitions of Bates Rubber (“Bates”), Henry Halstead Ltd. (“Henry Halstead”) and QEF Global Limited (“QEF”) added a combined $21.5 million of incremental revenues in the first three months of 2014 compared to the first three months of 2013. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us.

• While most of our businesses performed well during extreme weather conditions of the first three months of 2014, the forging business of our Engineered Products segment experienced operational difficulties directly associated with the extreme weather. Orders were delayed, additional maintenance was required due to the harsh conditions and premium natural gas costs were incurred. We estimate the impact of these extreme weather-related factors was approximately $1.2 million in the first three months of 2014.

• In addition to our top-line growth associated with acquisitions, our organic growth was $13.3 million, or 4.7%, and was directly associated with strong performance in the Supply Technologies segment and in our Aluminum business unit of the Assembly Components segment. While overall we had excellent net sales growth of 12.3%, our unfavorable sales mix in the first three months of 2014 compared to the first three months of 2013 and the extreme weather-related issues of the first three months of 2014 lead to our gross margin percentage reduction of 60 basis points to 17.6%.

• Due to the incremental selling, general and administrative (“SG&A”) costs primarily related to our acquisitions and increased professional service fees in the first three months of 2014, our SG&A expenses increased 16.3%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,
		Adjusted
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$317.8	$283.0	$34.8	12.3%
Cost of sales	261.8	231.4	30.4	13.1%
Gross profit	56.0	51.6	4.4	8.5%
Gross profit as a percentage of net sales	17.6%	18.2%
Selling, general and administrative expenses	32.9	28.3	4.6	16.3%
SG&A as a percentage of net sales	10.4%	10.0%
Operating income	23.1	23.3	(0.2)	(0.9)%
Interest expense	7.0	6.5	0.5	7.7%
Income from continuing operations before income taxes	16.1	16.8	(0.7)	(4.2)%
Income tax expense	5.6	6.0	(0.4)	(6.7)%
Net income from continuing operations	10.5	10.8	(0.3)	(2.8)%
Loss from discontinued operations, net of taxes	—	(0.4)	0.4	*
Net income	10.5	10.4	0.1	1.0%
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	*
Net income attributable to ParkOhio common shareholder	$10.3	$10.4	$(0.1)	(1.0)%

* Calculation not meaningful

Net Sales:

Net sales increased $34.8 million, or 12.3%, to $317.8 million in the first three months of 2014, compared to $283.0 million in the same period in 2013, mainly due to the incremental sales from acquisitions of $21.5 million and volume increases from our Supply Technologies and Assembly Components segments, partially offset by decreases in our Engineered Products segment.

The factors explaining the changes in segment revenues for the three months ended March 31, 2014 compared to the prior year comparable period are contained within the "Segment Analysis" section.

Cost of Sales & Gross Profit:

Cost of sales increased $30.4 million to $261.8 million in the first three months of 2014, compared to $231.4 million in the same period in 2013. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $19.0 million and the increase in net sales volumes. The gross profit margin percentage was 17.6% in the first three months of 2014 compared to 18.2% in the same period in 2013. This decrease in gross margin percentage of 60 basis points is largely due to a change in the sales mix, as the Supply Technologies and Assembly Components net sales, carrying a lower gross margin percentage, were a higher percentage of consolidated net sales in the first three months of 2014 than in the prior year first three months.

SG&A Expenses:

Consolidated SG&A expenses increased 16.3% in the first three months of 2014 compared to the same period in 2013; and SG&A expenses as a percent of sales increased by 40 basis points to 10.4%. SG&A expenses increased in the first three months of 2014 compared to the same period in 2013 primarily due to $1.4 million of incremental expense associated with the 2013 acquisitions, increased professional service fees of $1.7 million and increased salary and wage expenses.

Interest Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Interest expense	$7.0	$6.5	$0.5	7.7%
Average outstanding borrowings	$382.4	$372.1	$10.3	2.8%
Average borrowing rate	7.32%	6.99%

Interest expense increased $0.5 million in the first three months of 2014 compared to the same period in 2013, primarily due to the amortization of earn-out provisions of the recent acquisition of Henry Halstead. There is no expected additional amortization of earn-out provisions related to prior year acquisitions in 2014. Average borrowings in the first three months of 2014 were higher when compared to the same period in 2013 due to additional borrowings to fund the 2013 acquisitions. The higher average borrowing rate in the first three months of 2014 was primarily due to the amortization of earn-out provisions of the recent acquisition of Henry Halstead.

Income Tax Expense:

The provision for income taxes was $5.6 million, at a 34.8% effective income tax rate, in the first three months of 2014. This was comparable to income taxes of $6.0 million, at a 35.7% effective income tax rate, in the corresponding period of 2013.

Net Income from Continuing Operations:

Net income from continuing operations decreased $0.3 million to $10.5 million in the first three months of 2014, compared to $10.8 million in the same period of 2013, due to the reasons described above.

Loss from Discontinued Operations:

In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment, for $8.5 million in cash. The loss from discontinued operations of $0.4 million for the first three months of 2013 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:

Net income increased $0.1 million to $10.5 million for the first three months of 2014, compared to $10.4 million for the first three months of 2013, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, the income of $0.2 million for the first three months of 2014 attributable to the noncontrolling interest was deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder decreased $0.1 million to $10.3 million in the first three months of 2014, compared to $10.4 million in the same period of 2013, due to the reasons described above.

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the business units and product lines included within each segment. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate costs that are not attributable to the segments and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Supply Technologies	42%	40%
Assembly Components	34%	32%
Engineered Products	24%	28%

Segment Operating Income:
Supply Technologies	37%	33%
Assembly Components	27%	24%
Engineered Products	36%	43%

Supply Technologies Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$134.4	$111.8	$22.6	20.2%
Segment operating income	$10.8	$9.4	$1.4	14.9%
Segment operating income margin	8.0%	8.4%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net Sales: Almost half of the revenue increase in the first three months of 2014, compared to the same period in 2013, is directly attributable to the fourth quarter acquisitions of Henry Halstead and QEF. The majority of our growth in the first three months of 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 59%; the semiconductor market, which was up 62%; and the power sports and recreational equipment market, which increased 11%. In addition, our fastener manufacturing division generated sales increases of 23% in the first three months of 2014.

Segment Operating Income: With increases in net sales, segment operating incomes increased $1.4 million, or 15%, to $10.8 million. Segment operating margin was 8.0%, which was a 40 basis points reduction compared to the prior year's first three months segment operating income margin of 8.4%. The reduction in margin is primarily attributable to increased professional services fees and overall customer product mix swings in the first quarter of 2014, slightly offset by increased operational leverage as a result of our acquisitions.

Assembly Components Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$108.1	$92.2	$15.9	17.2%
Segment operating income	$8.1	$6.8	$1.3	19.1%
Segment operating income margin	7.5%	7.4%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net Sales: The significant increase in net sales is primarily due to the incremental revenues in 2014 associated with the acquisition of Bates of approximately $11.4 million. In addition, aluminum business revenues increased 27%, as we experienced incremental sales from new programs with our automotive customers that launched in 2013. These revenue increases were slightly offset by the expected reduced volumes in the fuel filler business of Fluid Routing Solutions of 17% as programs completed their life cycles in the second half of 2013.

Segment Operating Income: On the strength of the Bates acquisition, and the aluminum business' incremental contribution from the new program launches with our automotive customers in 2013, segment operating income increased 19% in the first three months of 2014 compared to the same period in 2013. Furthermore, our segment operating income margin increased 10 basis points, which was mainly due to the aluminum business as it continued ramping up to full capacity.

Engineered Products Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$75.3	$79.0	$(3.7)	(4.7)%
Segment operating income	$10.6	$12.3	$(1.7)	(13.8)%
Segment operating income margin	14.1%	15.6%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net Sales: Both of our primary business units in this segment experienced declines in the first three months of 2014 compared to the first three month of 2013. Our forging business was unfavorably impacted by extreme weather conditions and reduced demand for some of it aircraft forging products. Overall revenues in our forging business were down 9% year over year. Our industrial equipment business net sales declined in the first three months of 2014 by 3%. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. However, our aftermarket business increased 3% in the first three months of 2014 compared to the first three months of 2013.

Segment Operating Income: Given the decrease in net sales in 2014, segment operating income also decreased 14% in the first three months of 2014. In addition, segment operating income margin declined 150 basis points to 14.1% in the first three months of 2014 compared to 15.6% in the first three months of 2013. Our forging business experienced operational difficulties due to the extreme weather resulting in delayed orders, additional maintenance and premium natural gas costs. We estimate the impact of these extreme weather-related factors on segment operating income was approximately $1.2 million in the first three months of 2014.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2013 contained in our 2013 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to the current global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the investigation being conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $132.3 million at March 31, 2014. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.3 million during the three-month period ended March 31, 2014.

Our foreign subsidiaries generally conduct business in local currencies. During the first three months of 2014, we recorded a favorable foreign currency translation adjustment of $0.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At March 31, 2014, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2014:

We were a co-defendant in approximately 273 cases asserting claims on behalf of approximately 618 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only eight asbestos cases, involving 27 plaintiffs, that plead specified damages. In each of the eight cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, plaintiffs have alleged compensatory and punitive damages in the amount of $10.0 million for each of the five counts and on count of $5.0 million for the sixth count. In the remaining two cases, the plaintiffs have each alleged against each named defendant, compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

In August 2013, the Company received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, the Company also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with responding to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act.

The Board of Directors of the Company has formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
Date: May 15, 2014

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended March 31, 2014

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