Form 10-Q
period 2014-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2014-08-14
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2014, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 42.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2014	December 31, 2013
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$45.7	$43.7
Accounts receivable, less allowances for doubtful accounts of $3.5 million at June 30, 2014 and $3.7 million at December 31, 2013	196.6	165.6
Inventories, net	230.2	221.4
Deferred tax assets	25.6	24.6
Unbilled contract revenue	8.0	8.7
Other current assets	24.2	21.9
Total current assets	530.3	485.9
Property, plant and equipment, net	116.3	114.5
Goodwill	61.6	60.4
Intangible assets, net	66.0	66.2
Other long-term assets	84.9	80.4
Total assets	$859.1	$807.4
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$127.4	$112.9
Payables to affiliates	1.7	1.6
Accrued expenses and other	80.2	79.5
Current portion of long-term debt	4.6	4.4
Current portion of other postretirement benefits	1.7	1.7
Total current liabilities	215.6	200.1
Long-term liabilities, less current portion:
Senior Notes	250.0	250.0
Credit facility	140.1	126.2
Other long-term debt	2.7	3.0
Deferred tax liabilities	46.9	45.3
Other postretirement benefits and other long-term liabilities	31.3	32.2
Total long-term liabilities	471.0	456.7
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	83.8	81.5
Retained earnings	78.7	60.7
Accumulated other comprehensive income	4.4	3.4
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	166.9	145.6
Noncontrolling interest	5.6	5.0
Total equity	172.5	150.6
Total liabilities and shareholder's equity	$859.1	$807.4

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

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		Adjusted (1)		Adjusted (1)
	2014	2013	2014	2013
	(In millions)
Net sales	$343.3	$307.3	$661.1	$590.3
Cost of sales	282.3	249.8	544.1	481.2
Gross profit	61.0	57.5	117.0	109.1
Selling, general and administrative expenses	34.3	32.0	67.2	60.3
Operating income	26.7	25.5	49.8	48.8
Interest expense	6.8	6.6	13.8	13.1
Income from continuing operations before income taxes	19.9	18.9	36.0	35.7
Income tax expense	6.8	6.5	12.4	12.5
Net income from continuing operations	13.1	12.4	23.6	23.2
Loss from discontinued operations, net of taxes	—	(0.1)	—	(0.5)
Net income	13.1	12.3	23.6	22.7
Net income attributable to noncontrolling interest	(0.4)	—	(0.6)	—
Net income attributable to ParkOhio common shareholder	$12.7	$12.3	$23.0	$22.7

(1)	Adjusted to reflect the discontinued operations.
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net income	$13.1	$12.3	$23.6	$22.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.4	(0.7)	1.0	(2.8)
Pension and postretirement benefit adjustments, net of tax	0.1	—	—	0.4
Total other comprehensive income (loss)	1.5	(0.7)	1.0	(2.4)
Total comprehensive income, net of tax	14.6	11.6	24.6	20.3
Comprehensive income attributable to noncontrolling interest	(0.4)	—	(0.6)	—
Comprehensive income attributable to ParkOhio common shareholder	$14.2	$11.6	$24.0	$20.3
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2014	$—	$81.5	$60.7	$3.4	$5.0	$150.6
Other comprehensive income	—	—	23.0	1.0	0.6	24.6
Share-based compensation	—	2.3	—	—	—	2.3
Dividend paid to parent	—	—	(5.0)	—	—	(5.0)
Balance at June 30, 2014	$—	$83.8	$78.7	$4.4	$5.6	$172.5
See accompanying notes to these unaudited condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In millions)
OPERATING ACTIVITIES
Net income	$23.6	$22.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.2	9.2
Share-based compensation	2.5	2.4
Gain on sale of assets	(0.5)	—
Other	0.7	—
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(26.4)	(5.9)
Inventories and other current assets	(7.4)	(3.3)
Accounts payable and accrued expenses	12.7	5.3
Other	(0.1)	1.8
Net cash provided by operating activities	15.3	32.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.3)	(15.7)
Proceeds from sale and leaseback transactions	—	3.1
Proceeds from sale of assets	0.5	—
Business acquisitions, net of cash acquired	(5.9)	(20.8)
Net cash used by investing activities	(17.7)	(33.4)
FINANCING ACTIVITIES
Payments on term loans and other debt	(4.3)	(2.0)
Proceeds from revolving credit facility, net	15.8	15.9
Dividend paid to parent	(5.0)	(5.8)
Other	(1.3)	—
Net cash provided by financing activities	5.2	8.1
Effect of exchange rate changes on cash	(0.8)	(0.9)
Increase in cash and cash equivalents	2.0	6.0
Cash and cash equivalents at beginning of period	43.7	42.4
Cash and cash equivalents at end of period	$45.7	$48.4
Income taxes paid	$13.2	$14.2
Interest paid	$12.4	$12.3
See accompanying notes to these condensed consolidated financial statements. The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. As of September 30, 2013, the results of the business unit have been reported as discontinued operations in the financial statements.

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has not had a material effect on our consolidated financial statements as it aligns with our current presentation.

In February 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” requiring reporting entities that no longer have a controlling financial interest in a subsidiary or group of assets that is considered a business within a foreign entity to release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For equity method investments that are foreign entities, the partial sale requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity investment. However, for an equity method investment that is not a foreign entity, the release of the cumulative translation adjustment into net income is required only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity requiring release into net income of the cumulative translation adjustment upon the occurrence of events that includes (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. This ASU is

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has not had a material effect on our consolidated financial statements as it aligns with our current presentation.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. The Company is currently evaluating the impact of adopting this guidance.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The ASU will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. The ASU is effective for annual reporting periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact of adopting this guidance.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
		Adjusted (1)		Adjusted (1)
	2014	2013	2014	2013
	(In millions)
Net sales:
Supply Technologies	$142.4	$121.5	$276.8	$233.3
Assembly Components	122.0	105.6	230.1	197.8
Engineered Products	78.9	80.2	154.2	159.2
	$343.3	$307.3	$661.1	$590.3
Income from continuing operations before income taxes:
Supply Technologies	$10.6	$9.3	$21.4	$18.7
Assembly Components	12.2	10.8	20.3	17.6
Engineered Products	10.7	10.4	21.3	22.7
Total segment operating income	33.5	30.5	63.0	59.0
Corporate costs	(6.8)	(5.0)	(13.2)	(10.2)
Interest expense	(6.8)	(6.6)	(13.8)	(13.1)
Income from continuing operations before income taxes	$19.9	$18.9	$36.0	$35.7

(1)	Adjusted to reflect the discontinued operations.

	June 30, 2014	December 31, 2013
	(In millions)
Identifiable assets:
Supply Technologies	$276.1	$241.7
Assembly Components	291.9	276.7
Engineered Products	186.3	183.1
General corporate	104.8	105.9
	$859.1	$807.4

NOTE 4 — Acquisitions

In June 2014, the Company entered into an agreement to acquire all of the issued share capital of the Apollo Aerospace Group (“Apollo”). Apollo is a supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide. For its fiscal year ended March 31, 2014, Apollo generated revenues of approximately $8.1 million. The financial results of Apollo are included in the Company’s Supply Technologies segment and constituted insignificant revenues and net income from the date acquired through June 30, 2014. The acquisition was accounted for under the acquisition method of accounting and the purchase price allocation was preliminary as of June 30, 2014. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions. The purchase price allocation is subject to further adjustment until all pertinent information regarding the finalization of the working capital adjustment, appraisals for inventories, intangibles, goodwill, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 5 — Discontinued Operations

On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, and, subject to customary conditions, this business unit was released as a guarantor of the Company's 8.125% Senior Notes due 2021. This business is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented. Select financial information included in discontinued operations was as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In millions)
Net sales	$2.1	$4.2

Loss from discontinued operations before tax	(0.2)	(0.8)
Income tax benefit from operations	0.1	0.3
Loss from discontinued operations, net of taxes	$(0.1)	$(0.5)

NOTE 6 — Accounts Receivable

During the first six months of 2014 and 2013, the Company sold approximately $46.2 million and $36.0 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity and recorded a loss in the amount of $0.2 million during each of these periods in the condensed consolidated statements of income. These losses represented implicit interest on the transactions.

NOTE 7 — Inventories

The components of inventory consist of the following:

	June 30, 2014	December 31, 2013
	(In millions)
Finished goods	$133.3	$115.5
Work in process	37.4	37.3
Raw materials and supplies	59.5	68.6
Inventories, net	$230.2	$221.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 8 — Goodwill

The changes in the carrying amount of goodwill by reportable segment for the periods ended June 30, 2014 and December 31, 2013 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2013	$—	$44.8	$4.9	$49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	6.4	49.0	5.0	60.4
Foreign currency translation	0.1	—	—	0.1
Acquisition adjustments	1.1	—	—	1.1
Balance at June 30, 2014	$7.6	$49.0	$5.0	$61.6

The increase in goodwill in 2013 was due to the acquisitions of Bates Rubber (“Bates”) in the second quarter of 2013 and Henry Halstead Ltd. (“Henry Halstead”) and QEF Global Limited (“QEF”) in the fourth quarter of 2013. During 2014, the Company adjusted the preliminary goodwill recorded for Henry Halstead and QEF related to the finalization of the fair value of certain acquired intangible assets. The 2013 condensed consolidated financial statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements. Bates is included in the Assembly Components reportable segment and Henry Halstead and QEF are included in the Supply Technologies reportable segment. The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead and QEF transactions are not deductible for income tax purposes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 9 — Other Intangible Assets

Information regarding other intangible assets as of June 30, 2014 and December 31, 2013 follows:

		June 30, 2014			December 31, 2013
	Weighted Average Useful Life	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
	(In millions)
Non-contractual customer relationships	12.9 years	$63.3	$11.0	$52.3	$61.1	$8.7	$52.4
Other	9.4 years	3.9	1.9	2.0	3.9	1.8	2.1
		$67.2	$12.9	$54.3	$65.0	$10.5	$54.5
Indefinite-lived tradenames				11.7			11.7
Total				$66.0			$66.2

Amortization expense for the six months ended June 30, 2014 and 2013 was $2.4 million and $1.7 million, respectively.

NOTE 10 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended June 30, 2014 and 2013:

	2014	2013
	(In millions)
Balance at January 1,	$5.4	$6.9
Claims paid	(1.0)	(1.9)
Warranty expense	1.6	2.6
Balance at June 30,	$6.0	$7.6

NOTE 11 — Financing Arrangements

The Company is a party to a credit and security agreement, dated November 5, 2003, as amended and restated (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.75% to 2.75% or (ii) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. The interest rate on the revolving credit facility was 1.94% at June 30, 2014. Interest on the term loan is at either (i) LIBOR plus 2.75% or (ii) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016). The interest rate on the term loan was 3.00% at June 30, 2014.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(In millions)
8.125% Senior Notes due 2021	$250.0	$250.0
Revolving credit	126.7	111.0
Term loan	17.0	18.7
Other	3.7	3.9
Total debt	397.4	383.6
Less current maturities	4.6	4.4
Total long-term debt, net of current portion	$392.8	$379.2

The following table represents fair value information of the Company's 8.125% Senior Notes due 2021, classified as Level 1, at June 30, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	June 30, 2014	December 31, 2013
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$276.9	$275.6

On July 31, 2014, the Company entered into a sixth amendment and restatement of the credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, increases the revolving credit facility to $230.0 million, provides a term loan for $16.1 million and extends the maturity date of the borrowings under the Amended Credit Agreement to July 31, 2019. The revolving credit facility includes a Canadian sub-limit of $15.0 million and a European sub-limit of $10.0 million (which may be increased to $25.0 million) for borrowings in those locations. Domestic amounts borrowed under the revolving credit facility may be borrowed at either (i) LIBOR plus 1.50% to 2.50% or (ii) the bank’s prime lending rate minus 0.25% to 1.25%, at the Company’s election. Amounts borrowed under the term loan may be borrowed at either (i) LIBOR plus 2.0% to 3.0% or (ii) the bank’s prime lending rate minus 0.75% to plus 0.25%, at the Company's election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement. Amounts borrowed under the Canadian revolving credit facility provided by the Amended Credit Agreement may be borrowed at either (i) the Canadian deposit offered rate plus 1.50% to 2.50%, (ii) the Canadian prime lending rate plus 0.0% to 1.0% or (iii) the US base rate plus 0.0% to 1.0%. Under the Amended Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The term loan is amortized based on a seven-year schedule with the balance due at maturity. The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. Additionally, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $50.0 million.

NOTE 12 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first six months of 2014 and 2013 was 34.4% and 35.0%, respectively. As of June 30, 2014, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2013.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 13 — Stock-Based Compensation

A summary of Holdings' stock option activity as of June 30, 2014 and changes during the first six months of 2014 is presented below:

	2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	146,000	$16.71
Granted	—	—
Exercised	(2,500)	14.12
Canceled or expired	—	—
Outstanding - end of period	143,500	$16.76	2.0 years	$5.9
Options exercisable	143,500	$16.76	2.0 years	$5.9

A summary of Holdings' restricted share and performance share activity for the six months ended June 30, 2014 is as follows:

	2014
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	422,898	$21.04	42,000	$20.30
Granted	130,250	57.72	—	—
Vested	(147,964)	21.88	(14,000)	20.30
Canceled or expired	(3,668)	35.34	—	—
Outstanding - end of period	401,516	$32.50	28,000	$20.30

Total stock-based compensation expense included in selling, general and administrative expenses during the first six months of 2014 and 2013 was $2.5 million and $2.4 million, respectively. As of June 30, 2014, there was $12.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.37 years.

NOTE 14 — Commitments, Contingencies and Litigation Judgment

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
June 30, 2014

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

Ajax Tocco Magnethermic Corporation (“ATM”) was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denied the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million, which the Company recorded. ATM is appealing the court’s decision. TMK IPSCO is also appealing the decision and, additionally, it has asked the court for $3.8 million in attorney's fees.

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

NOTE 15 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In millions)
Service costs	$0.5	$0.6	$1.1	$1.3	$—	$—	$—	$—
Interest costs	0.6	0.5	1.2	1.0	0.1	0.2	0.3	0.3
Expected return on plan assets	(2.5)	(2.2)	(5.1)	(4.4)	—	—	—	—
Recognized net actuarial loss	—	0.2	—	0.3	0.2	0.2	0.3	0.4
Net periodic benefit (gains) costs	$(1.4)	$(0.9)	$(2.8)	$(1.8)	$0.3	$0.4	$0.6	$0.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 16 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$2.4	$0.5	$2.9	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	1.4	—	1.4	1.0	—	1.0
Recognition of actuarial (gain) loss (b)	—	—	—	—	(0.1)	(0.1)
Tax adjustment (c)	—	0.1	0.1	—	0.1	0.1
Change in pension and postretirement benefits, net	—	0.1	0.1	—	—	—
Ending balance	$3.8	$0.6	$4.4	$3.8	$0.6	$4.4

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$3.2	$(11.8)	$(8.6)	$5.3	$(12.2)	$(6.9)
Foreign currency translation adjustments (a)	(0.7)	—	(0.7)	(2.8)	—	(2.8)
Recognition of actuarial loss (b)	—	0.3	0.3	—	0.7	0.7
Tax adjustment (c)	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Change in pension and postretirement benefits, net	—	—	—	—	0.4	0.4
Ending balance	$2.5	$(11.8)	$(9.3)	$2.5	$(11.8)	$(9.3)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial (gains) losses are reclassified out of accumulated other comprehensive income (loss) and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income (loss) and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

NOTE 17 — Supplemental Guarantor Information

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

Effective in the third quarter of 2013, Southwest Steel Processing LLC (“SSP”) was released from its guarantee of the 8.125% Senior Notes due 2021 in conjunction with its designation as an “Unrestricted Subsidiary” under the Indenture and the sale of 25% of its business. During the third quarter of 2013, all the outstanding equity interests of a non-core business unit in the Supply Technologies segment was sold and released as a guarantor of the Company's 8.125% Senior Notes due 2021 under customary conditions. As a result of the aforementioned releases from the guarantee to the Company's 8.125% Senior Notes due 2021 all periods presented have been restated to reflect SSP and the disposed Supply Technologies business unit as non-guarantor subsidiaries.

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidating statements of income for the three and six months ended June 30, 2014 and 2013, condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Condensed Consolidating Balance Sheet
	June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.2	$44.5	$—	$45.7
Accounts receivable, net	—	144.5	52.1	—	196.6
Inventories, net	—	180.2	50.0	—	230.2
Deferred tax assets	—	24.3	1.3	—	25.6
Unbilled contract revenue	—	6.0	2.0	—	8.0
Other current assets	0.6	18.6	5.0	—	24.2
Total current assets	0.6	374.8	154.9	—	530.3
Investment in subsidiaries	449.9	165.2	—	(615.1)	—
Intercompany advances	162.6	22.1	142.0	(326.7)	—
Property, plant and equipment, net	5.7	88.3	22.3	—	116.3
Goodwill	—	51.3	10.3	—	61.6
Intangible assets, net	—	50.7	15.3	—	66.0
Other long-term assets	79.2	3.0	2.7	—	84.9
Total assets	$698.0	$755.4	$347.5	$(941.8)	$859.1
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$1.0	$99.2	$27.2	$—	$127.4
Payable to affiliates	—	—	1.7	—	1.7
Accrued expenses	6.9	54.1	19.2	—	80.2
Current portion of long-term debt	3.6	0.6	0.4	—	4.6
Current portion of other postretirement benefits	1.7	—	—	—	1.7
Total current liabilities	13.2	153.9	48.5	—	215.6
Long-term liabilities, less current portion:
Senior Notes	250.0	—	—	—	250.0
Credit facility	140.1	—	—	—	140.1
Other long-term debt	—	2.3	0.4	—	2.7
Deferred tax liabilities	—	43.9	3.0	—	46.9
Other postretirement benefits and other long-term liabilities	22.9	7.2	1.2	—	31.3
Total long-term liabilities	413.0	53.4	4.6	—	471.0
Intercompany advances	99.3	115.4	112.0	(326.7)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	166.9	432.7	176.8	(609.5)	166.9
Noncontrolling interest	5.6	—	5.6	(5.6)	5.6
Total shareholder's equity	172.5	432.7	182.4	(615.1)	172.5
Total liabilities and shareholder’s equity	$698.0	$755.4	$347.5	$(941.8)	$859.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$530.0	$131.1	$—	$661.1
Cost of sales	—	444.5	99.6	—	544.1
Gross profit	—	85.5	31.5	—	117.0
Selling, general and administrative expenses	13.9	38.2	15.1	—	67.2
Income (loss) from subsidiaries	50.3	9.4	—	(59.7)	—
Operating income (loss)	36.4	56.7	16.4	(59.7)	49.8
Interest expense	12.8	—	1.0	—	13.8
Income (loss) from continuing operations before income taxes	23.6	56.7	15.4	(59.7)	36.0
Income tax expense	—	8.2	4.2	—	12.4
Net income (loss) from continuing operations	23.6	48.5	11.2	(59.7)	23.6
Loss from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	23.6	48.5	11.2	(59.7)	23.6
Net income attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Net income (loss) attributable to ParkOhio common shareholder	$23.0	$48.5	$10.6	$(59.1)	$23.0

Other comprehensive income (loss) (see note 16):
Net income (loss)	$23.6	$48.5	$11.2	$(59.7)	$23.6
Foreign currency translation adjustments	1.0	—	1.0	(1.0)	1.0
Recognition of actuarial loss, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	24.6	48.5	12.2	(60.7)	24.6
Comprehensive income attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$24.0	$48.5	$11.6	$(60.1)	$24.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$491.9	$98.4	$—	$590.3
Cost of sales	—	405.4	75.8	—	481.2
Gross profit	—	86.5	22.6	—	109.1
Selling, general and administrative expenses	9.5	38.8	12.0	—	60.3
Income (loss) from subsidiaries	45.5	6.6	—	(52.1)	—
Operating income (loss)	36.0	54.3	10.6	(52.1)	48.8
Interest expense	12.8	—	0.3	—	13.1
Income (loss) from continuing operations before income taxes	23.2	54.3	10.3	(52.1)	35.7
Income tax expense	—	9.8	2.7	—	12.5
Net income (loss) from continuing operations	23.2	44.5	7.6	(52.1)	23.2
Income (loss) from discontinued operations, net of taxes	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss)	22.7	44.5	7.1	(51.6)	22.7
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$22.7	$44.5	$7.1	$(51.6)	$22.7

Other comprehensive income (loss) (see note 16):
Net income (loss)	$22.7	$44.5	$7.1	$(51.6)	$22.7
Foreign currency translation adjustments	(2.8)	—	(2.8)	2.8	(2.8)
Recognition of actuarial loss, net of tax	0.4	0.4	—	(0.4)	0.4
Comprehensive income (loss), net of tax	20.3	44.9	4.3	(49.2)	20.3
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to ParkOhio common shareholder	$20.3	$44.9	$4.3	$(49.2)	$20.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$273.1	$70.2	$—	$343.3
Cost of sales	—	228.8	53.5	—	282.3
Gross profit	—	44.3	16.7	—	61.0
Selling, general and administrative expenses	7.1	19.4	7.8	—	34.3
Income (loss) from subsidiaries	26.6	4.7	—	(31.3)	—
Operating income (loss)	19.5	29.6	8.9	(31.3)	26.7
Interest expense	6.4	—	0.4	—	6.8
Income (loss) from continuing operations before income taxes	13.1	29.6	8.5	(31.3)	19.9
Income tax expense	—	4.3	2.5	—	6.8
Net income (loss) from continuing operations	13.1	25.3	6.0	(31.3)	13.1
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	13.1	25.3	6.0	(31.3)	13.1
Net (income) loss attributable to noncontrolling interest	(0.4)	—	(0.4)	0.4	(0.4)
Net income (loss) attributable to ParkOhio common shareholder	$12.7	$25.3	$5.6	$(30.9)	$12.7

Other comprehensive income (loss) (see note 16):
Net income (loss)	13.1	25.3	6.0	(31.3)	13.1
Foreign currency translation adjustments	1.4	—	1.4	(1.4)	1.4
Recognition of actuarial loss, net of tax	0.1	0.1	—	(0.1)	0.1
Comprehensive income (loss), net of tax	14.6	25.4	7.4	(32.8)	14.6
Comprehensive income attributable to noncontrolling interest	(0.4)	—	(0.4)	0.4	(0.4)
Comprehensive income attributable to Park-Ohio common shareholder	$14.2	$25.4	$7.0	$(32.4)	$14.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$255.7	$51.6	$—	$307.3
Cost of sales	—	209.1	40.7	—	249.8
Gross profit	—	46.6	10.9	—	57.5
Selling, general and administrative expenses	5.0	21.1	5.9	—	32.0
Income (loss) from subsidiaries	23.9	3.2	—	(27.1)	—
Operating income (loss)	18.9	28.7	5.0	(27.1)	25.5
Interest expense	6.5	(0.1)	0.2	—	6.6
Income (loss) from continuing operations before income taxes	12.4	28.8	4.8	(27.1)	18.9
Income tax expense	—	5.2	1.3	—	6.5
Net income (loss) from continuing operations	12.4	23.6	3.5	(27.1)	12.4
Income (loss) from discontinued operations, net of taxes	(0.1)	—	(0.1)	0.1	(0.1)
Net income (loss)	12.3	23.6	3.4	(27.0)	12.3
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$12.3	$23.6	$3.4	$(27.0)	$12.3

Other comprehensive income (loss) (see note 16):
Net income (loss)	12.3	23.6	3.4	(27.0)	12.3
Foreign currency translation adjustments	(0.7)	—	(0.7)	0.7	(0.7)
Recognition of actuarial loss, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	11.6	23.6	2.7	(26.3)	11.6
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Park-Ohio common shareholder	$11.6	$23.6	$2.7	$(26.3)	$11.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(19.4)	$36.9	$2.2	$(4.4)	$15.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(5.1)	(7.0)	—	(12.3)
Proceeds from sale of assets	—	0.5	—	—	0.5
Business acquisitions, net of cash acquired	—	—	(5.9)	—	(5.9)
Net cash used in investing activities	(0.2)	(4.6)	(12.9)	—	(17.7)
FINANCING ACTIVITIES
Intercompany account change	10.6	(31.6)	16.6	4.4	—
Payments on term loans and other debt	(1.8)	(0.2)	(2.3)	—	(4.3)
Proceeds from revolving credit and long term debt	15.8	—	—	—	15.8
Dividends paid to parent	(5.0)	—	—	—	(5.0)
Other	—	—	(1.3)	—	(1.3)
Net cash provided (used) by financing activities	19.6	(31.8)	13.0	4.4	5.2
Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)
Increase in cash and cash equivalents	—	0.5	1.5	—	2.0
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$1.2	$44.5	$—	$45.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(24.2)	$47.6	$7.8	$1.0	$32.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.4)	(14.2)	(1.1)	—	(15.7)
Proceeds from sale and leaseback transactions	—	3.1	—	—	3.1
Business acquisitions, net of cash acquired	—	(20.8)	—	—	(20.8)
Net cash used in investing activities	(0.4)	(31.9)	(1.1)	—	(33.4)
FINANCING ACTIVITIES
Intercompany account change	16.5	(15.3)	(0.2)	(1.0)	—
Payments on term loans and other debt	(2.0)	—	—	—	(2.0)
Proceeds from revolving credit facility	15.9	—	—	—	15.9
Dividends paid to parent	(5.8)	—	—	—	(5.8)
Net cash provided (used) by financing activities	24.6	(15.3)	(0.2)	(1.0)	8.1
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Increase in cash and cash equivalents	—	0.4	5.6	—	6.0
Cash and cash equivalents at beginning of period	—	0.2	42.2	—	42.4
Cash and cash equivalents at end of period	$—	$0.6	$47.8	$—	$48.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Primary Factors Affecting 2014 Results

The following factors most affected our consolidated results for the three and six months ended June 30, 2014:

•
Our 2013 and 2014 strategic bolt-on acquisitions of Bates Rubber (“Bates”), Henry Halstead Ltd. (“Henry Halstead”), QEF Global Limited (“QEF”) and Apollo Aerospace Group (“Apollo”) added a combined $14.8 million and $36.3 million of incremental revenues in the three and six months ended June 30, 2014, respectively, compared to the the three and six months ended June 30, 2013. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us for the three and six months ended June 30, 2014.

• In addition to our net sales growth associated with acquisitions, during the second quarter of 2014, our organic net sales growth was $21.2 million, or 6.9%. Our year to date organic net sales growth was $34.5 million, or 5.8%. Our organic net sales growth for the second quarter of 2014 and year to date is primarily due to strong performance in the Supply Technologies segment and our Aluminum business unit of the Assembly Components segment.

•
Overall, we had excellent net sales growth of 11.7% and 12.0% for the second quarter of 2014 and for the first six months of 2014, respectively. However, our unfavorable sales mix for the three and six months ended June 30, 2014, compared to the same periods of June 30, 2013, lead to a decrease in our gross margin percentage of 90 basis points and 80 basis points, respectively.

• Due to the incremental selling, general and administrative (“SG&A”) expenses primarily related to our acquisitions and increased professional service fees in the three and six months ended June 30, 2014, our SG&A expenses increased 7.2% and 11.4%, respectively. Still, given our net sales increases, SG&A, as a percentage of net sales, decreased 40 basis points in the second quarter of 2014 and remained flat for the six months ended June 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
		Adjusted
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$343.3	$307.3	$36.0	11.7%
Cost of sales	282.3	249.8	32.5	13.0%
Gross profit	61.0	57.5	3.5	6.1%
Gross profit as a percentage of net sales	17.8%	18.7%
Selling, general and administrative expenses	34.3	32.0	2.3	7.2%
SG&A as a percentage of net sales	10.0%	10.4%
Operating income	26.7	25.5	1.2	4.7%
Interest expense	6.8	6.6	0.2	3.0%
Income from continuing operations before income taxes	19.9	18.9	1.0	5.3%
Income tax expense	6.8	6.5	0.3	4.6%
Net income from continuing operations	13.1	12.4	0.7	5.6%
Loss from discontinued operations, net of taxes	—	(0.1)	0.1	*
Net income	13.1	12.3	0.8	6.5%
Net income attributable to noncontrolling interest	(0.4)	—	(0.4)	*
Net income attributable to ParkOhio common shareholder	$12.7	$12.3	$0.4	3.3%

* Calculation not meaningful

Net Sales:

Net sales increased $36.0 million, or 11.7%, to $343.3 million in the second quarter of 2014, compared to $307.3 million in the same period in 2013, mainly due to the incremental sales from acquisitions of $14.8 million and volume increases primarily from our Supply Technologies segment and Aluminum business unit of the Assembly Components segment, partially offset by decreases in our Engineered Products segment.

The factors explaining the changes in segment revenues for the three months ended June 30, 2014 compared to the same period in 2013 are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $32.5 million to $282.3 million in the second quarter of 2014, compared to $249.8 million in the same period in 2013. The increased cost of sales was primarily due to incremental cost of sales from acquisitions of $12.6 million and the increase in net sales volumes.

The gross profit margin percentage was 17.8% in the second quarter of 2014, compared to 18.7% in the same period in 2013. The decrease in gross margin percentage of 90 basis points is largely due to a 3% increase in the sales mix of Supply Technologies and Assembly Components net sales as a percentage of consolidated net sales for the second quarter of 2014 compared to the same period in 2013, which carry a lower gross margin percentage.

SG&A Expenses:

Consolidated SG&A expenses increased 7.2% in the second quarter of 2014 compared to the same period in 2013, and SG&A expenses as a percent of sales decreased by 40 basis points to 10.0%. SG&A expenses increased in the second quarter of 2014 compared to the same period in 2013 primarily due to $1.8 million of incremental expense associated with the acquisitions.

Interest Expense:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Interest expense	$6.8	$6.6	$0.2	3.0%
Average outstanding borrowings	$389.1	$390.2	$(1.1)	(0.3)%
Average borrowing rate	6.99%	6.77%

Interest expense increased $0.2 million in the second quarter of 2014 compared to the same period in 2013, primarily due to the earn-out provisions of the recent acquisitions. We expect additional earn-out provisions related to the Apollo acquisition through the second quarter of 2016. Average borrowings in the second quarter of 2014 were lower when compared to the same period in 2013 due to the timing of principal payments. The higher average borrowing rate in the second quarter of 2014 was primarily due to earn-out provisions for the recent acquisitions.

Income Tax Expense:

The provision for income taxes was $6.8 million, at a 34.2% effective income tax rate, in the second quarter of 2014. This was comparable to income taxes of $6.5 million, at a 34.4% effective income tax rate, in the corresponding period of 2013.

Net Income from Continuing Operations:

Net income from continuing operations increased $0.7 million to $13.1 million in the second quarter of 2014, compared to $12.4 million in the same period of 2013, due to the reasons described above.

Loss from Discontinued Operations:

In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash. The loss from discontinued operations of $0.1 million for the second quarter of

2013 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:

Net income increased $0.8 million to $13.1 million for the second quarter of 2014, compared to $12.3 million in the same period of 2013, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, the income of $0.4 million for the second quarter of 2014 attributable to the noncontrolling interest was deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.4 million to $12.7 million in the second quarter of 2014, compared to $12.3 million in the same period of 2013, due to the reasons described above.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
		Adjusted
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$661.1	$590.3	$70.8	12.0%
Cost of sales	544.1	481.2	62.9	13.1%
Gross profit	117.0	109.1	7.9	7.2%
Gross profit as a percentage of net sales	17.7%	18.5%
Selling, general and administrative expenses	67.2	60.3	6.9	11.4%
SG&A as a percentage of net sales	10.2%	10.2%
Operating income	49.8	48.8	1.0	2.0%
Interest expense	13.8	13.1	0.7	5.3%
Income from continuing operations before income taxes	36.0	35.7	0.3	0.8%
Income tax expense	12.4	12.5	(0.1)	(0.8)%
Net income from continuing operations	23.6	23.2	0.4	1.7%
Loss from discontinued operations, net of taxes	—	(0.5)	0.5	*
Net income	23.6	22.7	0.9	4.0%
Net income attributable to noncontrolling interest	(0.6)	—	(0.6)	*
Net income attributable to ParkOhio common shareholder	$23.0	$22.7	$0.3	1.3%

* Calculation not meaningful

Net Sales:

Net sales increased $70.8 million, or 12.0%, to $661.1 million in the first six months of 2014, compared to $590.3 million in the same period in 2013, mainly due to the incremental sales from acquisitions of $36.3 million and volume increases from our Supply Technologies and Assembly Components segments, partially offset by decreases in our Engineered Products segment. Organic net sales growth was $34.5 million, or 5.8%, compared to the same period in 2013.

The factors explaining the changes in segment revenues for the six months ended June 30, 2014 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $62.9 million to $544.1 million in the first six months of 2014, compared to $481.2 million in the same period in 2013. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $31.6 million and the increase in net sales volumes.

The gross profit margin percentage was 17.7% in the first six months of 2014 compared to 18.5% in the same period in 2013. The decrease in gross margin percentage of 80 basis points is largely due to a 4% increase in the sales mix of Supply Technologies and Assembly Components net sales as a percentage of consolidated net sales for the first six months of 2014 compared to the same period in 2013, which carry a lower gross margin percentage.

SG&A Expenses:

Consolidated SG&A expenses increased 11.4% to $67.2 million in the first six months of 2014 compared to $60.3 million for the same period in 2013, and SG&A expenses as a percent of sales remained flat year over year. SG&A expenses increased in the first six months of 2014 compared to the same period in 2013 primarily due to $3.2 million of incremental expense associated with the acquisitions, increased professional service fees of $1.0 million and increased salary and wage expenses partially offset by pension income.

Interest Expense:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Interest expense	$13.8	$13.1	$0.7	5.3%
Average outstanding borrowings	$385.7	$382.2	$3.5	0.9%
Average borrowing rate	7.16%	6.86%

Interest expense increased $0.7 million in the first six months of 2014 compared to the same period in 2013, primarily due to the earn-out provisions of the recent acquisitions. We expect additional earn-out provisions related to the Apollo acquisition through the second quarter of 2016. Average borrowings in the first six months of 2014 were higher when compared to the same period in 2013 due to additional borrowings to fund the acquisitions. The higher average borrowing rate in the first six months of 2014 was primarily due to the earn-out provisions of the recent acquisitions.

Income Tax Expense:

The provision for income taxes was $12.4 million, at a 34.4% effective income tax rate, in the first six months of 2014. This was comparable to income taxes of $12.5 million, at a 35.0% effective income tax rate, in the corresponding period of 2013.

Net Income from Continuing Operations:

Net income from continuing operations increased $0.4 million to $23.6 million in the first six months of 2014, compared to $23.2 million in the same period of 2013, due to the reasons described above.

Loss from Discontinued Operations:

In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash. The loss from discontinued operations of $0.5 million for the first six months of 2013 is comprised of the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:

Net income increased $0.9 million to $23.6 million for the first six months of 2014, compared to $22.7 million for the first six months of 2013, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, the income of $0.6 million for the first six months of 2014 attributable to the noncontrolling interest was deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.3 million to $23.0 million in the first six months of 2014, compared to $22.7 million in the same period of 2013, due to the reasons described above.

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Supply Technologies	41%	40%	1%	42%	40%	2%
Assembly Components	36%	34%	2%	35%	33%	2%
Engineered Products	23%	26%	(3)%	23%	27%	(4)%

Segment Operating Income:
Supply Technologies	32%	31%	1%	34%	32%	2%
Assembly Components	36%	35%	1%	32%	30%	2%
Engineered Products	32%	34%	(2)%	34%	38%	(4)%

Supply Technologies Segment

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$142.4	$121.5	$20.9	17%
Segment operating income	$10.6	$9.3	$1.3	14%
Segment operating income margin	7.4%	7.7%

Net Sales: Approximately half of the revenue increase in the second quarter of 2014, compared to the same period in 2013, is directly attributable to the acquisitions of Henry Halstead, QEF and Apollo. The other half of our growth in the second quarter of 2014 was organic growth in our diversified markets. This growth was driven by the power sports and recreational equipment market, which increased 25%; the heavy-duty truck market, which was up 9%; and the semiconductor market, which was up 48%. In addition, our fastener manufacturing division generated sales increases of 6% in the second quarter of 2014.

Segment Operating Income: With increases in net sales, segment operating income increased $1.3 million, or 14%, to $10.6 million. Segment operating income margin was 7.4%, which was a 30 basis points reduction compared to the prior year's second quarter segment operating income margin of 7.7%. The reduction in margin is primarily attributable to increased professional services fees and overall customer product mix swings in the second quarter of 2014, slightly offset by increased operational leverage as a result of our three recent acquisitions.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$276.8	$233.3	$43.5	19%
Segment operating income	$21.4	$18.7	$2.7	14%
Segment operating income margin	7.7%	8.0%

Net Sales: Almost half of the revenue increase in the first six months of 2014, compared to the same period in 2013, is directly attributable to the acquisitions of Henry Halstead, QEF and Apollo. The majority of our growth in the first six months of 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 29%; the power sports and recreational equipment market, which increased 18%; and the semiconductor market, which was up 55%. In addition, our fastener manufacturing division generated sales increases of 12% in the first six months of 2014.

Segment Operating Income: With increases in net sales, segment operating income increased $2.7 million, or 14%, to $21.4 million. Segment operating income margin was 7.7%, which was a 30 basis points reduction compared to the prior year's first six months segment operating income margin of 8.0%. The reduction in margin is primarily attributable to increased professional services fees and overall customer product mix swings in the first six months of 2014, slightly offset by increased operational leverage as a result of our three recent acquisitions.

Assembly Components Segment

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$122.0	$105.6	$16.4	16%
Segment operating income	$12.2	$10.8	$1.4	13%
Segment operating income margin	10.0%	10.2%

Net Sales: The significant increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business revenues increased 55%. In addition, net sales benefited by $4.0 million from one more month of incremental net sales from the Bates acquisition in late April 2013, but this favorable net sales growth was offset by the expected reduced volumes in the fuel filler business of Fluid Routing Solutions as programs completed their life cycles in the second half of 2013.

Segment Operating Income: On the strength of the aluminum business' incremental contribution from the new program launches with our automotive customers, segment operating income increased 13% in the second quarter of 2014 compared to the same period in 2013. Furthermore, our segment operating income margin remained relatively flat.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$230.1	$197.8	$32.3	16%
Segment operating income	$20.3	$17.6	$2.7	15%
Segment operating income margin	8.8%	8.9%

Net Sales: The significant increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business revenues increased 41%. Also contributing to the overall increase in net sales was the incremental revenues in 2014 associated with the acquisition of Bates of approximately $15.5 million. These revenue increases were slightly offset by the expected reduced volumes in the fuel filler business of Fluid Routing Solutions as programs completed their life cycles in the second half of 2013.

Segment Operating Income: On the strength of the aluminum business' incremental contribution from the new program launches with our automotive customers in 2013 and the Bates acquisition, segment operating income increased 15% in the first six months of 2014 compared to the same period in 2013. Furthermore, our segment operating income margin has remained relatively flat.

Engineered Products Segment

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$78.9	$80.2	$(1.3)	(2)%
Segment operating income	$10.7	$10.4	$0.3	3%
Segment operating income margin	13.6%	13.0%

Net Sales: Our forging business improved slightly in the second quarter of 2014 compared to the second quarter of 2013, after coming off the unfavorable impact of the extreme weather conditions that impacted the first quarter of 2014 and reduced demand for some of its aircraft forging products. Overall revenues in our forging business were up 4% in the second quarter of 2014 compared to the same period in 2013. Our industrial equipment business net sales declined in the second quarter of 2014 by 3%. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. Our aftermarket business reflected 3% net sales growth in the second quarter of 2014 compared to the second quarter of 2013.

Segment Operating Income: Even though net sales in 2014 decreased, segment operating income increased 3%in the second quarter of 2014. In addition, segment operating income margin increased 60 basis points to 13.6% in the second quarter of 2014 compared to 13.0% in the second quarter of 2013. The operating income margin improvement was primarily due to a favorable mix change in our business.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$154.2	$159.2	$(5.0)	(3)%
Segment operating income	$21.3	$22.7	$(1.4)	(6)%
Segment operating income margin	13.8%	14.3%

Net Sales: Both of our primary business units in this segment experienced declines in the first six months of 2014 compared to the same period in 2013. Our industrial equipment business net sales declined in the first six months of 2014 by 3%. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. However, our aftermarket business increased 3% in the first six months of 2014 compared to the first six months of 2013. Our forging business was unfavorably impacted by extreme weather conditions and reduced demand for some of its aircraft forging products during the first quarter of 2014, which was only partially offset by the improvement in the second quarter of 2014. Overall revenues in our forging business were down 3% year over year.

Segment Operating Income: Given the decrease in net sales in 2014, segment operating income also decreased 6% in the first six months of 2014. In addition, segment operating income margin declined 50 basis points to 13.8% in the first six months of 2014 compared to 14.3% in the first six months of 2013. Our forging business experienced operational difficulties due to the extreme weather during the first quarter of 2014, which resulted in delayed orders, additional maintenance and premium natural gas costs that were only partially offset by the results of operations in the second quarter of 2014. We estimate the impact of these extreme weather-related factors on segment operating income was approximately $1.2 million in the first three months of 2014.

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

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $143.7 million at June 30, 2014. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.7 million during the six-month period ended June 30, 2014.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2014, we recorded a favorable foreign currency translation adjustment of $1.0 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At June 30, 2014, there were no such currency hedge contracts outstanding.

Item 4.	Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective. The Company acquired Apollo in June 2014 and has not yet included Apollo in its assessment of the effectiveness of internal control over financial reporting. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of the Company’s assessment of the effectiveness of our disclosure controls and procedures does not include Apollo. Apollo had insignificant revenues and net income from the date acquired through the end of the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2014:

We were a co-defendant in approximately 269 cases asserting claims on behalf of approximately 612 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 26 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, plaintiffs have alleged compensatory and punitive damages in the amount of $10.0 million for each of the five counts and one count of $5.0 million for the sixth count. In the remaining case, the plaintiff has alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

ATM was the defendant in a lawsuit in the United States District Court for the Eastern District of Arkansas. The plaintiff is IPSCO Tubulars Inc. d/b/a TMK IPSCO. The complaint alleged claims for breach of contract, gross negligence and constructive fraud, and TMK IPSCO sought approximately $6.0 million in direct and $4.0 million in consequential damages as well as an unspecified amount of punitive damages. ATM denies the allegations against it, believes it has a number of meritorious defenses and vigorously defended the lawsuit. A motion for partial summary judgment filed by ATM that, among other things, denied the plaintiff's fraud claims was granted by the district court. The remaining claims were the subject of a bench trial in May 2013. At the close of TMK IPSCO's case, the court entered partial judgment in favor of ATM, dismissing the gross negligence claim, dismissing a portion of the breach of contract claim, and dismissing any claim for punitive damages. The trial proceeded with respect to the remainder of TMK IPSCO's claim for damages and, in September 2013, the district court awarded TMK IPSCO damages of approximately $5.2 million, which the Company recorded. ATM is appealing the court’s decision. TMK IPSCO is also appealing the decision and, additionally, it has asked for $3.8 million in attorney's fees.

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
Date: August 14, 2014

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended June 30, 2014

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