Form 10-Q
period 2014-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2014-11-14
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2014, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 45.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$52.7	$43.7
Accounts receivable, less allowances for doubtful accounts of $3.2 million at September 30, 2014 and $3.7 million at December 31, 2013	201.9	165.6
Inventories, net	230.3	221.4
Deferred tax assets	25.6	24.6
Unbilled contract revenue	10.7	8.7
Other current assets	14.0	21.9
Total current assets	535.2	485.9
Property, plant and equipment, net	116.3	114.5
Goodwill	61.7	60.4
Intangible assets, net	64.1	66.2
Other long-term assets	85.7	80.4
Total assets	$863.0	$807.4
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$133.5	$112.9
Payables to affiliates	1.7	1.6
Accrued expenses and other	90.7	85.6
Total current liabilities	225.9	200.1
Long-term liabilities, less current portion:
Debt	376.7	379.2
Deferred tax liabilities	46.9	45.3
Other postretirement benefits and other long-term liabilities	33.3	32.2
Total long-term liabilities	456.9	456.7
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	86.1	81.5
Retained earnings	88.7	60.7
Accumulated other comprehensive (loss) income	(0.4)	3.4
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	174.4	145.6
Noncontrolling interest	5.8	5.0
Total equity	180.2	150.6
Total liabilities and shareholder's equity	$863.0	$807.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net sales	$344.6	$303.5	$1,005.7	$893.8
Cost of sales	284.0	248.9	828.1	730.1
Gross profit	60.6	54.6	177.6	163.7
Selling, general and administrative expenses	33.9	31.1	102.0	91.6
Litigation judgment costs	—	5.2	—	5.2
Operating income	26.7	18.3	75.6	66.9
Gain on acquisition of business	—	(0.6)	—	(0.6)
Interest expense	6.5	6.5	19.4	19.4
Income from continuing operations before income taxes	20.2	12.4	56.2	48.1
Income tax expense	7.5	3.7	19.9	16.2
Net income from continuing operations	12.7	8.7	36.3	31.9
Income from discontinued operations, net of taxes	—	3.7	—	3.2
Net income	12.7	12.4	36.3	35.1
Net income attributable to noncontrolling interest	(0.2)	(0.2)	(0.8)	(0.2)
Net income attributable to ParkOhio common shareholder	$12.5	$12.2	$35.5	$34.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net income	$12.7	$12.4	$36.3	$35.1
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4.9)	1.2	(3.9)	(1.6)
Pension and postretirement benefit adjustments, net of tax	0.1	0.3	0.1	0.7
Total other comprehensive (loss) income	(4.8)	1.5	(3.8)	(0.9)
Total comprehensive income, net of tax	7.9	13.9	32.5	34.2
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.2)	(0.8)	(0.2)
Comprehensive income attributable to ParkOhio common shareholder	$7.7	$13.7	$31.7	$34.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2014	$—	$81.5	$60.7	$3.4	$5.0	$150.6
Other comprehensive income (loss)	—	—	35.5	(3.8)	0.8	32.5
Share-based compensation expense	—	4.2	—	—	—	4.2
Income tax effect of share-based compensation exercises and vesting	—	0.4	—	—	—	0.4
Dividends paid to parent	—	—	(7.5)	—	—	(7.5)
Balance at September 30, 2014	$—	$86.1	$88.7	$(0.4)	$5.8	$180.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In millions)
OPERATING ACTIVITIES
Net income	$36.3	$35.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.8	13.0
Share-based compensation	4.2	3.6
Gain on sale of assets	(1.6)	(6.0)
Gain on acquisition	—	(0.6)
Other	0.9	—
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(33.9)	(13.1)
Inventories and other current assets	(4.5)	(2.0)
Accounts payable and accrued expenses	25.5	5.3
Other	(6.1)	0.4
Net cash provided by operating activities	36.6	35.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13.9)	(23.7)
Proceeds from sale and leaseback transactions	—	7.1
Proceeds from sale of assets	2.0	14.2
Business acquisitions, net of cash acquired	(5.4)	(21.6)
Net cash used by investing activities	(17.3)	(24.0)
FINANCING ACTIVITIES
Payments on term loans and other debt	(4.1)	(3.1)
(Payments on) proceeds from revolving credit facility, net	(0.5)	12.6
Dividends paid to parent	(7.5)	(5.7)
Other	(1.3)	—
Net cash (used) provided by financing activities	(13.4)	3.8
Effect of exchange rate changes on cash	3.1	—
Increase in cash and cash equivalents	9.0	15.5
Cash and cash equivalents at beginning of period	43.7	42.4
Cash and cash equivalents at end of period	$52.7	$57.9
Income taxes paid	$19.5	$21.6
Interest paid	$13.1	$13.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we”, “our” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”). Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On September 3, 2013, we sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment. This business unit is a provider of high-quality machine to machine information technology solutions, products and services. As of September 30, 2013, the results of the business unit have been reported as discontinued operations in the financial statements.

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has an insignificant effect on our consolidated financial statements as it aligns with our current presentation.

In February 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” requiring reporting entities that no longer have a controlling financial interest in a subsidiary or group of assets that is considered a business within a foreign entity to release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For equity method investments that are foreign entities, the partial sale requires a pro rata portion of the cumulative translation adjustment to be released into net income upon a partial sale of such an equity investment. However, for an equity method investment that is not a foreign entity, the release of the cumulative translation adjustment into net income is required only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity requiring release into net income of the cumulative translation adjustment upon the occurrence of events that includes (1)

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. This ASU is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this ASU has an insignificant effect on our consolidated financial statements as it aligns with our current presentation.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. Early adoption is permitted for disposals that have not been previously reported in the financial statements. We believe the adoption of this ASU will have an insignificant effect on our consolidated financial statement as it only applies to future disposals. The Company is currently evaluating early adoption of this ASU.

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

NOTE 3 — Segments

The Company operates through three segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net sales:
Supply Technologies	$143.4	$115.9	$420.2	$349.2
Assembly Components	121.6	106.1	351.7	303.9
Engineered Products	79.6	81.5	233.8	240.7
	$344.6	$303.5	$1,005.7	$893.8
Income from continuing operations before income taxes:
Supply Technologies	$12.2	$9.5	$32.7	$28.0
Assembly Components	11.0	7.6	31.3	25.2
Engineered Products	11.5	12.7	32.8	35.4
Total segment operating income	34.7	29.8	96.8	88.6
Corporate costs	(8.0)	(6.3)	(21.2)	(16.5)
Litigation judgment costs	—	(5.2)	—	(5.2)
Gain on acquisition of business	—	0.6	—	0.6
Interest expense	(6.5)	(6.5)	(19.4)	(19.4)
Income from continuing operations before income taxes	$20.2	$12.4	$56.2	$48.1

	September 30, 2014	December 31, 2013
	(In millions)
Identifiable assets:
Supply Technologies	$278.8	$241.7
Assembly Components	283.9	276.7
Engineered Products	191.2	183.1
General corporate	109.1	105.9
	$863.0	$807.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

NOTE 4 — Acquisitions

The following table summarizes the Company's recent acquisitions:

Description	Date of Transaction	Purchase Consideration		Acquired	Segment
		(In millions)
Autoform Tool & Manufacturing	October 10, 2014	$48.9		100% of equity	Assembly Components
An Indiana supplier of high and pressure fuel lines used in Gasoline Direct Injection systems across a large number of engine platforms.
Apollo Group Limited	June 10, 2014	$6.5	*	100% of equity	Supply Technologies
A U.K. supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide.
QEF Global Holdings Limited	November 1, 2013	$4.1	*	100% of equity	Supply Technologies
An Irish provider of supply chain management solutions with four locations throughout Ireland, Scotland and England.
Henry Halstead Limited	October 1, 2013	$20.1	*	100% of equity	Supply Technologies
A U.K. provider of supply chain management solutions throughout the United Kingdom and Ireland.
Pines Technology	August 14, 2013	$0.8	*	Assets & liabilities	Engineered Products
An Ohio design and manufacturing business of various tube bending machines and related tooling, spare and replacement parts and ancillary services for commercial applications.
Bates Rubber	April 29, 2013	$20.8	*	Assets & liabilities	Assembly Components

A Tennessee manufacturer of extrusion, formed, and molded products including air/fluid transfer hoses and assemblies, emission management subsystems, thermoplastic hose and molded components and gaskets for transportation and industrial applications.

* Purchase consideration is net of cash acquired.

These acquisitions were accounted for under the acquisition method of accounting. The Apollo Group Limited (“Apollo”) purchase price allocation was preliminary as of September 30, 2014. The Apollo purchase agreement provides for payment of contingent consideration of approximately $2.4 million based on achievement of certain EBITDA targets over two years. The fair value of the earn-out was approximately $1.1 million at the date of the acquisition for a total purchase consideration of $6.5 million. On the acquisition date, a liability was recognized for the estimate of the acquisition date fair value of the earn-out. Any change in the fair value of the earn-out subsequent to the acquisition date will be recognized in selling, general and administrative expenses. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions. The purchase price allocation is subject to further adjustment until all pertinent information regarding the finalization of the appraisals for inventories, intangibles, goodwill, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

The following table summarizes the acquisition-related costs we incurred for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Costs included in cost of sales:
Acquisition-related costs	$0.2	$—	$0.2	$—
Costs included in selling, general and administrative expenses:
Contingent consideration expenses	$0.2	$—	$0.9	$—

The acquisition-related costs in cost of sales relate to the fair value measurements to inventory acquired from the acquisitions that were expensed during the periods presented.

NOTE 5 — Discontinued Operations

On September 3, 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, and, subject to customary conditions, this business unit was released as a guarantor of the Company's senior notes due 2021 (“Senior Notes”). This business is a provider of high-quality machine to machine information technology solutions, products and services. As a result of the sale, we removed this business unit from the Supply Technologies segment and presented it as a discontinued operation for all of the periods presented. Select financial information included in discontinued operations was as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In millions)
Net sales	$1.0	$5.2

Loss from discontinued operations before tax	$(0.5)	$(1.3)
Income tax benefit from operations	0.2	0.5
Net loss from discontinued operations	(0.3)	(0.8)

Gain on sale of business before tax	5.4	5.4
Income tax expense from gain on sale of business	(1.4)	(1.4)
Net gain on sale of business	4.0	4.0
Income from discontinued operations, net of taxes	$3.7	$3.2

NOTE 6 — Accounts Receivable

We sell accounts receivable to reduce accounts receivable concentration risk and to provide additional financing capacity. The following table summarizes accounts receivable sold and the losses recorded on the sales of accounts receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Accounts receivable sold	$23.9	$18.6	$70.1	$54.6
Loss on sale of accounts receivable	$(0.1)	$(0.1)	$(0.3)	$(0.3)

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

The loss on the sale of accounts receivable is recorded in selling, general and administrative expenses. These losses represent the implicit interest on the transaction.

NOTE 7 — Inventories

The components of inventory consist of the following:

	September 30, 2014	December 31, 2013
	(In millions)
Finished goods	$138.2	$124.1
Work in process	35.3	36.0
Raw materials and supplies	56.8	61.3
Inventories, net	$230.3	$221.4

NOTE 8 — Goodwill

The changes in the carrying amount of goodwill by segment for the periods ended September 30, 2014 and December 31, 2013 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2013	$—	$44.8	$4.9	$49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	6.4	49.0	5.0	60.4
Foreign currency translation	(0.3)	—	(0.2)	(0.5)
Acquisition adjustments	1.8	—	—	1.8
Balance at September 30, 2014	$7.9	$49.0	$4.8	$61.7

During the third quarter of 2014, we adjusted the preliminary goodwill recorded for Apollo primarily to reflect the fair value of intangibles, inventory and contingent consideration. During the second quarter of 2014, the Company adjusted the preliminary goodwill recorded for Henry Halstead Limited (“Henry Halstead”) and QEF Global Holdings Limited (“QEF”) related to the finalization of the fair value of customer relationships. The 2013 condensed consolidated financial statements have not been retroactively adjusted as these measurement period adjustments had an insignificant impact on such statements.

The increase in goodwill in 2013 was due to the acquisitions of Bates Rubber (“Bates”) in the second quarter of 2013 and Henry Halstead and QEF in the fourth quarter of 2013. Bates is included in the Assembly Components segment and Henry Halstead, QEF and Apollo are included in the Supply Technologies segment.

The goodwill from these acquisitions represents the future economic benefits arising from other assets acquired which were unable to be individually identified and separately recognized.

The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead, QEF and Apollo transactions are not deductible for income tax purposes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

NOTE 9 — Other Intangible Assets

Information regarding other intangible assets as of September 30, 2014 and December 31, 2013 follows:

	September 30, 2014				December 31, 2013
	Weighted Average Useful Life	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	12.7 years	$62.3	$12.1	$50.2	$61.1	$8.7	$52.4
Indefinite-lived tradenames	*	12.1	*	12.1	11.7	*	11.7
Other	9.4 years	3.9	2.1	1.8	3.9	1.8	2.1
Total		$78.3	$14.2	$64.1	$76.7	$10.5	$66.2
* Not meaningful, tradenames have an indefinite life.

The increase in non-contractual customer relationships and indefinite-lived tradenames is primarily due to the intangibles acquired related to the Apollo acquisition partially offset by currency translation and the acquisition adjustments to Henry Halstead and QEF, as discussed in Note 8 - Goodwill.

Information regarding amortization expense of other intangibles for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Amortization expense	$1.0	$0.5	$3.4	$2.2

NOTE 10 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(In millions)
Balance at January 1,	$5.4	$6.9
Claims paid	(2.0)	(3.4)
Warranty expense, net	1.9	4.6
Balance at September 30,	$5.3	$8.1

NOTE 11 — Financing Arrangements

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

At the Company’s election, domestic amounts borrowed under the revolving credit facility may be borrowed at either:

•LIBOR plus 1.5% to 2.5%; or
•the bank’s prime lending rate minus 0.25% to 1.25%.

At the Company's election, amounts borrowed under the term loan may be borrowed at either:

•LIBOR plus 2.0% to 3.0%; or
•the bank’s prime lending rate minus 0.75% to plus 0.25%.

The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement.

Amounts borrowed under the Canadian revolving credit facility provided by the Amended Credit Agreement may be borrowed at either:

•the Canadian deposit offered rate plus 1.5% to 2.5%;
•the Canadian prime lending rate plus 0.0% to 1.0%; or
•the US base rate plus 0.0% to 1.0%.

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

The Amended Credit Agreement was further amended in accordance with Amendment No. 1 to the Amended Credit Agreement, dated October 24, 2014 (the “Amendment”). The Amendment:

•	increases the revolving credit facility from $230.0 million to $250.0 million;

•	increases the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing April 1, 2015;

•	reloads the term loan up to $35.0 million from $15.5 million, of which $25.0 million has been borrowed and is outstanding as of October 24, 2014;

•	increases the Canadian sub-limit up to $25.0 million from $15.0 million;

•	increases the European sub-limit up to $25.0 million from $10.0 million; and

•
provides minor pricing adjustments including pricing the first $22.0 million drawn on the revolver at LIBOR + 3.50%, reducing automatically on a pro-rata quarterly basis over 36 months commencing April 1, 2015.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

Long-term debt consists of the following:

			Interest Rate at	Carrying Value at
	Issuance Date	Maturity Date	September 30, 2014	September 30, 2014	December 31, 2013
				(In millions)
Senior Notes	April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit	—	July 31, 2019	1.69%	110.4	111.0
Term loan	—	July 31, 2019	2.25%	16.1	18.7
Other	Various	Various	Various	3.6	3.9
Total debt				380.1	383.6
Less current maturities				3.4	4.4
Total long-term debt, net of current portion				$376.7	$379.2

The following table represents fair value information of the Company's Senior Notes, classified as Level 1, at September 30, 2014 and December 31, 2013. The fair value was estimated using quoted market prices.

	September 30, 2014	December 31, 2013
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$269.4	$275.6

Prior to entering into the Amended Credit Agreement, the Company was a party to a credit and security agreement, dated November 5, 2003, as amended and restated (the “Credit Agreement”), with a group of banks, under which it may borrow or issue standby letters of credit or commercial letters of credit. On March 23, 2012, the Credit Agreement was amended and restated to, among other things, increase the revolving loan commitment from $200.0 million to $220.0 million, and provide a term loan for $25.0 million that is secured by certain real estate and machinery and equipment. Amounts borrowed under the revolving credit facility may be borrowed at either (1) LIBOR plus 1.75% to 2.75% or (2) the bank’s prime lending rate minus 0.25% to 1.00%, at the Company’s election. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Credit Agreement. Under the Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. On April 3, 2013, the Credit Agreement was amended to increase the advance rate on eligible accounts receivable and inventory. Interest on the term loan is at either (1) LIBOR plus 2.75% or (2) the bank’s prime lending rate plus 0.25%, at the Company’s election. The term loan is amortized based on a seven-year schedule with the balance due at maturity (April 7, 2016).

NOTE 12 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first nine months of 2014 and 2013 was 35.4% and 33.7%, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014, the Company recorded an increase to unrecognized tax benefits of approximately $0.9 million related to prior year tax positions and accrued interest.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

NOTE 13 — Stock-Based Compensation

A summary of Holdings' stock option activity as of September 30, 2014 and changes during the first nine months of 2014 is presented below:

	2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	146,000	$16.71
Granted	—	—
Exercised	(2,500)	14.12
Canceled or expired	—	—
Outstanding - end of period	143,500	$16.76	1.8 years	$4.5
Options exercisable	143,500	$16.76	1.8 years	$4.5

A summary of Holdings' restricted share and performance share activity for the nine months ended September 30, 2014 is as follows:

	2014
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	422,898	$21.04	42,000	$20.30
Granted	130,250	57.72	—	—
Vested	(177,135)	21.54	(14,000)	20.30
Canceled or expired	(3,668)	35.34	—	—
Outstanding - end of period	372,345	$33.49	28,000	$20.30

Total stock-based compensation expense included in selling, general and administrative expenses during the first nine months of 2014 and 2013 was $4.2 million and $3.6 million, respectively. As of September 30, 2014, there was $11.1 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 2.18 years.

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
September 30, 2014

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

In August 2013, the Company received a subpoena from the staff of the Securities and Exchange Commission (“SEC”) in connection with the staff’s investigation of a third party. At that time, the Company also learned that the U.S. Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with its initial response to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act.

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

NOTE 15 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In millions)
Service costs	$0.6	$0.7	$1.7	$2.0	$—	$—	$—	$—
Interest costs	0.5	0.5	1.7	1.5	0.2	0.2	0.5	0.5
Expected return on plan assets	(2.5)	(2.2)	(7.6)	(6.6)	—	—	—	—
Recognized net actuarial loss	—	0.2	—	0.5	0.1	0.2	0.4	0.6
Net periodic benefit (gains) costs	$(1.4)	$(0.8)	$(4.2)	$(2.6)	$0.3	$0.4	$0.9	$1.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

NOTE 16 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$3.8	$0.6	$4.4	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	(4.9)	—	(4.9)	(3.9)	—	(3.9)
Recognition of actuarial loss (b)	—	0.1	0.1	—	0.1	0.1
Tax adjustment (c)	—	—	—	—	—	—
Change in pension and postretirement benefits, net	—	0.1	0.1	—	0.1	0.1
Ending balance	$(1.1)	$0.7	$(0.4)	$(1.1)	$0.7	$(0.4)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$2.5	$(11.8)	$(9.3)	$5.3	$(12.2)	$(6.9)
Foreign currency translation adjustments (a)	1.2	—	1.2	(1.6)	—	(1.6)
Recognition of actuarial loss (b)	—	0.4	0.4	—	1.1	1.1
Tax adjustment (c)	—	(0.1)	(0.1)	—	(0.4)	(0.4)
Change in pension and postretirement benefits, net	—	0.3	0.3	—	0.7	0.7
Ending balance	$3.7	$(11.5)	$(7.8)	$3.7	$(11.5)	$(7.8)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income (loss) and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income (loss) and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

NOTE 17 — Subsequent Event

On October 10, 2014, the Company acquired all the outstanding capital stock of Autoform Tool & Manufacturing ("ATM"), located in Indiana. See Note 4 - Acquisitions for more information about ATM.

On October 24, 2014, the Company amended the Amended Credit Agreement. The Amendment provides additional borrowing capacity. See Note 11 - Financing Arrangements for more information about the Amended Credit Agreement and the Amendment.

NOTE 18 — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company's Senior Notes. Each of the Guarantor Subsidiaries is “100% owned,” as defined by Rule 3-10(h)(1) of Regulation S-X.

The guarantee of a Guarantor Subsidiary will automatically terminate, and the obligations of such Guarantor Subsidiary under its guarantee of Senior Notes will be released:

(a) in the event of any sale or other disposition of all or substantially all of the assets or all of the capital stock of any Subsidiary Guarantor, by way of merger, consolidation or otherwise;

(b) upon designation of any Subsidiary Guarantor as an “unrestricted subsidiary” (as defined in the indenture governing the Senior Notes (the “Indenture”);

(c) upon defeasance or satisfaction and discharge of the Indenture; and

(d) upon the release of such Subsidiary Guarantor's guarantees under all credit facilities of the Company (other than a release as a result of payment under or a discharge of such guarantee).

Effective in the third quarter of 2013, Southwest Steel Processing LLC (“SSP”) was released from its guarantee of the Senior Notes in conjunction with its designation as an “Unrestricted Subsidiary” under the Indenture and the sale of 25% of its business. During the third quarter of 2013, all the outstanding equity interests of a non-core business unit in the Supply Technologies segment was sold and released as a guarantor of the Company's Senior Notes under customary conditions. As a result of the aforementioned releases from the guarantee to the Company's Senior Notes all periods presented have been restated to reflect SSP and the disposed Supply Technologies business unit as non-guarantor subsidiaries.

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, condensed consolidating statements of income for the three and nine months ended September 30, 2014 and 2013, condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Condensed Consolidating Balance Sheet
	September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.5	$51.2	$—	$52.7
Accounts receivable, net	—	149.7	52.2	—	201.9
Inventories, net	—	181.4	48.9	—	230.3
Deferred tax assets	—	24.3	1.3	—	25.6
Unbilled contract revenue	—	10.1	0.6	—	10.7
Other current assets	0.4	11.0	2.6	—	14.0
Total current assets	0.4	378.0	156.8	—	535.2
Investment in subsidiaries	477.1	163.4	—	(640.5)	—
Intercompany advances	156.0	21.0	144.8	(321.8)	—
Property, plant and equipment, net	5.8	87.8	22.7	—	116.3
Goodwill	—	51.3	10.4	—	61.7
Intangible assets, net	—	49.8	14.3	—	64.1
Other long-term assets	80.7	2.1	2.9	—	85.7
Total assets	$720.0	$753.4	$351.9	$(962.3)	$863.0
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$2.6	$102.9	$28.0	$—	$133.5
Payable to affiliates	—	—	1.7	—	1.7
Accrued expenses and other	14.6	55.5	20.6	—	90.7
Total current liabilities	17.2	158.4	50.3	—	225.9
Long-term liabilities, less current portion:
Debt	374.2	2.2	0.3	—	376.7
Deferred tax liabilities	—	43.9	3.0	—	46.9
Other postretirement benefits and other long-term liabilities	23.5	7.5	2.3	—	33.3
Total long-term liabilities	397.7	53.6	5.6	—	456.9
Intercompany advances	124.9	82.2	114.7	(321.8)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	174.4	459.2	175.5	(634.7)	174.4
Noncontrolling interest	5.8	—	5.8	(5.8)	5.8
Total equity	180.2	459.2	181.3	(640.5)	180.2
Total liabilities and equity	$720.0	$753.4	$351.9	$(962.3)	$863.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Condensed Consolidating Balance Sheet
	December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.7	$43.0	$—	$43.7
Accounts receivable, net	—	124.0	41.6	—	165.6
Inventories, net	—	175.5	45.9	—	221.4
Deferred tax assets	—	23.3	1.3	—	24.6
Unbilled contract revenue	—	8.5	0.2	—	8.7
Other current assets	0.7	16.1	5.1	—	21.9
Total current assets	0.7	348.1	137.1	—	485.9
Investment in subsidiaries	403.8	149.8	—	(553.6)	—
Intercompany advances	158.1	12.0	143.0	(313.1)	—
Property, plant and equipment, net	5.8	93.3	15.4	—	114.5
Goodwill	—	51.3	9.1	—	60.4
Intangible assets, net	—	52.3	13.9	—	66.2
Other long-term assets	77.1	2.7	0.6	—	80.4
Total assets	$645.5	$709.5	$319.1	$(866.7)	$807.4
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$1.3	$89.6	$22.0	$—	$112.9
Payables to affiliates	—	—	1.6	—	1.6
Accrued expenses and other	14.2	48.5	22.9	—	85.6
Total current liabilities	15.5	138.1	46.5	—	200.1
Long-term liabilities, less current portion:
Debt	376.2	2.6	0.4	—	379.2
Deferred tax liabilities	—	42.8	2.5	—	45.3
Other postretirement benefits and other long-term liabilities	23.6	7.6	1.0	—	32.2
Total long-term liabilities	399.8	53.0	3.9	—	456.7
Intercompany advances	79.6	129.3	104.2	(313.1)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	145.6	389.1	159.5	(548.6)	145.6
Noncontrolling interest	5.0	—	5.0	(5.0)	5.0
Total equity	150.6	389.1	164.5	(553.6)	150.6
Total liabilities and shareholder's equity	$645.5	$709.5	$319.1	$(866.7)	$807.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$806.4	$199.3	$—	$1,005.7
Cost of sales	—	675.3	152.8	—	828.1
Gross profit	—	131.1	46.5	—	177.6
Selling, general and administrative expenses	19.6	56.6	25.8	—	102.0
Income (loss) from subsidiaries	75.0	12.3	—	(87.3)	—
Operating income (loss)	55.4	86.8	20.7	(87.3)	75.6
Interest expense	19.1	—	0.3	—	19.4
Income (loss) from continuing operations before income taxes	36.3	86.8	20.4	(87.3)	56.2
Income tax expense	—	14.2	5.7	—	19.9
Net income (loss) from continuing operations	36.3	72.6	14.7	(87.3)	36.3
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	36.3	72.6	14.7	(87.3)	36.3
Net income attributable to noncontrolling interest	(0.8)	—	(0.8)	0.8	(0.8)
Net income (loss) attributable to ParkOhio common shareholder	$35.5	$72.6	$13.9	$(86.5)	$35.5

Other comprehensive income (loss) (see note 16):
Net income (loss)	$36.3	$72.6	$14.7	$(87.3)	$36.3
Foreign currency translation adjustments	(3.9)	—	(3.9)	3.9	(3.9)
Recognition of actuarial loss, net of tax	0.1	0.1	—	(0.1)	0.1
Comprehensive income (loss), net of tax	32.5	72.7	10.8	(83.5)	32.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	—	(0.8)	0.8	(0.8)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$31.7	$72.7	$10.0	$(82.7)	$31.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$738.6	$155.2	$—	$893.8
Cost of sales	—	612.3	117.8	—	730.1
Gross profit	—	126.3	37.4	—	163.7
Selling, general and administrative expenses	16.0	55.7	19.9	—	91.6
Litigation settlement costs	—	5.2	—	—	5.2
Income (loss) from subsidiaries	70.9	9.3	—	(80.2)	—
Operating income (loss)	54.9	74.7	17.5	(80.2)	66.9
Gain on acquisition of business	—	(0.6)	—	—	(0.6)
Interest expense	19.0	—	0.4	—	19.4
Income (loss) from continuing operations before income taxes	35.9	75.3	17.1	(80.2)	48.1
Income tax expense	4.0	6.9	5.3	—	16.2
Net income (loss) from continuing operations	31.9	68.4	11.8	(80.2)	31.9
Income (loss) from discontinued operations, net of taxes	3.2	—	3.2	(3.2)	3.2
Net income (loss)	35.1	68.4	15.0	(83.4)	35.1
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$34.9	$68.4	$14.8	$(83.2)	$34.9

Other comprehensive income (loss) (see note 16):
Net income (loss)	$35.1	$68.4	$15.0	$(83.4)	$35.1
Foreign currency translation adjustments	(1.6)	—	(1.6)	1.6	(1.6)
Recognition of actuarial loss, net of tax	0.7	0.7	—	(0.7)	0.7
Comprehensive income (loss), net of tax	34.2	69.1	13.4	(82.5)	34.2
Comprehensive income attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$34.0	$69.1	$13.2	$(82.3)	$34.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$276.4	$68.2	$—	$344.6
Cost of sales	—	230.8	53.2	—	284.0
Gross profit	—	45.6	15.0	—	60.6
Selling, general and administrative expenses	5.5	18.4	10.0	—	33.9
Income (loss) from subsidiaries	24.7	2.9	—	(27.6)	—
Operating income (loss)	19.2	30.1	5.0	(27.6)	26.7
Interest expense	6.5	—	—	—	6.5
Income (loss) from continuing operations before income taxes	12.7	30.1	5.0	(27.6)	20.2
Income tax expense (benefit)	—	6.0	1.5	—	7.5
Net income (loss) from continuing operations	12.7	24.1	3.5	(27.6)	12.7
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	12.7	24.1	3.5	(27.6)	12.7
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$12.5	$24.1	$3.3	$(27.4)	$12.5

Other comprehensive income (loss) (see note 16):
Net income (loss)	12.7	24.1	3.5	(27.6)	12.7
Foreign currency translation adjustments	(4.9)	—	(4.9)	4.9	(4.9)
Recognition of actuarial loss, net of tax	0.1	0.1	—	(0.1)	0.1
Comprehensive income (loss), net of tax	7.9	24.2	(1.4)	(22.8)	7.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income attributable to Park-Ohio common shareholder	$7.7	$24.2	$(1.6)	$(22.6)	$7.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$246.7	$56.8	$—	$303.5
Cost of sales	—	206.9	42.0	—	248.9
Gross profit	—	39.8	14.8	—	54.6
Selling, general and administrative expenses	6.3	16.9	7.9	—	31.1
Litigation judgment costs	—	5.2	—	—	5.2
Income (loss) from subsidiaries	25.4	2.7	—	(28.1)	—
Operating income (loss)	19.1	20.4	6.9	(28.1)	18.3
Gain on acquisition of business	—	(0.6)	—	—	(0.6)
Interest expense	6.4	—	0.1	—	6.5
Income (loss) from continuing operations before income taxes	12.7	21.0	6.8	(28.1)	12.4
Income tax expense (benefit)	4.0	(2.9)	2.6	—	3.7
Net income (loss) from continuing operations	8.7	23.9	4.2	(28.1)	8.7
Income (loss) from discontinued operations, net of taxes	3.7	—	3.7	(3.7)	3.7
Net income (loss)	12.4	23.9	7.9	(31.8)	12.4
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$12.2	$23.9	$7.7	$(31.6)	$12.2

Other comprehensive income (loss) (see note 16):
Net income (loss)	12.4	23.9	7.9	(31.8)	12.4
Foreign currency translation adjustments	1.2	—	1.2	(1.2)	1.2
Recognition of actuarial loss, net of tax	0.3	0.3	—	(0.3)	0.3
Comprehensive income (loss), net of tax	13.9	24.2	9.1	(33.3)	13.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to Park-Ohio common shareholder	$13.7	$24.2	$8.9	$(33.1)	$13.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(22.7)	$63.3	$9.2	$(13.2)	$36.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(8.4)	(5.3)	—	(13.9)
Proceeds from sale of assets	—	2.0	—	—	2.0
Business acquisition, net of cash acquired	—	—	(5.4)	—	(5.4)
Net cash used in investing activities	(0.2)	(6.4)	(10.7)	—	(17.3)
FINANCING ACTIVITIES
Intercompany account change	32.3	(55.8)	10.3	13.2	—
Payments on term loans and other debt	(1.4)	(0.3)	(2.4)	—	(4.1)
Payments on revolving credit and long term debt	(0.5)	—	—	—	(0.5)
Dividends paid to parent	(7.5)	—	—	—	(7.5)
Other	—	—	(1.3)	—	(1.3)
Net cash (used) provided by financing activities	22.9	(56.1)	6.6	13.2	(13.4)
Effect of exchange rate changes on cash	—	—	3.1	—	3.1
Increase in cash and cash equivalents	—	0.8	8.2	—	9.0
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$1.5	$51.2	$—	$52.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(16.4)	$59.9	$11.9	$(19.7)	$35.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.6)	(19.3)	(3.8)	—	(23.7)
Proceeds from sale and leaseback transactions	—	7.1	—	—	7.1
Proceeds from sale of assets	13.5	0.7	13.5	(13.5)	14.2
Business acquisitions, net of cash acquired	—	(21.6)	—	—	(21.6)
Net cash (used) provided in investing activities	12.9	(33.1)	9.7	(13.5)	(24.0)
FINANCING ACTIVITIES
Intercompany account change	(0.3)	(27.0)	(5.9)	33.2	—
Payments on term loans and other debt	(3.1)	—	—	—	(3.1)
Proceeds from revolving credit facility	12.6	—	—	—	12.6
Dividends paid to parent	(5.7)	—	—	—	(5.7)
Net cash provided (used) by financing activities	3.5	(27.0)	(5.9)	33.2	3.8
Effect of exchange rate changes on cash	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	(0.2)	15.7	—	15.5
Cash and cash equivalents at beginning of period	—	0.2	42.2	—	42.4
Cash and cash equivalents at end of period	$—	$—	$57.9	$—	$57.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our,” or the “Company”). All significant intercompany transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp (“Holdings”).

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

Primary Factors Affecting 2014 Results

The following factors most affected our consolidated results for the three and nine months ended September 30, 2014:

•
Our 2014 and 2013 strategic bolt-on acquisitions of Apollo Group Limited (“Apollo”), QEF Global Holdings Limited (“QEF”), Henry Halstead Limited (“Henry Halstead”) and Bates Rubber (“Bates”) added a combined $13.1 million and $49.5 million of incremental revenues in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us for the three and nine months ended September 30, 2014.

•
In addition to our net sales growth associated with acquisitions, during the third quarter of 2014, our organic net sales growth was $28.0 million, or 9.2%. Our year to date organic net sales growth was $62.4 million, or 7.0%. Our organic net sales growth for the third quarter of 2014 and year to date is primarily due to strong performance in the Supply Technologies segment and our Aluminum business unit of the Assembly Components segment.

•
Overall, we had excellent net sales growth of 13.5% and 12.5% for the third quarter of 2014 and for the first nine months of 2014, respectively, when compared to the same periods in the prior year. However, our unfavorable sales mix for the three and nine months ended September 30, 2014, compared to the same periods of September 30, 2013, lead to a decrease in our gross margin percentage of 40 basis points and 60 basis points, respectively.

•
Due to the incremental selling, general and administrative (“SG&A”) expenses primarily related to our acquisitions, increased professional service fees and the incurrence of foreign currency exchange losses on non-permanent intercompany loans in the three and nine months ended September 30, 2014, our SG&A expenses increased 9.0% and 11.4%, respectively. Still, given our net sales increases, SG&A, as a percentage of net sales, decreased 40 basis points in the third quarter of 2014 and remained relatively flat for the nine months ended September 30, 2014 when compared to the comparable periods in 2013.

Subsequent Events

•
On October 10, 2014, the Company acquired all the outstanding capital stock of Autoform Tool & Manufacturing ("ATM"), located in Indiana. We expect ATM’s annual revenues to exceed $70 million in 2015. See Note 4 - Acquisitions for more information about ATM.

•
On October 24, 2014, the Company amended the Amended Credit Agreement. The Amendment provides additional borrowing capacity. See Note 11 - Financing Arrangements for more information about the Amended Credit Agreement and the Amendment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$344.6	$303.5	$41.1	13.5%
Cost of sales	284.0	248.9	35.1	14.1%
Gross profit	60.6	54.6	6.0	11.0%
Gross profit as a percentage of net sales	17.6%	18.0%
SG&A expenses	33.9	31.1	2.8	9.0%
SG&A as a percentage of net sales	9.8%	10.2%
Litigation judgment costs	—	5.2	(5.2)	*
Operating income	26.7	18.3	8.4	45.9%
Gain on acquisition of business	—	(0.6)	0.6	*
Interest expense	6.5	6.5	—	—%
Income from continuing operations before income taxes	20.2	12.4	7.8	62.9%
Income tax expense	7.5	3.7	3.8	102.7%
Net income from continuing operations	12.7	8.7	4.0	46.0%
Loss from discontinued operations, net of taxes	—	3.7	(3.7)	*
Net income	12.7	12.4	0.3	2.4%
Net income attributable to noncontrolling interest	(0.2)	(0.2)	—	—%
Net income attributable to ParkOhio common shareholder	$12.5	$12.2	$0.3	2.5%

* Calculation not meaningful

Net Sales:

Net sales increased $41.1 million, or 13.5%, to $344.6 million in the third quarter of 2014, compared to $303.5 million in the same period in 2013, mainly due to the incremental sales from acquisitions of $13.1 million and volume increases primarily from our Supply Technologies segment and Aluminum business unit of the Assembly Components segment, partially offset by decreases in our Engineered Products segment.

The factors explaining the changes in segment revenues for the three months ended September 30, 2014 compared to the same period in 2013 are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $35.1 million to $284.0 million in the third quarter of 2014, compared to $248.9 million in the same period in 2013. The increased cost of sales was primarily due to incremental cost of sales from acquisitions of $10.8 million and the increase in net sales volumes.

The gross profit margin percentage was 17.6% in the third quarter of 2014, compared to 18.0% in the same period in 2013. The decrease in gross margin percentage of 40 basis points is largely due to a 4% increase in the sales mix of Supply Technologies and Assembly Components net sales as a percentage of consolidated net sales for the third quarter of 2014 compared to the same period in 2013, which carry a lower gross margin percentage than the Engineered Product segment.

SG&A Expenses:

Consolidated SG&A expenses increased 9.0% in the third quarter of 2014 compared to the same period in 2013, and SG&A expenses as a percent of sales decreased by 40 basis points to 9.8%. SG&A expenses increased in the third quarter of 2014 compared to the same period in 2013 primarily due to $1.9 million of incremental expense associated with the acquisitions and $1.7 million of foreign currency exchange losses on our non-permanent intercompany loans.

Litigation Judgment Costs:

During the third quarter of 2013, the United States District Court for the Eastern District of Arkansas awarded TMK IPSCO damages of approximately $5.2 million.

Gain on Acquisition of Business:

In 2013, the $0.6 million gain on acquisition of business relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.

Interest Expense:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Interest expense	$6.5	$6.5	$—	—%
Average outstanding borrowings	$388.5	$388.2	$0.3	0.1%
Average borrowing rate	6.69%	6.70%

Interest expense remained flat in the third quarter of 2014 compared to the same period in 2013. Average borrowings in the third quarter of 2014 were at consistent levels with the same period in 2013. The average borrowing rate in the third quarter of 2014 has also remained relatively flat in the third quarter of 2014 compared to the same period in 2013.

Income Tax Expense:

The provision for income taxes was $7.5 million, at a 37.1% effective income tax rate, in the third quarter of 2014. The provision for income taxes was $3.7 million, at a 29.8% effective income tax rate, in the corresponding period of 2013. The increase in the effective tax rate in 2014 was due to the impact of discrete items in the two periods.

Net Income from Continuing Operations:

Net income from continuing operations increased $4.0 million to $12.7 million in the third quarter of 2014, compared to $8.7 million in the same period of 2013, due to the reasons described above.

Loss from Discontinued Operations:

In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, which resulted in a net gain of approximately $4.0 million, after income tax expense of $1.4 million. The income from discontinued operations of $3.7 million for the third quarter of 2013 is predominantly comprised of the gain on sale, but also includes the operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:

Net income increased $0.3 million to $12.7 million for the third quarter of 2014, compared to $12.4 million in the same period of 2013, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, the income of $0.2 million for the third quarter of 2014 and $0.2 million for the third quarter of 2013 attributable to the noncontrolling interest was deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.3 million to $12.5 million in the third quarter of 2014, compared to $12.2 million in the same period of 2013, due to the reasons described above.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$1,005.7	$893.8	$111.9	12.5%
Cost of sales	828.1	730.1	98.0	13.4%
Gross profit	177.6	163.7	13.9	8.5%
Gross profit as a percentage of net sales	17.7%	18.3%
SG&A expenses	102.0	91.6	10.4	11.4%
SG&A as a percentage of net sales	10.1%	10.2%
Litigation judgment costs	—	5.2	(5.2)	*
Operating income	75.6	66.9	8.7	13.0%
Gain on acquisition of business	—	(0.6)	0.6	*
Interest expense	19.4	19.4	—	—%
Income from continuing operations before income taxes	56.2	48.1	8.1	16.8%
Income tax expense	19.9	16.2	3.7	22.8%
Net income from continuing operations	36.3	31.9	4.4	13.8%
Loss from discontinued operations, net of taxes	—	3.2	(3.2)	*
Net income	36.3	35.1	1.2	3.4%
Net income attributable to noncontrolling interest	(0.8)	(0.2)	(0.6)	*
Net income attributable to ParkOhio common shareholder	$35.5	$34.9	$0.6	1.7%

* Calculation not meaningful

Net Sales:

Net sales increased $111.9 million, or 12.5%, to $1,005.7 million in the first nine months of 2014, compared to $893.8 million in the same period in 2013, mainly due to the incremental sales from acquisitions of $49.5 million and volume increases from our Supply Technologies and Assembly Components segments, partially offset by decreases in our Engineered Products segment. Organic net sales growth was $62.4 million, or 7.0%, compared to the same period in 2013.

The factors explaining the changes in segment revenues for the nine months ended September 30, 2014 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $98.0 million to $828.1 million in the first nine months of 2014, compared to $730.1 million in the same period in 2013. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $42.4 million and the increase in organic net sales volumes.

The gross profit margin percentage was 17.7% in the first nine months of 2014 compared to 18.3% in the same period in 2013. The decrease in gross margin percentage of 60 basis points is largely due to a 4% increase in the sales mix of Supply Technologies and Assembly Components net sales as a percentage of consolidated net sales for the first nine months of 2014 compared to the same period in 2013, which carry a lower gross margin percentage than the Engineered Product segment.

SG&A Expenses:

Consolidated SG&A expenses increased 11.4% to $102.0 million in the first nine months of 2014 compared to $91.6 million for the same period in 2013, and SG&A expenses as a percent of sales remained flat year over year. SG&A expenses increased in the first nine months of 2014 compared to the same period in 2013 primarily due to $5.1 million of incremental expense associated with the acquisitions, increased professional service fees of $1.5 million and increased salary and wage expenses partially offset by pension income.

Litigation Judgment Costs:

During the third quarter of 2013, the United States District Court for the Eastern District of Arkansas awarded TMK IPSCO damages of approximately $5.2 million.

Gain on Acquisition of Business:

In 2013, the $0.6 million gain on acquisition of business relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.

Interest Expense:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Interest expense	$19.4	$19.4	$—	—%
Average outstanding borrowings	$385.7	$382.2	$3.5	0.9%
Average borrowing rate	6.71%	6.77%

Interest expense remained flat in the first nine months of 2014 compared to the same period in 2013. Average borrowings in the first nine months of 2014 were slightly higher when compared to the same period in 2013 due to additional borrowings to fund acquisitions. The average borrowing rate in the first nine months of 2014 has remained relatively flat in the first nine months of 2014 compared to the same period in 2013.

Income Tax Expense:

The provision for income taxes was $19.9 million, at a 35.4% effective income tax rate, in the first nine months of 2014. This was comparable to income taxes of $16.2 million, at a 33.7% effective income tax rate, in the corresponding period of 2013.

Net Income from Continuing Operations:

Net income from continuing operations increased $4.4 million to $36.3 million in the first nine months of 2014, compared to $31.9 million in the same period of 2013, due to the reasons described above.

Loss from Discontinued Operations:

In September 2013, the Company sold all of the outstanding equity interests of a non-core business unit in the Supply Technologies segment for $8.5 million in cash, which resulted in a net gain of approximately $4.0 million, after income tax expense of $1.4 million. The income from discontinued operations of $3.2 million for the first nine months of 2013 is predominantly comprised of the gain on sale, but also includes operating losses, net of tax, of the business unit sold. As a result of the sale, this business unit has been removed from the Supply Technologies segment and presented as a discontinued operation for all of the periods presented.

Net Income:

Net income increased $1.2 million to $36.3 million for the first nine months of 2014, compared to $35.1 million for the first nine months of 2013, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, income of $0.8 million for the first nine months of 2014 and $0.2 million for the first nine months of 2013 was attributable to the noncontrolling interest was deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.6 million to $35.5 million in the first nine months of 2014, compared to $34.9 million in the same period of 2013, due to the reasons described above.

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Supply Technologies	42%	38%	4%	42%	39%	3%
Assembly Components	35%	35%	—%	35%	34%	1%
Engineered Products	23%	27%	(4)%	23%	27%	(4)%

Segment Operating Income:
Supply Technologies	35%	32%	3%	34%	32%	2%
Assembly Components	32%	25%	7%	32%	28%	4%
Engineered Products	33%	43%	(10)%	34%	40%	(6)%

Supply Technologies Segment

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$143.4	$115.9	$27.5	24%
Segment operating income	$12.2	$9.5	$2.7	28%
Segment operating income margin	8.5%	8.2%

Net Sales: Approximately half of the revenue increase in the third quarter of 2014, compared to the same period in 2013, is directly attributable to the acquisitions of Henry Halstead, QEF and Apollo. The other half of our growth in the third quarter of 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 35%; the power sports and recreational equipment market, which increased 27%; the semiconductor market, which was up 54%; and the HVAC market, which was up 20%.

Segment Operating Income: With increases in net sales, segment operating income increased $2.7 million, or 28%, to $12.2 million. Segment operating income margin was 8.5%, which was a 30 basis points increase compared to the prior year's third quarter segment operating income margin of 8.2%. The increase in margin is primarily attributable to overall customer product mix swings in the third quarter of 2014 and increased operational leverage as a result of our three recent acquisitions.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$420.2	$349.2	$71.0	20%
Segment operating income	$32.7	$28.0	$4.7	17%
Segment operating income margin	7.8%	8.0%

Net Sales: Almost half of the revenue increase in the first nine months of 2014, compared to the same period in 2013, is directly attributable to the acquisitions of Henry Halstead, QEF and Apollo. The majority of our growth in the first nine months of 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 31%; the power sports and recreational equipment market, which increased 22%; the semiconductor market, which was up 54%; and the HVAC market, which was up 15%. In addition, our fastener manufacturing division generated sales increases of 7% in the first nine months of 2014.

Segment Operating Income: With increases in net sales, segment operating income increased $4.7 million, or 17%, to $32.7 million. Segment operating income margin was 7.8%, which was a 20 basis points reduction compared to the prior year's first nine months segment operating income margin of 8.0%. The reduction in margin is primarily attributable to increased professional services fees and overall customer product mix swings in the first nine months of 2014, slightly offset by increased operational leverage as a result of our three recent acquisitions.

Assembly Components Segment

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$121.6	$106.1	$15.5	15%
Segment operating income	$11.0	$7.6	$3.4	45%
Segment operating income margin	9.0%	7.2%

Net Sales: The significant increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business revenues increased 36%.

Segment Operating Income: On the strength of the aluminum business' incremental contribution from the new program launches with our automotive customers, segment operating income increased 45% in the third quarter of 2014 compared to the same period in 2013. Our segment operating income margin was 9.0%, which was a 180 basis points increase compared with the prior year's third quarter segment operating income margin of 7.2%. The increase in margin is primarily attributable to the volume increase in our aluminum business.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$351.7	$303.9	$47.8	16%
Segment operating income	$31.3	$25.2	$6.1	24%
Segment operating income margin	8.9%	8.3%

Net Sales: The significant increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business revenues increased 39%. Also contributing to the overall increase in net sales was the incremental revenues in 2014 associated with the acquisition of Bates of approximately $15.5 million. These revenue increases were slightly offset by the expected reduced volumes in the fuel filler business of Fluid Routing Solutions as programs completed their life cycles in the second half of 2013.

Segment Operating Income: On the strength of the aluminum business' incremental contribution from the new program launches with our automotive customers in 2013 and the Bates acquisition, segment operating income increased 24% in the first nine months of 2014 compared to the same period in 2013. Our segment operating income margin was 8.9%, which was a 60 basis points increase compared to the nine months segment operating income margin of 8.3% in 2013. The increase in margin is primarily attributable to the volume increase in our aluminum business.

Engineered Products Segment

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$79.6	$81.5	$(1.9)	(2)%
Segment operating income	$11.5	$12.7	$(1.2)	(9)%
Segment operating income margin	14.4%	15.6%

Net Sales: Our forging business declined slightly in the third quarter of 2014 compared to the third quarter of 2013, reflecting lower demand for some of its aircraft forging products. Overall revenues in our forging business were down 8% in the third quarter of 2014 compared to the same period in 2013. Our industrial equipment business net sales were flat in the third quarter of 2014 compared to the third quarter of 2013. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. Our aftermarket business reflected 1% net sales growth in the third quarter of 2014 compared to the third quarter of 2013.

Segment Operating Income: Segment operating income decreased 9%in the third quarter of 2014. In addition, segment operating income margin decreased 120 basis points to 14.4% in the third quarter of 2014 compared to 15.6% in the third quarter of 2013. The operating income margin decline was primarily due to unfavorable mix in our business and the reduced leverage on fixed costs given the sales decline.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in millions)
Net sales	$233.8	$240.7	$(6.9)	(3)%
Segment operating income	$32.8	$35.4	$(2.6)	(7)%
Segment operating income margin	14.0%	14.7%

Net Sales: Both of our primary business units in this segment experienced declines in the first nine months of 2014 compared to the same period in 2013. Our industrial equipment business net sales declined in the first nine months of 2014 by 2%. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. However, our aftermarket business increased 3% in the first nine months of 2014 compared to the first nine months of 2013. Our forging business sales declined 5% year over year as sales were unfavorably impacted by extreme weather conditions and reduced demand for some of its aircraft forging products during the first quarter of 2014, and reduced demand in the third quarter of 2014.

Segment Operating Income: Given the decrease in net sales in 2014, segment operating income also decreased 7% in the first nine months of 2014. In addition, segment operating income margin declined 70 basis points to 14.0% in the first nine months of 2014 compared to 14.7% in the first nine months of 2013. Our forging business experienced operational difficulties due to the extreme weather during the first quarter of 2014, which resulted in delayed orders, additional maintenance and premium natural gas costs that were only partially offset by the results of operations in the second quarter of 2014. We estimate the impact of these extreme weather-related factors on segment operating income was approximately $1.2 million in the first three months of 2014. The remaining decline in segment operating income is due to volume declines.

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

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $126.5 million at September 30, 2014. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.9 million during the nine-month period ended September 30, 2014.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2014, we recorded an unfavorable foreign currency translation adjustment of $3.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At September 30, 2014, there were no such currency hedge contracts outstanding.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

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

The Company acquired Apollo in June 2014 and has excluded Apollo in its assessment of the effectiveness of internal control over financial reporting, which constituted 1.0% of total assets as of September 30, 2014 and 0.3% of total revenues for the nine months then ended. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of the Company’s assessment of the effectiveness of our disclosure controls and procedures excludes Apollo.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2014:

We were a co-defendant in approximately 268 cases asserting claims on behalf of approximately 611 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 26 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, plaintiffs have alleged compensatory and punitive damages in the amount of $10.0 million for each of the five counts and one count of $5.0 million for the sixth count. In the remaining cases, the plaintiffs have alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

In August 2013, the Company received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, the Company also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with its initial response to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act.

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

The following exhibits are included herein:

10.1
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, among Industries, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as European Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agents, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association, as Joint Bookrunner, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp., filed on November 10, 2014, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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
Date: November 14, 2014

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended September 30, 2014

Exhibit

10.1
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, among Industries, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as European Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agents, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association, as Joint Bookrunner, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp., filed on November 10, 2014, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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