Form 10-Q
period 2015-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2015-05-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2015, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 35.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December 31, 2014
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$36.8	$48.3
Accounts receivable, less allowances for doubtful accounts of $3.8 million at March 31, 2015 and $4.1 million at December 31, 2014	218.0	208.0
Inventories, net	249.5	238.4
Deferred tax assets	28.1	28.1
Unbilled contract revenue	31.9	26.8
Receivable from affiliates	1.1	0.5
Prepaid and other current assets	18.9	22.0
Total current assets	584.3	572.1
Net property, plant and equipment	144.3	141.0
Goodwill	86.9	89.5
Intangible assets, net	85.2	88.1
Other long-term assets	76.9	73.2
Total assets	$977.6	$963.9
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$164.3	$162.1
Payable to affiliates	1.9	1.8
Accrued expenses and other	108.4	103.7
Total current liabilities	274.6	267.6
Long-term liabilities, less current portion:
Debt	435.2	434.4
Deferred tax liabilities	43.9	43.9
Other postretirement benefits and other long-term liabilities	40.8	40.1
Total long-term liabilities	519.9	518.4
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	90.2	88.6
Retained earnings	105.4	97.0
Accumulated other comprehensive loss	(19.1)	(14.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	176.5	171.6
Noncontrolling interest	6.6	6.3
Total equity	183.1	177.9
Total liabilities and shareholder's equity	$977.6	$963.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net sales	$374.7	$317.8
Cost of sales	316.3	261.8
Gross profit	58.4	56.0
Selling, general and administrative expenses	34.0	33.6
Operating income	24.4	22.4
Interest expense	6.8	6.3
Income before income taxes	17.6	16.1
Income tax expense	6.4	5.6
Net income	11.2	10.5
Net income attributable to noncontrolling interest	(0.3)	(0.2)
Net income attributable to ParkOhio common shareholder	$10.9	$10.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net income	$11.2	$10.5
Other comprehensive (loss) income:
Foreign currency translation loss	(5.3)	(0.4)
Pension and postretirement benefit adjustments, net of tax	0.2	(0.1)
Total other comprehensive loss	(5.1)	(0.5)
Total comprehensive income, net of tax	6.1	10.0
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.2)
Comprehensive income attributable to ParkOhio common shareholder	$5.8	$9.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2015	$—	$88.6	$97.0	$(14.0)	$6.3	$177.9
Other comprehensive income (loss)	—	—	10.9	(5.1)	0.3	6.1
Share-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(2.5)	—	—	(2.5)
Balance at March 31, 2015	$—	$90.2	$105.4	$(19.1)	$6.6	$183.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
OPERATING ACTIVITIES
Net income	$11.2	$10.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.9	5.1
Share-based compensation	1.6	1.3
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(12.8)	(17.3)
Inventories and other current assets	(15.8)	(6.2)
Accounts payable and accrued expenses	11.3	12.4
Other	(1.7)	—
Net cash provided by operating activities	0.7	5.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11.5)	(3.1)
Net cash used by investing activities	(11.5)	(3.1)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	2.4	—
Payments on term loans and other debt	(0.2)	(1.1)
Proceeds from revolving credit facility, net	1.7	3.5
Dividend paid to parent	(2.5)	(2.5)
Net cash provided (used) by financing activities	1.4	(0.1)
Effect of exchange rate changes on cash	(2.1)	0.5
(Decrease) increase in cash and cash equivalents	(11.5)	3.1
Cash and cash equivalents at beginning of period	48.3	43.7
Cash and cash equivalents at end of period	$36.8	$46.8
Income taxes paid	$1.3	$1.4
Interest paid	$1.3	$1.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. The adoption had no effect on our consolidated financial statement as it only applies to future disposals.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The ASU will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date of December 15, 2017. The ASU will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact of adopting this guidance.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently evaluating the impact of adopting this guidance.

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

The Company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs that are not attributable to the segments and net interest expense.

Results by business segment were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net sales:
Supply Technologies	$151.4	$134.4
Assembly Components	140.5	108.1
Engineered Products	82.8	75.3
	$374.7	$317.8
Income before income taxes:
Supply Technologies	$14.2	$10.1
Assembly Components	10.6	8.1
Engineered Products	6.2	10.6
Total segment operating income	31.0	28.8
Corporate costs	(6.6)	(6.4)
Interest expense	(6.8)	(6.3)
Income before income taxes	$17.6	$16.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

	March 31, 2015	December 31, 2014
	(In millions)
Identifiable assets:
Supply Technologies	$285.2	$277.6
Assembly Components	347.5	340.5
Engineered Products	241.8	246.9
General corporate	103.1	98.9
	$977.6	$963.9

NOTE 4 — Acquisitions

The following table summarizes the Company's recent acquisitions:

Description	Date of Transaction	Purchase Consideration		Acquired	Segment
		(In millions)
Saet S.p.A	December 4, 2014	$22.1		100% of equity	Engineered Products
An Italian based leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions through its locations in Italy, China, India and Tennessee.
Autoform Tool & Manufacturing	October 10, 2014	$48.9		100% of equity	Assembly Components
An Indiana supplier of high end pressure fuel lines used in Gasoline Direct Injection systems across a large number of engine platforms.
Apollo Group Limited	June 10, 2014	$6.5	*	100% of equity	Supply Technologies
A U.K. supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide.
* Purchase consideration is net of cash acquired.

The acquisitions of Apollo and Autoform were accounted for under the acquisition method of accounting. The purchase price allocations were preliminary as of March 31, 2015. The Apollo purchase agreement provides for payment of contingent consideration of approximately $2.4 million based on achievement of certain EBITDA targets over two years. The fair value of the earn-out was approximately $1.1 million at the date of the acquisition for a total purchase consideration of $6.5 million and at March 31, 2015, the fair value of the earn-out was approximately $1.6 million. On the acquisition date, a liability was recognized for the estimate of the acquisition date fair value of the earn-out. Any change in the fair value of the earn-out subsequent to the acquisition date will be recognized in selling, general and administrative expenses. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions. The purchase price allocation relating to these acquisitions is subject to further adjustment until all pertinent information regarding finalization of the intangible assets and deferred income tax assets and liabilities for Apollo and Autoform are fully evaluated by the Company and independent valuations are complete. Revisions to these estimates as fair values are finalized will be reflected in the financial statements throughout the measurement period. Based on the preliminary purchase price allocation for these acquisitions, goodwill of $5.6 million was recorded.

The acquisition of Saet was accounted for under the acquisition method of accounting. The entire purchase price allocation for Saet is preliminary. At March 31, 2015, the fair values of the assets acquired and liabilities assumed have been preliminarily estimated based on their carrying values and the excess consideration of $23.2 million has been preliminarily recorded as goodwill, pending finalization of the fair value. These preliminary estimates will be revised during the measurement period in 2015 as all pertinent information regarding finalization of the third-party valuations for inventories, intangible assets, goodwill, tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

NOTE 5 — Accounts Receivable

We sell accounts receivable to reduce accounts receivable concentration risk and to provide additional financing capacity. The following table summarizes accounts receivable sold and the losses recorded on the sales of accounts receivable.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Accounts receivable sold	$26.1	$23.0
Loss on sale of accounts receivable	$(0.1)	$(0.1)

The loss on the sale of accounts receivable is recorded in selling, general and administrative expenses. These losses represent the implicit interest on the transaction.

NOTE 6 — Inventories

The components of inventory consist of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Finished goods	$151.0	$146.0
Work in process	34.2	19.8
Raw materials and supplies	64.3	72.6
Inventories, net	$249.5	$238.4

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by segment for the periods ended March 31, 2015 and December 31, 2014 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2014	$6.4	$49.0	$5.0	$60.4
Acquisitions	0.7	5.0	23.2	28.9
Foreign currency translation	0.5	—	(0.3)	0.2
Balance at December 31, 2014	7.6	54.0	27.9	89.5
Foreign currency translation	(0.4)	—	(2.1)	(2.5)
Acquisition adjustments	—	(0.1)	—	(0.1)
Balance at March 31, 2015	$7.2	$53.9	$25.8	$86.9

During the first quarter of 2015, we adjusted the preliminary goodwill recorded for Autoform primarily to reflect the adjustments to the determination of fair value of acquired intangible assets. The 2014 condensed consolidated financial statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

The increase in goodwill from January 1, 2014 is due to the acquisitions of Apollo, Autoform and Saet. The goodwill associated with the Apollo and Saet transactions is not deductible for income tax purposes.

NOTE 8 — Other Intangible Assets

Information regarding other intangible assets as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015				December 31, 2014
	Weighted Average Useful Life	Acquisition Cost	Accumulated Amortization	Net	Acquisition Cost	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	11.5 years	$76.2	$14.7	$61.5	$77.3	$13.2	$64.1
Indefinite-lived tradenames	*	14.0	—	14.0	14.0	—	14.0
Other	17.6 years	12.2	2.5	9.7	12.3	2.3	10.0
Total		$102.4	$17.2	$85.2	$103.6	$15.5	$88.1
* Not applicable, tradenames have an indefinite life.

Information regarding amortization expense of other intangibles assets follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Amortization expense	$1.7	$1.1

NOTE 9 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended March 31, 2015 and 2014:

	2015	2014
	(In millions)
Balance at January 1,	$6.9	$5.4
Claims paid	(1.2)	(0.8)
Warranty expense, net	0.3	0.5
Balance at March 31,	$6.0	$5.1

NOTE 10 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

Long-term debt consists of the following:

				Carrying Value at
	Issuance Date	Maturity Date	Interest Rate at March 31, 2015	March 31, 2015	December 31, 2014
				(In millions)
Senior Notes	April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit	—	July 31, 2019	1.69%	163.7	162.0
Term loan	—	July 31, 2019	2.31%	31.2	28.8
Other	Various	Various	Various	2.9	3.0
Total debt				447.8	443.8
Less current maturities				12.6	9.4
Total long-term debt, net of current portion				$435.2	$434.4

On July 31, 2014, the Company entered into a sixth amendment and restatement of the credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, increased the revolving credit facility to $230.0 million, provided a term loan for $16.1 million and extended the maturity date of the borrowings under the Amended Credit Agreement to July 31, 2019. The revolving credit facility includes a Canadian sub-limit of $15.0 million and a European sub-limit of $10.0 million (which may be increased to $25.0 million) for borrowings in those locations.

The Amended Credit Agreement was further amended in accordance with Amendments No. 1, 2 and 3 to the Amended Credit Agreement, dated October 24, 2014, January 20, 2015 and March 12, 2015, respectively (the “Amendments”). The Amendments:

•	increase the revolving credit facility from $230.0 million to $275.0 million;

•	increase the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing April 1, 2015;

•	reload the term loan up to $35.0 million from $15.5 million, of which $31.2 million has been borrowed and is outstanding as of March 31, 2015;

•	increase the Canadian sub-limit up to $25.0 million from $15.0 million;

•	increase the European sub-limit up to $25.0 million from $10.0 million; and

•
provide minor pricing adjustments including pricing the first $22.0 million drawn on the revolver at LIBOR + 3.50%, reducing automatically on a pro-rata quarterly basis over 36 months commencing April 1, 2015.

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
March 31, 2015

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

The following table represents fair value information of the Company's Senior Notes, classified as Level 1, at March 31, 2015 and December 31, 2014. The fair value was estimated using quoted market prices.

	March 31, 2015	December 31, 2014
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$267.5	$266.3

NOTE 11 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first three months of 2015 and 2014 was 36.4% and 34.8%, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NOTE 12 — Stock-Based Compensation

A summary of Holdings' stock option activity as of March 31, 2015 and changes during the first three months of 2015 is presented below:

	2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	143,500	$16.76
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding - end of period	143,500	$16.76	1.5 years	$5.2
Options exercisable	143,500	$16.76	1.5 years	$5.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

A summary of Holdings' restricted share and performance share activity for the three months ended March 31, 2015 is as follows:

	2015
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	344,932	$33.55	28,000	$20.30
Granted	1,000	58.74	—	—
Vested	(41,666)	20.34	(14,000)	20.30
Canceled or expired	—	—	—	—
Outstanding - end of period	304,266	$35.37	14,000	$20.30

Total stock-based compensation expense included in selling, general and administrative expenses during the first three months of 2015 and 2014 was $1.6 million and $1.3 million, respectively. As of March 31, 2015, there was $8.3 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.9 years.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys' fees and costs. The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand. IPSCO's motion to recover attorney's fees and costs is stayed pending the outcome of the proceedings on remand.

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

NOTE 14 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(In millions)
Service costs	$0.6	$0.6	$—	$0.2
Interest costs	0.6	0.6	0.1	—
Expected return on plan assets	(2.5)	(2.6)	—	—
Recognized net actuarial loss	—	—	0.2	0.1
Net periodic benefit (gains) costs	$(1.3)	$(1.4)	$0.3	$0.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments (a)	(5.3)	—	(5.3)
Recognition of actuarial loss (b)	—	0.2	0.2
Ending balance	$(10.4)	$(8.7)	$(19.1)

	Three Months Ended March 31, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	(0.4)	—	(0.4)
Recognition of actuarial loss (b)	—	(0.1)	(0.1)
Ending balance	$2.4	$0.5	$2.9

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income (loss) and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, condensed consolidating statements of income for the three months ended March 31, 2015 and 2014, condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

	Condensed Consolidating Balance Sheet
	March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.0	$34.8	$—	$36.8
Accounts receivable, net	—	152.9	65.1	—	218.0
Inventories, net	—	194.7	54.8	—	249.5
Deferred tax assets	—	27.4	0.7	—	28.1
Unbilled contract revenue	—	27.6	4.3	—	31.9
Receivable from affiliates	—	—	1.1	—	1.1
Other current assets	0.6	11.5	6.8	—	18.9
Total current assets	0.6	416.1	167.6	—	584.3
Investment in subsidiaries	472.1	163.6	—	(635.7)	—
Intercompany advances	246.4	68.6	155.9	(470.9)	—
Property, plant and equipment, net	7.0	104.8	32.5	—	144.3
Goodwill	—	56.3	30.6	—	86.9
Intangible assets, net	—	72.8	12.4	—	85.2
Other long-term assets	70.7	2.7	3.5	—	76.9
Total assets	$796.8	$884.9	$402.5	$(1,106.6)	$977.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$0.1	$126.3	$37.9	$—	$164.3
Payable to affiliates	—	—	1.9	—	1.9
Accrued expenses and other	24.8	58.2	25.4	—	108.4
Total current liabilities	24.9	184.5	65.2	—	274.6
Long-term liabilities, less current portion:
Debt	433.1	1.9	0.2	—	435.2
Deferred tax liabilities	—	41.6	2.3	—	43.9
Other postretirement benefits and other long-term liabilities	26.5	8.5	5.8	—	40.8
Total long-term liabilities	459.6	52.0	8.3	—	519.9
Intercompany advances	129.2	197.8	143.9	(470.9)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	176.5	450.6	178.5	(629.1)	176.5
Noncontrolling interest	6.6	—	6.6	(6.6)	6.6
Total equity	183.1	450.6	185.1	(635.7)	183.1
Total liabilities and equity	$796.8	$884.9	$402.5	$(1,106.6)	$977.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

	Condensed Consolidating Balance Sheet
	December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.8	$44.5	$—	$48.3
Accounts receivable, net	—	148.3	59.7	—	208.0
Inventories, net	—	176.2	62.2	—	238.4
Deferred tax assets	—	27.4	0.7	—	28.1
Unbilled contract revenue	—	18.1	8.7	—	26.8
Receivable from affiliates	—	—	0.5	—	0.5
Prepaid and other current assets	1.6	14.9	5.5	—	22.0
Total current assets	1.6	388.7	181.8	—	572.1
Investment in subsidiaries	451.8	162.6	—	(614.4)	—
Intercompany advances	249.5	86.0	161.2	(496.7)	—
Net property, plant and equipment	7.1	101.2	32.7	—	141.0
Goodwill	—	56.6	32.9	—	89.5
Intangible assets, net	—	74.6	13.5	—	88.1
Other long-term assets	68.0	1.8	3.4	—	73.2
Total assets	$778.0	$871.5	$425.5	$(1,111.1)	$963.9

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$2.2	$120.4	$39.5	$—	$162.1
Payable to affiliates	—	—	1.8	—	1.8
Accrued expenses and other	18.0	52.1	33.6	—	103.7
Total current liabilities	20.2	172.5	74.9	—	267.6
Long-term liabilities, less current portion:
Debt	432.2	2.0	0.2	—	434.4
Deferred tax liabilities	—	41.6	2.3	—	43.9
Other postretirement benefits and other long-term liabilities	25.1	9.0	6.0	—	40.1
Total long-term liabilities	457.3	52.6	8.5	—	518.4
Intercompany advances	122.6	214.2	159.9	(496.7)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	171.6	432.2	175.9	(608.1)	171.6
Noncontrolling interest	6.3	—	6.3	(6.3)	6.3
Total equity	177.9	432.2	182.2	(614.4)	177.9
Total liabilities and shareholder's equity	$778.0	$871.5	$425.5	$(1,111.1)	$963.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$291.1	$83.6	$—	$374.7
Cost of sales	—	252.2	64.1	—	316.3
Gross profit	—	38.9	19.5	—	58.4
Selling, general and administrative expenses	6.3	17.7	10.0	—	34.0
Income (loss) from subsidiaries	24.0	5.4	—	(29.4)	—
Operating income (loss)	17.7	26.6	9.5	(29.4)	24.4
Interest expense	6.5	—	0.3	—	6.8
Income (loss) before income taxes	11.2	26.6	9.2	(29.4)	17.6
Income tax expense	—	3.8	2.6	—	6.4
Net income (loss)	11.2	22.8	6.6	(29.4)	11.2
Net (income) loss attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net income (loss) attributable to ParkOhio common shareholder	$10.9	$22.8	$6.3	$(29.1)	$10.9

Other comprehensive income (loss) (see note 16):
Net income (loss)	$11.2	$22.8	$6.6	$(29.4)	$11.2
Foreign currency translation adjustments	(5.3)	—	(5.3)	5.3	(5.3)
Recognition of actuarial loss, net of tax	0.2	0.2	—	(0.2)	0.2
Comprehensive income (loss), net of tax	6.1	23.0	1.3	(24.3)	6.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$5.8	$23.0	$1.0	$(24.0)	$5.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$256.9	$60.9	$—	$317.8
Cost of sales	—	215.7	46.1	—	261.8
Gross profit	—	41.2	14.8	—	56.0
Selling, general and administrative expenses	7.5	18.8	7.3	—	33.6
Income (loss) from subsidiaries	23.7	4.7	—	(28.4)	—
Operating income (loss)	16.2	27.1	7.5	(28.4)	22.4
Interest expense	5.7	—	0.6	—	6.3
Income (loss) before income taxes	10.5	27.1	6.9	(28.4)	16.1
Income tax expense	—	3.9	1.7	—	5.6
Net income (loss)	10.5	23.2	5.2	(28.4)	10.5
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$10.3	$23.2	$5.0	$(28.2)	$10.3

Other comprehensive income (loss) (see note 16):
Net income (loss)	$10.5	$23.2	$5.2	$(28.4)	$10.5
Foreign currency translation adjustments	(0.4)	—	(0.4)	0.4	(0.4)
Recognition of actuarial loss, net of tax	(0.1)	(0.1)	—	0.1	(0.1)
Comprehensive income (loss), net of tax	10.0	23.1	4.8	(27.9)	10.0
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$9.8	$23.1	$4.6	$(27.7)	$9.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(4.1)	$2.8	$10.5	$(8.5)	$0.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(8.2)	(3.3)	—	(11.5)
Net cash used in investing activities	—	(8.2)	(3.3)	—	(11.5)
FINANCING ACTIVITIES
Intercompany account change	2.5	3.8	(14.8)	8.5	—
Proceeds from term loans and other debt	2.4	—	—	—	2.4
Payments on term loans and other debt	—	(0.2)	—	—	(0.2)
Proceeds from revolving credit facility, net	1.7	—	—	—	1.7
Dividend paid to parent	(2.5)	—	—	—	(2.5)
Net cash (used) provided by financing activities	4.1	3.6	(14.8)	8.5	1.4
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Decrease in cash and cash equivalents	—	(1.8)	(9.7)	—	(11.5)
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$2.0	$34.8	$—	$36.8

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(2.5)	$10.8	$0.2	$(2.7)	$5.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(2.1)	(1.0)	—	(3.1)
Net cash used in investing activities	—	(2.1)	(1.0)	—	(3.1)
FINANCING ACTIVITIES
Intercompany account change	2.4	(7.8)	2.7	2.7	—
Payments on term loans and other debt	(0.9)	(0.1)	(0.1)	—	(1.1)
Proceeds from revolving credit facility, net	3.5	—	—	—	3.5
Dividend paid to parent	(2.5)	—	—	—	(2.5)
Net cash provided (used) by financing activities	2.5	(7.9)	2.6	2.7	(0.1)
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Increase in cash and cash equivalents	—	0.8	2.3	—	3.1
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$1.5	$45.3	$—	$46.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber components, gasoline direct injection systems and fuel filler assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), on a sole-source basis.

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

Primary Factors Affecting 2015 Results

The following factors most affected our consolidated results for the three months ended March 31, 2015:

•
Our 2014 strategic bolt-on acquisitions of Apollo, Autoform and Saet added a combined $27.1 million of incremental revenues in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us for the three months ended March 31, 2015.

•
In addition to our net sales growth associated with acquisitions, during the first quarter of 2015, our organic net sales growth was $29.8 million, or 9.4%. Our organic net sales growth for the first quarter of 2015 is primarily due to strong performance in the Supply Technologies segment and our Aluminum business unit of the Assembly Components segment.

•
Overall, we had excellent net sales growth of 17.9% for the first quarter of 2015 when compared to the same period in the prior year. However, we experienced a 200 basis point reduction in gross margin in the first quarter of 2015, compared to the first quarter of 2014. The gross margin decline is attributable to unfavorable sales mix that we experienced in our Engineered Products segment. Even though net sales in the Engineered Products segment increased 10% to approximately $83.0 million in the first quarter of 2015 compared to 2014, our higher margin aftermarket product sales declined 18%, and on a sequential basis, aftermarket sales declined 11%. Within the aftermarket product line, oil and gas aftermarket product sales declined 60% compared to the prior year and 49% sequentially. The oil and gas industry has been adversely affected by the uncertainty in the related markets and declining prices of oil since the fourth quarter of 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$374.7	$317.8	$56.9	17.9%
Cost of sales	316.3	261.8	54.5	20.8%
Gross profit	58.4	56.0	2.4	4.3%
Gross profit as a percentage of net sales	15.6%	17.6%
SG&A expenses	34.0	33.6	0.4	1.2%
SG&A as a percentage of net sales	9.1%	10.6%
Operating income	24.4	22.4	2.0	8.9%
Interest expense	6.8	6.3	0.5	7.9%
Income before income taxes	17.6	16.1	1.5	9.3%
Income tax expense	6.4	5.6	0.8	14.3%
Net income	11.2	10.5	0.7	6.7%
Net income attributable to noncontrolling interest	(0.3)	(0.2)	(0.1)	50.0%
Net income attributable to ParkOhio common shareholder	$10.9	$10.3	$0.6	5.8%

Net Sales:

Net sales increased $56.9 million, or 17.9%, to $374.7 million in the first three months of 2015, compared to $317.8 million in the same period in 2014, mainly due to the incremental sales from acquisitions of $27.1 million and organic volume increases from each of our segments. Organic net sales growth was $29.8 million, or 9.4%, compared to the same period in 2014.

The factors explaining the changes in segment revenues for the three months ended March 31, 2015 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $54.5 million to $316.3 million in the first three months of 2015, compared to $261.8 million in the same period in 2014. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $23.3 million and the increase in organic net sales volumes.

The gross profit margin percentage was 15.6% in the first three months of 2015 compared to 17.6% in the same period in 2014. The decrease in gross margin percentage of 200 basis points is largely due to unfavorable sales mix that we experienced in our Engineered Products segment. Even though net sales in the Engineered Products segment increased 10% to approximately $83.0 million in the first quarter of 2015 compared to 2014, our higher margin aftermarket product sales declined 18%, and on a sequential basis, aftermarket sales declined 11%. Within the aftermarket product line, oil and gas aftermarket product sales declined 60% compared to the prior year and 49% sequentially. The oil and gas industry has been adversely affected by the uncertainty in the related markets and declining prices of oil since the fourth quarter of 2014.

SG&A Expenses:

Consolidated SG&A expenses increased $0.4 million to $34.0 million in the first three months of 2015, compared to $33.6 million in the same period in 2014, Even though we incurred $2.7 million of incremental SG&A costs in the first quarter of 2015 associated with recent acquisitions, SG&A expenses as a percent of sales decreased 150 basis points to 9.1% in the first three months of 2015 compared to 10.6% in the first three months of 2014 due to a $1.6 million reduction in professional fees, good cost controls and the impact of realized foreign currency translation gains.

Interest Expense:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Interest expense	$6.8	$6.3	$0.5	7.9%
Average outstanding borrowings	$445.7	$382.4	$63.3	16.6%
Average borrowing rate	6.10%	6.59%

Interest expense increased $0.5 million in the first three months of 2015 compared to the same period in 2014. Average borrowings in the first three months of 2015 were higher when compared to the same period in 2014 due to additional borrowings to fund acquisitions. The average borrowing rate in the first three months of 2015 has decreased 49 basis points in the first three months of 2015 compared to the same period in 2014, reflecting lower interest rates on the revolving credit facility in 2015 compared to 2014.

Income Tax Expense:

The provision for income taxes was $6.4 million, at a 36.4% effective income tax rate, in the first three months of 2015. This was comparable to income taxes of $5.6 million, at a 34.8% effective income tax rate, in the corresponding period of 2014.

Net Income:

Net income increased $0.7 million to $11.2 million for the first three months of 2015, compared to $10.5 million for the first three months of 2014, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in the third quarter of 2013, income of $0.3 million for the first three months of 2015 and $0.2 million for the first three months of 2014 was attributable to the noncontrolling interest and was deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.6 million to $10.9 million in the first three months of 2015, compared to $10.3 million in the same period of 2014, due to the reasons described above.

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended March 31,
	2015	2014	% Change
Revenues:
Supply Technologies	40%	42%	(2)%
Assembly Components	38%	34%	4%
Engineered Products	22%	24%	(2)%

Segment Operating Income:
Supply Technologies	46%	35%	11%
Assembly Components	34%	28%	6%
Engineered Products	20%	37%	(17)%

Supply Technologies Segment

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$151.4	$134.4	$17.0	13%
Segment operating income	$14.2	$10.1	$4.1	41%
Segment operating income margin	9.4%	7.5%

Net Sales: The majority of our growth in the first three months of 2015 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 24%; the power sports and recreational equipment market, which increased 24%; the semiconductor market, which was up 58%; and the consumer electronics market, which was up 13%. In addition, our automotive business of the fastener manufacturing division generated sales increases of 23% in the first three months of 2015.

Segment Operating Income: With increases in net sales, segment operating income increased $4.1 million, or 41%, to $14.2 million. Segment operating income margin was 9.4%, which was a 190 basis points increase compared to the prior year's first three months segment operating income margin of 7.5%. These improvements were driven largely by improved operating leverage, the full integration of the late 2013 and 2014 European acquisitions and the continued focus on more highly engineered products in the portfolio.

Assembly Components Segment

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$140.5	$108.1	$32.4	30%
Segment operating income	$10.6	$8.1	$2.5	31%
Segment operating income margin	7.5%	7.5%

Net Sales: The significant increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business revenues increased 35%. Also contributing to the overall increase in net sales was the incremental revenues in 2015 associated with the acquisition of Autoform of approximately $14.9 million.

Segment Operating Income: On the contribution from the Autoform acquisition in its first year of ownership and the improved performance of our 2013 Bates acquisition. segment operating income increased 31% in the first three months of 2015 compared to the same period in 2014. Our segment operating income margin was 7.5%, in the first three months of 2015 and 2014. While the Aluminum business did generate modest dollar profitability improvements sequentially and year over year, margins and total return still significantly lag our expectations.

Engineered Products Segment

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$82.8	$75.3	$7.5	10%
Segment operating income	$6.2	$10.6	$(4.4)	(42)%
Segment operating income margin	7.5%	14.1%

Net Sales: Our industrial equipment business net sales increased in the first three months of 2015 by 16%. This business unit can experience volatility in the timing of completed jobs and the associated revenue recognition related to percentage of completion accounting based on the jobs' complexity and size. However, our aftermarket business decreased 18% in the first three months of 2015 compared to the first three months of 2014. Our forging business sales declined 7% year over year as sales were unfavorably impacted by reduced demand for some of its rail and aircraft forging products during the first quarter of 2015.

Segment Operating Income: Although sales increased in 2015, segment operating income decreased 42% in the first three months of 2015. In addition, segment operating income margin declined 660 basis points to 7.5% in the first three months of 2015 compared to 14.1% in the first three months of 2014. The operating margin decline was primarily due to unfavorable sales mix that we experienced in our Engineered Products segment. Even though net sales in the Engineered Products segment increased 10% to approximately $83.0 million in the first quarter of 2015 compared to 2014, our higher margin aftermarket product sales declined 18%, and on a sequential basis, aftermarket sales declined 11%. Within the aftermarket product line, oil and gas aftermarket product sales declined 60% compared to the prior year and 49% sequentially. The oil and gas industry has been adversely affected by the uncertainty in the related markets and declining prices of oil since the fourth quarter of 2014.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including the uncertainties related to any global financial crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review being conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, which could be lower due to the effects of the recent financial crises; our ability to continue to pay cash dividends; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $194.9 million at March 31, 2015. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.5 million during the three-month period ended March 31, 2015.

Our foreign subsidiaries generally conduct business in local currencies. During the first three months of 2015, we recorded an unfavorable foreign currency translation adjustment of $5.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the Euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At March 31, 2015, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2015:

We were a co-defendant in approximately 255 cases asserting claims on behalf of approximately 614 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only seven asbestos cases, involving 26 plaintiffs, that plead specified damages. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for three separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $20.0 million. In the sixth case, the plaintiff has alleged compensatory damages in the amount of $10.0 million for five separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $10.0 million for each cause of action. In the remaining case, the plaintiffs have alleged against each named defendant compensatory and punitive damages, each in the amount of $50.0 million, for four separate causes of action.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys' fees and costs. The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages may be decreased, but cannot be increased, on remand. IPSCO's motion to recover attorney's fees and costs is stayed pending the outcome of the proceedings on remand.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 5.	Other Information

On March 12, 2015, we entered into Amendment No. 3 to the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) with the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, JP Morgan Europe Limited, as European Agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of

Pennsylvania, as Co-Documentation Agents, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association, as Joint Bookrunner, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunning Manager.  The Credit Agreement, as amended, provided for a $250.0 million revolving credit facility, with the option to increase the availability under the revolving credit facility by up to $50.0 million with the consent of the lenders. Among other things, Amendment No. 3 increased the revolving credit facility from $250.0 million to $275.0 million and increased the basket for capital lease transactions from $20.0 million to $50.0 million.

Item 6.	Exhibits

The following exhibits are included herein:

10.1
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated January 20, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp., filed on March 7, 2015 (SEC File No. 000-03134) and incorporated by reference and made a part hereof).

10.2
Amendment No. 3 to the Sixth Amended and Restated Credit Agreement, dated March 12, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.2 to Form 10-Q of Park-Ohio Holdings Corp., filed on March 7, 2015 (SEC File No. 000-03134) and incorporated by reference and made a part hereof).

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
Date: May 13, 2015

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended March 31, 2015

Exhibit

10.1
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated January 20, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp., filed on March 7, 2015 (SEC File No. 000-03134) and incorporated by reference and made a part hereof).

10.2
Amendment No. 3 to the Sixth Amended and Restated Credit Agreement, dated March 12, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.2 to Form 10-Q of Park-Ohio Holdings Corp., filed on March 7, 2015 (SEC File No. 000-03134) and incorporated by reference and made a part hereof).

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