Form 10-Q
period 2015-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2015-08-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2015, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 42.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2015	December 31, 2014
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$42.6	$48.3
Accounts receivable, less allowances for doubtful accounts of $3.6 million at June 30, 2015 and $4.1 million at December 31, 2014	216.8	208.0
Inventories, net	252.5	238.4
Deferred tax assets	28.1	28.1
Unbilled contract revenue	31.3	26.8
Receivable from affiliates	3.9	0.5
Other current assets	20.1	22.0
Total current assets	595.3	572.1
Net property, plant and equipment	148.8	141.0
Goodwill	74.7	89.5
Intangible assets, net	96.9	88.1
Other long-term assets	78.0	73.2
Total assets	$993.7	$963.9
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$147.5	$162.1
Payable to affiliates	4.2	1.8
Accrued expenses and other	98.6	103.7
Total current liabilities	250.3	267.6
Long-term liabilities:
Debt, less current portion	457.2	434.4
Deferred tax liabilities	45.4	43.9
Other postretirement benefits and other long-term liabilities	40.8	40.1
Total long-term liabilities	543.4	518.4
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	91.5	88.6
Retained earnings	118.0	97.0
Accumulated other comprehensive loss	(16.3)	(14.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	193.2	171.6
Noncontrolling interest	6.8	6.3
Total equity	200.0	177.9
Total liabilities and shareholder's equity	$993.7	$963.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net sales	$377.3	$343.3	$752.0	$661.1
Cost of sales	316.9	282.3	633.2	544.1
Gross profit	60.4	61.0	118.8	117.0
Selling, general and administrative expenses	34.5	34.4	68.5	68.0
Operating income	25.9	26.6	50.3	49.0
Interest expense	6.9	6.7	13.7	13.0
Income before income taxes	19.0	19.9	36.6	36.0
Income tax expense	6.2	6.8	12.6	12.4
Net income	12.8	13.1	24.0	23.6
Net income attributable to noncontrolling interest	(0.2)	(0.4)	(0.5)	(0.6)
Net income attributable to ParkOhio common shareholder	$12.6	$12.7	$23.5	$23.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net income	$12.8	$13.1	$24.0	$23.6
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	2.7	1.4	(2.6)	1.0
Pension and postretirement benefit adjustments, net of tax	0.1	0.1	0.3	—
Total other comprehensive income (loss)	2.8	1.5	(2.3)	1.0
Total comprehensive income, net of tax	15.6	14.6	21.7	24.6
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.4)	(0.5)	(0.6)
Comprehensive income attributable to ParkOhio common shareholder	$15.4	$14.2	$21.2	$24.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2015	$—	$88.6	$97.0	$(14.0)	$6.3	$177.9
Other comprehensive income (loss)	—	—	23.5	(2.3)	0.5	21.7
Share-based compensation expense	—	2.9	—	—	—	2.9
Dividend paid to parent	—	—	(2.5)	—	—	(2.5)
Balance at June 30, 2015	$—	$91.5	$118.0	$(16.3)	$6.8	$200.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
OPERATING ACTIVITIES
Net income	$24.0	$23.6
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	13.6	10.2
Share-based compensation	2.9	2.5
Gain on sale of assets	—	(0.5)
Other	—	0.7
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(10.6)	(26.4)
Inventories and other current assets	(18.5)	(7.4)
Accounts payable and accrued expenses	(19.3)	12.7
Other	(0.6)	(0.1)
Net cash (used) provided by operating activities	(8.5)	15.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19.9)	(12.3)
Proceeds from sale of assets	—	0.5
Business acquisitions, net of cash acquired	—	(5.9)
Net cash used by investing activities	(19.9)	(17.7)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	3.3	—
Payments on term loans and other debt	(1.5)	(4.3)
Proceeds from revolving credit facility, net	24.9	15.8
Dividend paid to parent	(2.5)	(5.0)
Other	—	(1.3)
Net cash provided by financing activities	24.2	5.2
Effect of exchange rate changes on cash	(1.5)	(0.8)
(Decrease) increase in cash and cash equivalents	(5.7)	2.0
Cash and cash equivalents at beginning of period	48.3	43.7
Cash and cash equivalents at end of period	$42.6	$45.7
Income taxes paid	$7.6	$13.2
Interest paid	$12.7	$12.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The ASU will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact of adopting this guidance.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The new guidance will only impact the presentation of the Company's financial position.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The amendment requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 — Segments

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, gasoline direct injection systems and fuel filler and hydraulic fluid assemblies. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications, such as induction heating and melting systems, pipe threading equipment, machined locomotive crankshafts and camshafts and various forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net sales:
Supply Technologies	$150.2	$142.4	$301.6	$276.8
Assembly Components	139.8	122.0	280.3	230.1
Engineered Products	87.3	78.9	170.1	154.2
	$377.3	$343.3	$752.0	$661.1
Income before income taxes:
Supply Technologies	$13.0	$10.4	$27.2	$20.5
Assembly Components	13.6	12.2	24.2	20.3
Engineered Products	5.2	10.7	11.4	21.3
Total segment operating income	31.8	33.3	62.8	62.1
Corporate costs	(5.9)	(6.7)	(12.5)	(13.1)
Interest expense	(6.9)	(6.7)	(13.7)	(13.0)
Income before income taxes	$19.0	$19.9	$36.6	$36.0

	June 30, 2015	December 31, 2014
	(In millions)
Identifiable assets:
Supply Technologies	$288.7	$277.6
Assembly Components	347.7	340.5
Engineered Products	248.3	246.9
General corporate	109.0	98.9
	$993.7	$963.9

NOTE 4 — Acquisitions

The following table summarizes the Company's recent acquisitions:

Description	Date of Transaction	Purchase Consideration		Acquired	Segment
		(In millions)
Saet S.p.A	December 4, 2014	$22.1	*	100% of equity	Engineered Products
An Italy based leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions through its locations in Italy, China, India and Tennessee.
Autoform Tool & Manufacturing	October 10, 2014	$48.9	*	100% of equity	Assembly Components
An Indiana supplier of high pressure fuel lines and fuel rails used in Gasoline Direct Injection systems across a large number of engine platforms.
Apollo Group Limited	June 10, 2014	$6.5	*	100% of equity	Supply Technologies
A U.K. supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide.
* Purchase consideration is net of cash acquired.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

The acquisitions of Apollo and Autoform were accounted for under the acquisition method of accounting. The Apollo purchase agreement provides for payment of contingent consideration of approximately $2.4 million based on achievement of certain EBITDA targets over two years. The fair value of the earn-out, valued using level 3 inputs, was approximately $1.1 million at the date of the acquisition for a total purchase consideration of $6.5 million and at June 30, 2015, the fair value of the earn-out was approximately $1.8 million. On the acquisition date, a liability was recognized for the estimate of the acquisition date fair value of the earn-out. Any change in the fair value of the earn-out subsequent to the acquisition date will be recognized in selling, general and administrative expenses. Management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions. The Apollo purchase price allocation was finalized in the second quarter of 2015. The purchase price allocation relating to the Autoform acquisition is subject to further adjustment until all pertinent information regarding finalization of the intangible assets and deferred income tax assets and liabilities are fully evaluated by the Company and independent valuations are complete. Revisions to these estimates as fair values are finalized will be reflected in the financial statements throughout the measurement period. Based on the preliminary purchase price allocation for these acquisitions, goodwill of $5.8 million was recorded.

The acquisition of Saet was accounted for under the acquisition method of accounting. In prior periods, the entire purchase price allocation was preliminary with the fair values of the assets acquired and liabilities assumed estimated based on their carrying values with the excess consideration of $23.2 million preliminarily recorded as goodwill. During the second quarter of 2015, the Company received preliminary third-party valuations for the inventories, intangible assets and tangible assets. The Company recorded adjustments resulting in a decrease to goodwill of approximately $15.0 million, primarily offset by an increase in tradenames and technology intangible assets of $4.7 million and $8.7 million, respectively. These preliminary estimates may be further revised during the measurement period in 2015 as all pertinent information regarding finalization of the third-party valuations for inventories, intangible assets, goodwill, tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

NOTE 5 — Accounts Receivable

We sell accounts receivable to reduce accounts receivable concentration risk and to provide additional financing capacity. The following table summarizes accounts receivable sold and the losses recorded on the sales of accounts receivable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Accounts receivable sold	$33.3	$23.2	$59.4	$46.2
Loss on sale of accounts receivable	$(0.2)	$(0.1)	$(0.3)	$(0.2)

The loss on the sale of accounts receivable is recorded in selling, general and administrative expenses. These losses represent the implicit interest on the transaction.

NOTE 6 — Inventories

The components of inventory consist of the following:

	June 30, 2015	December 31, 2014
	(In millions)
Finished goods	$151.1	$146.0
Work in process	33.4	19.8
Raw materials and supplies	68.0	72.6
Inventories, net	$252.5	$238.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by segment for the periods ended June 30, 2015 and December 31, 2014 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2014	$6.4	$49.0	$5.0	$60.4
Acquisitions	0.7	5.0	23.2	28.9
Foreign currency translation	0.5	—	(0.3)	0.2
Balance at December 31, 2014	7.6	54.0	27.9	89.5
Foreign currency translation	—	—	0.1	0.1
Acquisition adjustments	—	0.1	(15.0)	(14.9)
Balance at June 30, 2015	$7.6	$54.1	$13.0	$74.7

During the second quarter of 2015, we adjusted the preliminary goodwill recorded for Saet primarily to reflect the adjustments to the determination of fair value of acquired intangible assets. During the first half of 2015, we adjusted the preliminary goodwill recorded for Autoform primarily to reflect the adjustments to the determination of fair value of acquired intangible assets. The 2014 condensed consolidated financial statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements.

The increase in goodwill from January 1, 2014 is due to the acquisitions of Apollo, Autoform and Saet. The goodwill associated with the Apollo and Saet transactions is not deductible for income tax purposes.

NOTE 8 — Other Intangible Assets

Information regarding other intangible assets as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015				December 31, 2014
	Weighted Average Useful Life	Acquisition Cost	Accumulated Amortization	Net	Acquisition Cost	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	12.5 years	$76.8	$16.1	$60.7	$77.3	$13.2	$64.1
Indefinite-lived tradenames	*	18.7	—	18.7	14.0	—	14.0
Technology	19.4 years	16.3	0.5	15.8	8.2	0.1	8.1
Other	8.9 years	4.1	2.4	1.7	4.1	2.2	1.9
Total		$115.9	$19.0	$96.9	$103.6	$15.5	$88.1
* Not applicable, tradenames have an indefinite life.

Information regarding amortization expense of other intangibles assets follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Amortization expense	$1.5	$1.3	$3.2	$2.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

NOTE 9 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended June 30, 2015 and 2014:

	2015	2014
	(In millions)
Balance at January 1,	$6.9	$5.4
Claims paid	(2.2)	(1.0)
Warranty expense, net	1.4	1.6
Balance at June 30,	$6.1	$6.0

NOTE 10 — Financing Arrangements

Long-term debt consists of the following:

				Carrying Value at
	Issuance Date	Maturity Date	Interest Rate at June 30, 2015	June 30, 2015	December 31, 2014
				(In millions)
Senior Notes	April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit	—	July 31, 2019	1.69%	186.9	162.0
Term loan	—	July 31, 2019	2.31%	30.1	28.8
Other	Various	Various	Various	3.6	3.0
Total debt				470.6	443.8
Less current maturities				13.4	9.4
Total long-term debt, net of current portion				$457.2	$434.4

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
June 30, 2015

The Amended Credit Agreement was further amended in accordance with Amendments No. 1, 2 and 3 to the Amended Credit Agreement, dated October 24, 2014, January 20, 2015 and March 12, 2015, respectively (the “Amendments”). The Amendments:

•	increase the revolving credit facility from $230.0 million to $275.0 million;

•	increase the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing April 1, 2015;

•	reload the term loan up to $35.0 million from $15.5 million, of which $30.1 million has been borrowed and is outstanding as of June 30, 2015;

•	increase the Canadian sub-limit up to $25.0 million from $15.0 million;

•	increase the European sub-limit up to $25.0 million from $10.0 million; and

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
•the Canadian prime lending rate plus 0.0% to 1.0%; or
•the U.S. base rate plus 0.0% to 1.0%.

Under the Amended Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The term loan is amortized based on a seven-year schedule with the balance due at maturity. The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. Additionally, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $25.0 million.

The following table represents fair value information of the Company's Senior Notes, classified as Level 1, at June 30, 2015 and December 31, 2014. The fair value was estimated using quoted market prices.

	June 30, 2015	December 31, 2014
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$267.3	$266.3

NOTE 11 — Income Taxes

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate was 34.4% for the first six months of 2015 and 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015, the Company recorded an increase to unrecognized tax benefits of approximately $0.2 million related to prior year tax positions and accrued interest.

NOTE 12 — Stock-Based Compensation

A summary of Holdings' stock option activity as of June 30, 2015 and changes during the first six months of 2015 is presented below:

	2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	143,500	$16.76
Granted	—	—
Exercised	(60,000)	14.90
Canceled or expired	—	—
Outstanding - end of period	83,500	$18.10	2.1 years	$2.5
Options exercisable	83,500	$18.10	2.1 years	$2.5

A summary of Holdings' restricted share and performance share activity for the six months ended June 30, 2015 is as follows:

	2015
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	344,932	$33.55	28,000	$20.30
Granted	41,000	49.35	120,000	48.72
Vested	(139,748)	32.78	(14,000)	20.30
Canceled or expired	(21,501)	40.47	—	—
Outstanding - end of period	224,683	$36.25	134,000	$45.75

Total stock-based compensation expense included in selling, general and administrative expenses during the first six months of 2015 and 2014 was $2.9 million and $2.5 million, respectively. As of June 30, 2015, there was $14 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.9 years.

NOTE 13 — Commitments, Contingencies and Litigation Judgment

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

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

The Board of Directors of the Company formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

NOTE 14 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In millions)
Service costs	$0.6	$0.5	$1.2	$1.1	$—	$—	$—	$—
Interest costs	0.6	0.6	1.2	1.2	0.2	0.1	0.3	0.3
Expected return on plan assets	(2.5)	(2.5)	(5.0)	(5.1)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	0.1	0.3	0.3	0.4
Net periodic benefit (gains) costs	$(1.3)	$(1.4)	$(2.6)	$(2.8)	$0.3	$0.4	$0.6	$0.7

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$(10.4)	$(8.7)	$(19.1)	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments (a)	2.7	—	2.7	(2.6)	—	(2.6)
Recognition of actuarial loss (b)	—	0.1	0.1	—	0.3	0.3
Ending balance	$(7.7)	$(8.6)	$(16.3)	$(7.7)	$(8.6)	$(16.3)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$2.4	$0.5	$2.9	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	1.4	—	1.4	1.0	—	1.0
Recognition of actuarial loss (b)	—	—	—	—	(0.1)	(0.1)
Tax adjustment (c)	—	0.1	0.1	—	0.1	0.1
Ending balance	$3.8	$0.6	$4.4	$3.8	$0.6	$4.4

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income (loss) and included in the computation of net periodic benefit cost in selling, general and administrative expenses.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

(c)	The tax adjustments are reclassified out of accumulated other comprehensive income (loss) and included in income tax expense

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, condensed consolidating statements of income for the three and six months ended June 30, 2015 and 2014, condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Condensed Consolidating Balance Sheet
	June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.5	$42.1	$—	$42.6
Accounts receivable, net	—	154.6	62.2	—	216.8
Inventories, net	—	192.5	60.0	—	252.5
Deferred tax assets	—	27.4	0.7	—	28.1
Unbilled contract revenue	—	28.4	2.9	—	31.3
Receivable from affiliates	—	—	3.9	—	3.9
Other current assets	0.7	12.7	6.7	—	20.1
Total current assets	0.7	416.1	178.5	—	595.3
Investment in subsidiaries	495.4	169.8	—	(665.2)	—
Intercompany advances	247.7	70.7	158.2	(476.6)	—
Property, plant and equipment, net	6.8	107.1	34.9	—	148.8
Goodwill	—	56.5	18.2	—	74.7
Intangible assets, net	—	71.7	25.2	—	96.9
Other long-term assets	72.1	2.6	3.3	—	78.0
Total assets	$822.7	$894.5	$418.3	$(1,141.8)	$993.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$107.5	$40.0	$—	$147.5
Payable to affiliates	—	—	4.2	—	4.2
Accrued expenses and other	21.2	51.1	26.3	—	98.6
Total current liabilities	21.2	158.6	70.5	—	250.3
Long-term liabilities, less current portion:
Debt	455.2	1.7	0.3	—	457.2
Deferred tax liabilities	—	41.8	3.6	—	45.4
Other postretirement benefits and other long-term liabilities	26.7	8.1	6.0	—	40.8
Total long-term liabilities	481.9	51.6	9.9	—	543.4
Intercompany advances	119.5	211.5	145.6	(476.6)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	193.3	472.8	185.5	(658.4)	193.2
Noncontrolling interest	6.8	—	6.8	(6.8)	6.8
Total equity	200.1	472.8	192.3	(665.2)	200.0
Total liabilities and equity	$822.7	$894.5	$418.3	$(1,141.8)	$993.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Condensed Consolidating Balance Sheet
	December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.8	$44.5	$—	$48.3
Accounts receivable, net	—	148.3	59.7	—	208.0
Inventories, net	—	176.2	62.2	—	238.4
Deferred tax assets	—	27.4	0.7	—	28.1
Unbilled contract revenue	—	18.1	8.7	—	26.8
Receivable from affiliates	—	—	0.5	—	0.5
Other current assets	1.6	14.9	5.5	—	22.0
Total current assets	1.6	388.7	181.8	—	572.1
Investment in subsidiaries	451.8	162.6	—	(614.4)	—
Intercompany advances	249.5	86.0	161.2	(496.7)	—
Net property, plant and equipment	7.1	101.2	32.7	—	141.0
Goodwill	—	56.6	32.9	—	89.5
Intangible assets, net	—	74.6	13.5	—	88.1
Other long-term assets	68.0	1.8	3.4	—	73.2
Total assets	$778.0	$871.5	$425.5	$(1,111.1)	$963.9

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$2.2	$120.4	$39.5	$—	$162.1
Payable to affiliates	—	—	1.8	—	1.8
Accrued expenses and other	18.0	52.1	33.6	—	103.7
Total current liabilities	20.2	172.5	74.9	—	267.6
Long-term liabilities:
Debt, less current portion	432.2	2.0	0.2	—	434.4
Deferred tax liabilities	—	41.6	2.3	—	43.9
Other postretirement benefits and other long-term liabilities	25.1	9.0	6.0	—	40.1
Total long-term liabilities	457.3	52.6	8.5	—	518.4
Intercompany advances	122.6	214.2	159.9	(496.7)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	171.6	432.2	175.9	(608.1)	171.6
Noncontrolling interest	6.3	—	6.3	(6.3)	6.3
Total equity	177.9	432.2	182.2	(614.4)	177.9
Total liabilities and shareholder's equity	$778.0	$871.5	$425.5	$(1,111.1)	$963.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$586.6	$165.4	$—	$752.0
Cost of sales	—	505.1	128.1	—	633.2
Gross profit	—	81.5	37.3	—	118.8
Selling, general and administrative expenses	12.8	36.0	19.7	—	68.5
Income (loss) from subsidiaries	50.1	10.6	—	(60.7)	—
Operating income (loss)	37.3	56.1	17.6	(60.7)	50.3
Interest expense	13.2	—	0.5	—	13.7
Income (loss) before income taxes	24.1	56.1	17.1	(60.7)	36.6
Income tax expense	—	8.2	4.4	—	12.6
Net income (loss)	24.1	47.9	12.7	(60.7)	24.0
Net (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$23.6	$47.9	$12.2	$(60.2)	$23.5

Other comprehensive income (loss) (see note 16):
Net income (loss)	$24.1	$47.9	$12.7	$(60.7)	$24.0
Foreign currency translation adjustments	(2.6)	—	(2.6)	2.6	(2.6)
Recognition of actuarial loss, net of tax	0.3	0.1	—	(0.1)	0.3
Comprehensive income (loss), net of tax	21.8	48.0	10.1	(58.2)	21.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$21.3	$48.0	$9.6	$(57.7)	$21.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$530.0	$131.1	$—	$661.1
Cost of sales	—	444.5	99.6	—	544.1
Gross profit	—	85.5	31.5	—	117.0
Selling, general and administrative expenses	14.7	38.2	15.1	—	68.0
Income (loss) from subsidiaries	50.3	9.4	—	(59.7)	—
Operating income (loss)	35.6	56.7	16.4	(59.7)	49.0
Interest expense	12.0	—	1.0	—	13.0
Income (loss) before income taxes	23.6	56.7	15.4	(59.7)	36.0
Income tax expense	—	8.2	4.2	—	12.4
Net income (loss)	23.6	48.5	11.2	(59.7)	23.6
Net (income) loss attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Net income (loss) attributable to ParkOhio common shareholder	$23.0	$48.5	$10.6	$(59.1)	$23.0

Other comprehensive income (loss) (see note 16):
Net income (loss)	$23.6	$48.5	$11.2	$(59.7)	$23.6
Foreign currency translation adjustments	1.0	—	1.0	(1.0)	1.0
Recognition of actuarial loss, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	24.6	48.5	12.2	(60.7)	24.6
Comprehensive (income) loss attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$24.0	$48.5	$11.6	$(60.1)	$24.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$295.5	$81.8	$—	$377.3
Cost of sales	—	252.9	64.0	—	316.9
Gross profit	—	42.6	17.8	—	60.4
Selling, general and administrative expenses	6.5	18.3	9.7	—	34.5
Income (loss) from subsidiaries	26.1	5.2	—	(31.3)	—
Operating income (loss)	19.6	29.5	8.1	(31.3)	25.9
Interest expense	6.7	—	0.2	—	6.9
Income (loss) before income taxes	12.9	29.5	7.9	(31.3)	19.0
Income tax expense	—	4.4	1.8	—	6.2
Net income (loss)	12.9	25.1	6.1	(31.3)	12.8
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$12.7	$25.1	$5.9	$(31.1)	$12.6

Other comprehensive income (loss) (see note 16):
Net income (loss)	$12.9	$25.1	$6.1	$(31.3)	$12.8
Foreign currency translation adjustments	2.7	—	2.7	(2.7)	2.7
Recognition of actuarial loss, net of tax	0.1	(0.1)	—	0.1	0.1
Comprehensive income (loss), net of tax	15.7	25.0	8.8	(33.9)	15.6
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$15.5	$25.0	$8.6	$(33.7)	$15.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$273.1	$70.2	$—	$343.3
Cost of sales	—	228.8	53.5	—	282.3
Gross profit	—	44.3	16.7	—	61.0
Selling, general and administrative expenses	7.2	19.4	7.8	—	34.4
Income (loss) from subsidiaries	26.6	4.7	—	(31.3)	—
Operating income (loss)	19.4	29.6	8.9	(31.3)	26.6
Interest expense	6.3	—	0.4	—	6.7
Income (loss) before income taxes	13.1	29.6	8.5	(31.3)	19.9
Income tax expense	—	4.3	2.5	—	6.8
Net income (loss)	13.1	25.3	6.0	(31.3)	13.1
Net (income) loss attributable to noncontrolling interest	(0.4)	—	(0.4)	0.4	(0.4)
Net income (loss) attributable to ParkOhio common shareholder	$12.7	$25.3	$5.6	$(30.9)	$12.7

Other comprehensive income (loss) (see note 16):
Net income (loss)	$13.1	$25.3	$6.0	$(31.3)	$13.1
Foreign currency translation adjustments	1.4	—	1.4	(1.4)	1.4
Recognition of actuarial loss, net of tax	0.1	0.1	—	(0.1)	0.1
Comprehensive income (loss), net of tax	14.6	25.4	7.4	(32.8)	14.6
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	—	(0.4)	0.4	(0.4)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$14.2	$25.4	$7.0	$(32.4)	$14.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(18.6)	$(0.4)	$20.8	$(10.3)	$(8.5)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(14.8)	(5.1)	—	(19.9)
Net cash used in investing activities	—	(14.8)	(5.1)	—	(19.9)
FINANCING ACTIVITIES
Intercompany account change	(5.8)	12.1	(16.6)	10.3	—
Proceeds from term loans and other debt	3.3	—	—	—	3.3
Payments on term loans and other debt	(1.3)	(0.2)	—	—	(1.5)
Proceeds from revolving credit facility, net	24.9	—	—	—	24.9
Dividend paid to parent	(2.5)	—	—	—	(2.5)
Net cash (used) provided by financing activities	18.6	11.9	(16.6)	10.3	24.2
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
Decrease in cash and cash equivalents	—	(3.3)	(2.4)	—	(5.7)
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$0.5	$42.1	$—	$42.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(19.4)	$36.9	$2.2	$(4.4)	$15.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(5.1)	(7.0)	—	(12.3)
Proceeds from sale of assets	—	0.5	—	—	0.5
Business acquisitions, net of cash acquired	—	—	(5.9)	—	(5.9)
Net cash used in investing activities	(0.2)	(4.6)	(12.9)	—	(17.7)
FINANCING ACTIVITIES
Intercompany account change	10.6	(31.6)	16.6	4.4	—
Payments on term loans and other debt	(1.8)	(0.2)	(2.3)	—	(4.3)
Proceeds from revolving credit facility, net	15.8	—	—	—	15.8
Dividend paid to parent	(5.0)	—	—	—	(5.0)
Other	—	—	(1.3)	—	(1.3)
Net cash provided (used) by financing activities	19.6	(31.8)	13.0	4.4	5.2
Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)
Increase in cash and cash equivalents	—	0.5	1.5	—	2.0
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$1.2	$44.5	$—	$45.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber components, gasoline direct injection systems and fuel filler and hydraulic fluid assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), on a sole-source basis.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading equipment, industrial oven systems, and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, locomotive and rail manufacturing, and aerospace and defense industries.

Sales, segment operating income and other relevant financial data for these three segments are provided in Note 3 to the condensed consolidated financial statements, included elsewhere herein.

Primary Factors Affecting 2015 Results

The following factors most affected our consolidated results for the three and six months ended June 30, 2015:

•
Our 2014 strategic bolt-on acquisitions of Apollo, Autoform and Saet added a combined $28.9 million and $56.0 million of incremental revenues in the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us for the three and six months ended June 30, 2015.

•
In addition to our net sales growth associated with acquisitions, during the second quarter of 2015, our organic net sales growth was $5.2 million, or 1.5%. Our organic net sales growth for the second quarter of 2015 is primarily due to sales increases in the Supply Technologies segment and our Aluminum business unit of the Assembly Components segment.

•
Overall, we had net sales growth of 9.9% for the second quarter of 2015 when compared to the same period in the prior year. Gross margin as a percentage of sales declined from 17.8% in the second quarter of 2014 to 16.0% in the second quarter of 2015. The gross margin decline is attributable to declines in higher margin new equipment and aftermarket sales volume to the oil and gas, steel and aerospace end markets in our Engineered Products segment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$377.3	$343.3	$34.0	9.9%
Cost of sales	316.9	282.3	34.6	12.3%
Gross profit	60.4	61.0	(0.6)	(1.0)%
Gross profit as a percentage of net sales	16.0%	17.8%
SG&A expenses	34.5	34.4	0.1	0.3%
SG&A as a percentage of net sales	9.1%	10.0%
Operating income	25.9	26.6	(0.7)	(2.6)%
Interest expense	6.9	6.7	0.2	3.0%
Income before income taxes	19.0	19.9	(0.9)	(4.5)%
Income tax expense	6.2	6.8	(0.6)	(8.8)%
Net income	12.8	13.1	(0.3)	(2.3)%
Net income attributable to noncontrolling interest	(0.2)	(0.4)	0.2	(50.0)%
Net income attributable to ParkOhio common shareholder	$12.6	$12.7	$(0.1)	(0.8)%

Net Sales:

Net sales increased $34.0 million, or 9.9%, to $377.3 million in the second quarter of 2015, compared to $343.3 million in the same period in 2014, mainly due to the incremental sales from acquisitions of $28.9 million and the increase in organic net sales volume.

The factors explaining the changes in segment revenues for the three months ended June 30, 2015 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $34.6 million to $316.9 million in the second quarter of 2015, compared to $282.3 million in the same period in 2014. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $24.6 million and the increase in organic net sales volumes.

The gross profit margin percentage was 16.0% in the second quarter of 2015 compared to 17.8% in the same period in 2014. The decrease in gross margin percentage is largely due to a decline in higher margin new equipment and aftermarket sales volume in the oil and gas, steel and aerospace end markets in our Engineered Products segment.

Selling, General &Administrative (“SG&A”) Expenses:

Consolidated SG&A expenses increased $0.1 million to $34.5 million in the second quarter of 2015, compared to $34.4 million in the same period in 2014. SG&A expenses as a percent of sales decreased to 9.1% in the second quarter of 2015 compared to 10.0% in the second quarter of 2014 due to a $1.6 million reduction in professional fees.

Interest Expense:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Interest expense	$6.9	$6.7	$0.2	3.0%
Average outstanding borrowings	$461.6	$389.1	$72.5	18.6%
Average borrowing rate	5.98%	6.89%

Interest expense increased $0.2 million in the second quarter of 2015 compared to the same period in 2014. Average borrowings in the second quarter of 2015 were higher when compared to the same period in 2014 due to additional borrowings to fund acquisitions and working capital. The average borrowing rate in second quarter of 2015 has decreased 91 basis points in the second quarter of 2015 compared to the same period in 2014, reflecting lower interest rates on the revolving credit facility in 2015 compared to 2014.

Income Tax Expense:

The provision for income taxes was $6.2 million, at a 32.6% effective income tax rate, in the second quarter of 2015. This was comparable to income taxes of $6.8 million, at a 34.2% effective income tax rate, in the second quarter of 2014.

Net Income:

Net income decreased $0.3 million to $12.8 million in the second quarter of 2015, compared to $13.1 million in the same period of 2014 for the reasons described above.

Net Income Attributable to Noncontrolling Interest:

Net income attributable to noncontrolling interest was $0.2 million for the second quarter of 2015 and $0.4 million for the second quarter of 2014 and was deducted from net income to derive net income attributable to ParkOhio common shareholders.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder decreased $0.1 million to $12.6 million in the second quarter of 2015, compared to $12.7 million in the same period of 2014, due to the reasons described above.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$752.0	$661.1	$90.9	13.7%
Cost of sales	633.2	544.1	89.1	16.4%
Gross profit	118.8	117.0	1.8	1.5%
Gross profit as a percentage of net sales	15.8%	17.7%
SG&A expenses	68.5	68.0	0.5	0.7%
SG&A as a percentage of net sales	9.1%	10.3%
Operating income	50.3	49.0	1.3	2.7%
Interest expense	13.7	13.0	0.7	5.4%
Income before income taxes	36.6	36.0	0.6	1.7%
Income tax expense	12.6	12.4	0.2	1.6%
Net income	24.0	23.6	0.4	1.7%
Net income attributable to noncontrolling interest	(0.5)	(0.6)	0.1	(16.7)%
Net income attributable to ParkOhio common shareholder	$23.5	$23.0	$0.5	2.2%

Net Sales:

Net sales increased $90.9 million, or 13.7%, to $752.0 million in the first six months of 2015, compared to $661.1 million in the same period in 2014, mainly due to the incremental sales from acquisitions of $56.0 million and organic volume increases from each of our segments. Organic net sales growth was $34.9 million, or 5.3%, compared to the same period in 2014.

The factors explaining the changes in segment revenues for the six months ended June 30, 2015 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $89.1 million to $633.2 million in the first six months of 2015, compared to $544.1 million in the same period in 2014. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $48.2 million and the increase in organic net sales volumes.

The gross profit margin percentage was 15.8% in the first six months of 2015 compared to 17.7% in the same period in 2014. The decrease in gross margin percentage is largely due to a decline in higher margin new equipment and aftermarket sales volume to the oil and gas, steel, and military and commercial aerospace end markets in our Engineered Products segment.

SG&A Expenses:

Consolidated SG&A expenses increased $0.5 million to $68.5 million in the first six months of 2015, compared to $68.0 million in the same period in 2014, Even though we incurred $4.7 million of incremental SG&A costs in the first six months of 2015 associated with recent acquisitions, SG&A expenses as a percent of sales decreased to 9.1% in the first six months of 2015 compared to 10.3% in the first six months of 2014 due to a reduction in professional fees.

Interest Expense:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Interest expense	$13.7	$13.0	$0.7	5.4%
Average outstanding borrowings	$454.5	$385.7	$68.8	17.8%
Average borrowing rate	6.03%	6.74%

Interest expense increased $0.7 million in the first six months of 2015 compared to the same period in 2014. Average borrowings in the first six months of 2015 were higher when compared to the same period in 2014 due to additional borrowings to fund acquisitions and working capital. The average borrowing rate in the first six months of 2015 has decreased 71 basis points in the first six months of 2015 compared to the same period in 2014, reflecting lower interest rates on the revolving credit facility in 2015 compared to 2014.

Income Tax Expense:

The provision for income taxes was $12.6 million, at a 34.4% effective income tax rate, in the first six months of 2015. This was comparable to income taxes of $12.4 million, at a 34.4% effective income tax rate, in the first six months of 2014.

Net Income:

Net income increased $0.4 million to $24.0 million for the first six months of 2015, compared to $23.6 million for the first six months of 2014, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

Net income attributable to noncontrolling interest was $0.5 million for the first six months of 2015 and $0.6 million for the first six months of 2014 and was deducted from net income to derive net income attributable to ParkOhio common shareholders.
Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.5 million to $23.5 million in the first six months of 2015, compared to $23.0 million in the same period of 2014, due to the reasons described above.

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Supply Technologies	40%	41%	(1)%	40%	42%	(2)%
Assembly Components	37%	36%	1%	37%	35%	2%
Engineered Products	23%	23%	—%	23%	23%	—%

Segment Operating Income:
Supply Technologies	41%	31%	10%	43%	33%	10%
Assembly Components	43%	37%	6%	39%	33%	6%
Engineered Products	16%	32%	(16)%	18%	34%	(16)%

Supply Technologies Segment

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$150.2	$142.4	$7.8	5%
Segment operating income	$13.0	$10.4	$2.6	25%
Segment operating income margin	8.7%	7.3%

Net Sales: The majority of our growth in the second quarter of 2015 when compared to the second quarter of 2014 was organic growth in our diversified end markets. This growth was driven by strong demand in the heavy-duty truck market, the power sports and recreational equipment market, and the semiconductor market. In addition, our fastener manufacturing division generated sales increases of 23% in the second quarter of 2015 compared to the same period in 2014 due to strong demand and new business from our automotive customers.

Segment Operating Income: With increases in net sales, segment operating income increased $2.6 million, or 25%, to $13.0 million. Segment operating income margin was 8.7%, which was a 140 basis-point increase compared to the prior year's second quarter segment operating income margin of 7.3%. These improvements were driven largely by improved operating leverage and the full integration of acquisitions.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$301.6	$276.8	$24.8	9%
Segment operating income	$27.2	$20.5	$6.7	33%
Segment operating income margin	9.0%	7.4%

Net Sales: The majority of our growth in the first six months of 2015 when compared to the first six months of 2014 was organic growth in our diversified markets. This growth was driven by strong demand in the heavy-duty truck market, the power sports and recreational equipment market, the semiconductor market, and the consumer electronics market. In addition, our fastener manufacturing division generated sales increases of 23% in the first six months of 2015 compared to the same period in 2014 due to strong demand and new business from our automotive customers.

Segment Operating Income: With increases in net sales, segment operating income increased $6.7 million, or 33%, to $27.2 million. Segment operating income margin was 9.0%, which was a 160 basis-point increase compared to the prior year's first six months segment operating income margin of 7.4%. These improvements were driven largely by improved operating leverage, the full integration of the late 2013 and 2014 European acquisitions and the continued focus on more highly engineered products in the portfolio.

Assembly Components Segment

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$139.8	$122.0	$17.8	15%
Segment operating income	$13.6	$12.2	$1.4	11%
Segment operating income margin	9.7%	10.0%

Net Sales: The significant increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business and the incremental revenues in 2015 associated with the acquisition of Autoform of approximately $15.9 million in the second quarter of 2015.

Segment Operating Income: Segment operating income increased 11% in the second quarter of 2015 compared to the same period in 2014. Our segment operating income margin was 9.7% in the second quarter of 2015 and 10.0% in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$280.3	$230.1	$50.2	22%
Segment operating income	$24.2	$20.3	$3.9	19%
Segment operating income margin	8.6%	8.8%

Net Sales: The increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business and the incremental revenues in 2015 associated with the acquisition of Autoform of approximately $30.8 million in the first six months of 2015.

Segment Operating Income: Segment operating income increased 19% in the first six months of 2015 compared to the same period in 2014. Our segment operating income margin was 8.6% in the first six months of 2015 compared to 8.9% during the same period of 2014.

Engineered Products Segment

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$87.3	$78.9	$8.4	11%
Segment operating income	$5.2	$10.7	$(5.5)	(51)%
Segment operating income margin	6.0%	13.6%

Net Sales: Our industrial equipment business net sales increased in the second quarter of 2015 by 21%. However, our aftermarket business decreased 13% in the second quarter of 2015 compared to the second quarter of 2014 due to softening demand in the oil and gas, and steel end markets. Our forging business sales declined 21% year over year as sales were unfavorably impacted by reduced demand for military and commercial aircraft forging products during the second quarter of 2015.

Segment Operating Income: Although sales increased in the second quarter of 2015, segment operating income margin decreased in the second quarter of 2015 to 6.0% of net sales compared to 13.6% in the same period of 2014. The operating margin decline was primarily due to unfavorable sales mix in our induction business and volume declines experienced in our pipe threading and forging businesses related to weak demand for products sold to the oil and gas, steel, and military and commercial aerospace customers.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$170.1	$154.2	$15.9	10%
Segment operating income	$11.4	$21.3	$(9.9)	(46)%
Segment operating income margin	6.7%	13.8%

Net Sales: Our industrial equipment business net sales increased in the first six months of 2015 by 19%. However, our aftermarket business decreased 15% in the first six months of 2015 compared to the first six months of 2014. Our forging business sales declined 15% year over year as sales were unfavorably impacted by reduced demand for rail, and military and commercial aircraft forging products.

Segment Operating Income: Although sales increased in the first six months 2015, segment operating income margin decreased in the first six months of 2015 to 6.7% of net sales compared to 13.8% in the same period of 2014. The operating margin decline was primarily due to unfavorable sales mix in our induction business and volume declines experienced in our pipe threading and forging business related to weak demand for products sold to the oil and gas, steel, and military and commercial aerospace customers.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2014 contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Amended Credit Agreement, which consisted of borrowings of $217.0 million at June 30, 2015. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.1 million during the six-month period ended June 30, 2015.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2015, we recorded an unfavorable foreign currency translation adjustment of $2.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the Euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At June 30, 2015, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2015:

We were a co-defendant in approximately 230 cases asserting claims on behalf of approximately 500 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

The Board of Directors of the Company formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits

The following exhibits are included herein:

10.1
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed on August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2	Form of Cash Bonus Agreement (filed as Exhibit 10.2 to Form 10-Q of Park-Ohio Holdings Corp. filed on August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3
Park-Ohio Holdings Corp. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp. filed on June 4, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By:	/s/ Patrick W. Fogarty
Name:	Patrick W. Fogarty
Title:	Director of Corporate Development and Interim Chief Financial Officer
Date: August 13, 2015

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended June 30, 2015

Exhibit

10.1
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed on August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.2	Form of Cash Bonus Agreement (filed as Exhibit 10.2 to Form 10-Q of Park-Ohio Holdings Corp. filed on August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3
Park-Ohio Holdings Corp. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp. filed on June 4, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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