Form 10-Q
period 2015-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2015-11-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2015, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 42.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	December 31, 2014
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$53.3	$48.3
Accounts receivable, less allowances for doubtful accounts of $3.7 million at September 30, 2015 and $4.1 million at December 31, 2014	218.7	208.0
Inventories, net	247.8	238.4
Deferred tax assets	28.2	28.1
Unbilled contract revenue	32.7	26.8
Receivable from affiliates	4.4	0.5
Other current assets	24.3	22.0
Total current assets	609.4	572.1
Property, plant and equipment, net	153.3	141.0
Goodwill	72.4	89.5
Intangible assets, net	94.9	88.1
Other long-term assets	79.8	73.2
Total assets	$1,009.8	$963.9
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$136.0	$162.1
Payable to affiliates	4.1	1.8
Accrued expenses and other	106.5	103.7
Total current liabilities	246.6	267.6
Long-term liabilities:
Debt, less current portion	463.9	434.4
Deferred tax liabilities	45.4	43.9
Other postretirement benefits and other long-term liabilities	41.5	40.1
Total long-term liabilities	550.8	518.4
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	93.9	88.6
Retained earnings	128.8	97.0
Accumulated other comprehensive loss	(17.1)	(14.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	205.6	171.6
Noncontrolling interest	6.8	6.3
Total equity	212.4	177.9
Total liabilities and shareholder's equity	$1,009.8	$963.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net sales	$364.4	$344.6	$1,116.4	$1,005.7
Cost of sales	302.1	284.0	935.3	828.1
Gross profit	62.3	60.6	181.1	177.6
Selling, general and administrative expenses	34.6	33.9	103.1	102.0
Operating income	27.7	26.7	78.0	75.6
Interest expense	7.0	6.5	20.7	19.4
Income before income taxes	20.7	20.2	57.3	56.2
Income tax expense	7.4	7.5	20.0	19.9
Net income	13.3	12.7	37.3	36.3
Net income attributable to noncontrolling interest	—	(0.2)	(0.5)	(0.8)
Net income attributable to ParkOhio common shareholder	$13.3	$12.5	$36.8	$35.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net income	$13.3	$12.7	$37.3	$36.3
Other comprehensive income:
Foreign currency translation loss	(0.9)	(4.9)	(3.5)	(3.9)
Pension and postretirement benefit adjustments, net of tax	0.1	0.1	0.4	0.1
Total other comprehensive loss	(0.8)	(4.8)	(3.1)	(3.8)
Total comprehensive income, net of tax	12.5	7.9	34.2	32.5
Comprehensive income attributable to noncontrolling interest	—	(0.2)	(0.5)	(0.8)
Comprehensive income attributable to ParkOhio common shareholder	$12.5	$7.7	$33.7	$31.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2015	$—	$88.6	$97.0	$(14.0)	$6.3	$177.9
Other comprehensive income (loss)	—	—	36.8	(3.1)	0.5	34.2
Share-based compensation expense	—	5.3	—	—	—	5.3
Dividend paid to parent	—	—	(5.0)	—	—	(5.0)
Balance at September 30, 2015	$—	$93.9	$128.8	$(17.1)	$6.8	$212.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
OPERATING ACTIVITIES
Net income	$37.3	$36.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.6	15.8
Share-based compensation	5.3	4.2
Other	—	(0.7)
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	(14.5)	(33.9)
Inventories and other current assets	(21.8)	(4.5)
Accounts payable and accrued expenses	(23.0)	25.5
Other	3.4	(6.1)
Net cash provided by operating activities	7.3	36.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31.1)	(13.9)
Proceeds from sale of assets	—	2.0
Business acquisitions, net of cash acquired	—	(5.4)
Net cash used by investing activities	(31.1)	(17.3)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	2.3	—
Payments on term loans and other debt	(3.5)	(4.1)
Proceeds from (payments on) revolving credit facility, net	27.6	(0.5)
Proceeds from capital lease credit facility	10.3	—
Dividend paid to parent	(5.0)	(7.5)
Other	—	(1.3)
Net cash provided (used) by financing activities	31.7	(13.4)
Effect of exchange rate changes on cash	(2.9)	3.1
Increase in cash and cash equivalents	5.0	9.0
Cash and cash equivalents at beginning of period	48.3	43.7
Cash and cash equivalents at end of period	$53.3	$52.7
Income taxes paid	$13.3	$19.5
Interest paid	$14.6	$13.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for disposals to qualify as discontinued operations and requires new disclosures for discontinued operations and for individually material disposal transactions that do not meet the definition of a discontinued operation. The ASU is effective prospectively for reporting periods beginning with the first quarter of 2015. The adoption had no effect on our consolidated financial statement as it only applies to future disposals.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The new guidance will only impact the presentation of the Company's financial position and is not expected to materially affect the Company's results of operations or other financial statement disclosures..

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years after December 15, 2015 and interim periods within those fiscal years. The new guidance will be applied prospectively, and the impact of adoption will be dependent on the nature of measurement period adjustments that may be necessary.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net sales:
Supply Technologies	$143.1	$143.4	$444.7	$420.2
Assembly Components	149.3	121.6	429.6	351.7
Engineered Products	72.0	79.6	242.1	233.8
	$364.4	$344.6	$1,116.4	$1,005.7
Income before income taxes:
Supply Technologies	$13.0	$12.2	$40.2	$32.7
Assembly Components	17.7	11.0	41.9	31.3
Engineered Products	4.3	11.5	15.7	32.8
Total segment operating income	35.0	34.7	97.8	96.8
Corporate costs	(7.3)	(8.0)	(19.8)	(21.2)
Interest expense	(7.0)	(6.5)	(20.7)	(19.4)
Income before income taxes	$20.7	$20.2	$57.3	$56.2

	September 30, 2015	December 31, 2014
	(In millions)
Identifiable assets:
Supply Technologies	$286.4	$277.6
Assembly Components	360.6	340.5
Engineered Products	249.6	246.9
General corporate	113.2	98.9
	$1,009.8	$963.9

NOTE 4 — Acquisitions

The following table summarizes the Company's recent acquisitions:

Description	Date of Transaction	Purchase Consideration		Acquired	Segment
		(In millions)
Saet S.p.A	December 4, 2014	$22.1	*	100% of equity	Engineered Products

A leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions through its locations in Italy, China, India and Tennessee, and head quartered in Turin, Italy.

Autoform Tool & Manufacturing	October 10, 2014	$48.9	*	100% of equity	Assembly Components
A supplier of high pressure fuel lines and fuel rails used in Gasoline Direct Injection systems across a large number of engine platforms located in Angola, Indiana.
Apollo Group Limited	June 10, 2014	$6.5	*	100% of equity	Supply Technologies
A supply chain management services company providing Class C production components and supply chain solutions to aerospace customers worldwide located in West Midlands, England.
* Purchase consideration is net of cash acquired.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

The Apollo purchase agreement provides for the payment of contingent consideration of approximately $2.4 million based on the achievement of certain EBITDA targets over two years. The fair value of the earn-out, valued using level 3 inputs, was approximately $1.1 million at the date of the acquisition for a total purchase consideration of $6.5 million and at September 30, 2015, the fair value of the earn-out was approximately $1.9 million. The contingent consideration, if earned, would be paid in the third quarter of 2016.

The acquisition of Autoform was accounted for under the acquisition method of accounting. The purchase price allocation relating to the Autoform acquisition is subject to further adjustment until all pertinent information regarding finalization of the intangible assets and deferred income tax assets and liabilities are fully evaluated by the Company and independent valuations are complete. Revisions to these estimates as fair values are finalized will be reflected in the financial statements throughout the measurement period.

The acquisition of Saet was accounted for under the acquisition method of accounting. At December 31, 2014, the entire purchase price allocation was preliminary with the fair values of the assets acquired and liabilities assumed estimated based on their carrying values with the excess consideration of $23.2 million preliminarily recorded as goodwill. During the third quarter of 2015, the Company received preliminary third-party valuations for the inventories, intangible assets and tangible assets. The Company recorded adjustments resulting in a decrease to goodwill of approximately $16.4 million, primarily offset by an increase in tradenames and technology intangible assets of $4.7 million and $8.7 million, respectively. These preliminary estimates may be further revised during the measurement period in 2015 as all pertinent information regarding finalization of the third-party valuations for inventories, intangible assets, goodwill, tangible assets, other liabilities and deferred income tax assets and liabilities acquired are fully evaluated by the Company.

NOTE 5 — Accounts Receivable

We sell accounts receivable to reduce accounts receivable concentration risk and to provide additional financing capacity. The following table summarizes accounts receivable sold and the losses recorded on the sales of accounts receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Accounts receivable sold	$27.7	$23.9	$89.8	$70.1
Loss on sale of accounts receivable	$(0.2)	$(0.1)	$(0.5)	$(0.3)

The loss on the sale of accounts receivable is recorded in selling, general and administrative expenses. These losses represent the implicit interest on the transaction.

NOTE 6 — Inventories

The components of inventory consist of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Finished goods	$143.8	$146.0
Work in process	36.8	19.8
Raw materials and supplies	67.2	72.6
Inventories, net	$247.8	$238.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by segment for the periods ended September 30, 2015 and December 31, 2014 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2014	$6.4	$49.0	$5.0	$60.4
Acquisitions	0.7	5.0	23.2	28.9
Foreign currency translation	0.5	—	(0.3)	0.2
Balance at December 31, 2014	7.6	54.0	27.9	89.5
Foreign currency translation	(0.2)	—	(0.6)	(0.8)
Acquisition adjustments	—	0.1	(16.4)	(16.3)
Balance at September 30, 2015	$7.4	$54.1	$10.9	$72.4

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

NOTE 8 — Other Intangible Assets

Information regarding other intangible assets as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015				December 31, 2014
	Weighted Average Useful Life	Acquisition Cost	Accumulated Amortization	Net	Acquisition Cost	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	12.2 years	$76.5	$17.3	$59.2	$77.3	$13.2	$64.1
Indefinite-lived tradenames	*	18.7	—	18.7	14.0	—	14.0
Technology	19.1 years	16.1	0.7	15.4	8.2	0.1	8.1
Other	8.7 years	4.1	2.5	1.6	4.1	2.2	1.9
Total		$115.4	$20.5	$94.9	$103.6	$15.5	$88.1
* Not applicable, tradenames have an indefinite life.

Information regarding amortization expense of other intangibles assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Amortization expense	$1.6	$1.0	$4.8	$3.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

NOTE 9 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended September 30,

	2015	2014
	(In millions)
Balance at January 1,	$6.9	$5.4
Claims paid	(2.6)	(2.0)
Warranty expense, net	1.8	1.9
Balance at September 30,	$6.1	$5.3

NOTE 10 — Financing Arrangements

Long-term debt consists of the following:

				Carrying Value at
	Issuance Date	Maturity Date	Interest Rate at September 30, 2015	September 30, 2015	December 31, 2014
				(In millions)
Senior Notes	April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit	—	July 31, 2019	1.69%	186.5	162.0
Term loan	—	July 31, 2019	2.31%	28.9	28.8
Other, including capital leases	Various	Various	Various	15.2	3.0
Total debt				480.6	443.8
Less current maturities				16.7	9.4
Total long-term debt, net of current portion				$463.9	$434.4

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million dollars for Capital Leases. As of September 30, 2015 the Company had utilized $10.3 million of the available balance.

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
September 30, 2015

The Amended Credit Agreement was further amended in accordance with Amendments No. 1, 2 and 3 to the Amended Credit Agreement, dated October 24, 2014, January 20, 2015 and March 12, 2015, respectively (the “Amendments”). The Amendments:

•	increase the revolving credit facility from $230.0 million to $275.0 million;

•	increase the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing April 1, 2015;

•	reload the term loan up to $35.0 million from $15.5 million, of which $28.9 million has been borrowed and is outstanding as of September 30, 2015;

•	increase the Canadian sub-limit up to $25.0 million from $15.0 million;

•	increase the European sub-limit up to $25.0 million from $10.0 million; and

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

The following table represents fair value information of the Company's 8.125% Senior Notes due 2021, classified as Level 1, at September 30, 2015 and December 31, 2014. The fair value was estimated using quoted market prices.

	September 30, 2015	December 31, 2014
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$261.9	$266.3

NOTE 11 — Income Taxes

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate was 34.9% for the first nine months of 2015 and 35.4% for the first nine months of 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2015, the Company recorded an increase to unrecognized tax benefits of approximately $0.3 million related to prior year tax positions and accrued interest. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $3.0 million as a result of the revaluation of existing uncertain tax positions arising from the closure of tax statutes.

NOTE 12 — Stock-Based Compensation

A summary of Holdings' stock option activity as of September 30, 2015 and changes during the first nine months of 2015 is presented below:

	2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	143,500	$16.76
Granted	—	—
Exercised	(75,000)	14.94
Canceled or expired	—	—
Outstanding - end of period	68,500	$18.75	1.9 years	$0.7
Options exercisable	68,500	$18.75	1.9 years	$0.7

A summary of Holdings' restricted share activity for the nine months ended September 30, 2015 is as follows:

	2015
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	344,932	$33.55	28,000	$20.30
Granted	65,500	45.50	120,000	48.72
Vested	(160,586)	30.97	(14,000)	20.30
Canceled or expired	(21,501)	40.47	—	—
Outstanding - end of period	228,345	$38.14	134,000	$45.75

Total stock-based compensation expense included in selling, general and administrative expenses during the first nine months of 2015 and 2014 was $5.3 million and $4.2 million, respectively. As of September 30, 2015, there was $12.8 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.8 years.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

NOTE 14 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In millions)
Service costs	$0.7	$0.6	$1.9	$1.7	$—	$—	$—	$—
Interest costs	0.5	0.5	1.7	1.7	0.2	0.2	0.5	0.5
Expected return on plan assets	(2.6)	(2.5)	(7.6)	(7.6)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	0.2	0.1	0.5	0.4
Net periodic benefit (gains) costs	$(1.4)	$(1.4)	$(4.0)	$(4.2)	$0.4	$0.3	$1.0	$0.9

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$(7.7)	$(8.6)	$(16.3)	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments (a)	(0.9)	—	(0.9)	(3.5)	—	(3.5)
Recognition of actuarial loss (b)	—	0.1	0.1	—	0.4	0.4
Ending balance	$(8.6)	$(8.5)	$(17.1)	$(8.6)	$(8.5)	$(17.1)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$3.8	$0.6	$4.4	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	(4.9)	—	(4.9)	(3.9)	—	(3.9)
Recognition of actuarial loss (b)	—	0.1	0.1	—	0.1	0.1
Ending balance	$(1.1)	$0.7	$(0.4)	$(1.1)	$0.7	$(0.4)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)
The recognition of actuarial losses are reclassified out of accumulated other comprehensive income (loss) and included in the computation of net periodic benefit cost in selling, general and administrative expenses, net the effect of tax adjustments.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, condensed consolidating statements of income for the three and nine months ended September 30, 2015 and 2014, condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Condensed Consolidating Balance Sheet
	September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.5	$48.8	$—	$53.3
Accounts receivable, net	—	163.6	55.1	—	218.7
Inventories, net	—	185.5	62.3	—	247.8
Deferred tax assets	—	27.4	0.8	—	28.2
Unbilled contract revenue	—	28.6	4.1	—	32.7
Receivable from affiliates	—	—	4.4	—	4.4
Other current assets	0.7	17.1	6.5	—	24.3
Total current assets	0.7	426.7	182.0	—	609.4
Investment in subsidiaries	523.3	170.9	—	(694.2)	—
Intercompany advances	255.4	63.4	155.0	(473.8)	—
Property, plant and equipment, net	6.8	110.7	35.8	—	153.3
Goodwill	—	56.5	15.9	—	72.4
Intangible assets, net	—	70.5	24.4	—	94.9
Other long-term assets	73.1	3.1	3.6	—	79.8
Total assets	$859.3	$901.8	$416.7	$(1,168.0)	$1,009.8

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$96.5	$39.5	$—	$136.0
Payable to affiliates	—	—	4.1	—	4.1
Accrued expenses and other	31.6	49.6	25.3	—	106.5
Total current liabilities	31.6	146.1	68.9	—	246.6
Long-term liabilities:
Debt, less current portion	453.6	9.8	0.5	—	463.9
Deferred tax liabilities	—	41.8	3.6	—	45.4
Other postretirement benefits and other long-term liabilities	26.8	7.4	7.3	—	41.5
Total long-term liabilities	480.4	59.0	11.4	—	550.8
Intercompany advances	134.9	197.0	141.9	(473.8)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	205.6	499.7	187.7	(687.4)	205.6
Noncontrolling interest	6.8	—	6.8	(6.8)	6.8
Total equity	212.4	499.7	194.5	(694.2)	212.4
Total liabilities and equity	$859.3	$901.8	$416.7	$(1,168.0)	$1,009.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Condensed Consolidating Balance Sheet
	December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.8	$44.5	$—	$48.3
Accounts receivable, net	—	148.3	59.7	—	208.0
Inventories, net	—	176.2	62.2	—	238.4
Deferred tax assets	—	27.4	0.7	—	28.1
Unbilled contract revenue	—	18.1	8.7	—	26.8
Receivable from affiliates	—	—	0.5	—	0.5
Other current assets	1.6	14.9	5.5	—	22.0
Total current assets	1.6	388.7	181.8	—	572.1
Investment in subsidiaries	451.8	162.6	—	(614.4)	—
Intercompany advances	249.5	86.0	161.2	(496.7)	—
Property, plant and equipment, net	7.1	101.2	32.7	—	141.0
Goodwill	—	56.6	32.9	—	89.5
Intangible assets, net	—	74.6	13.5	—	88.1
Other long-term assets	68.0	1.8	3.4	—	73.2
Total assets	$778.0	$871.5	$425.5	$(1,111.1)	$963.9

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$2.2	$120.4	$39.5	$—	$162.1
Payable to affiliates	—	—	1.8	—	1.8
Accrued expenses and other	18.0	52.1	33.6	—	103.7
Total current liabilities	20.2	172.5	74.9	—	267.6
Long-term liabilities:
Debt, less current portion	432.2	2.0	0.2	—	434.4
Deferred tax liabilities	—	41.6	2.3	—	43.9
Other postretirement benefits and other long-term liabilities	25.1	9.0	6.0	—	40.1
Total long-term liabilities	457.3	52.6	8.5	—	518.4
Intercompany advances	122.6	214.2	159.9	(496.7)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	171.6	432.2	175.9	(608.1)	171.6
Noncontrolling interest	6.3	—	6.3	(6.3)	6.3
Total equity	177.9	432.2	182.2	(614.4)	177.9
Total liabilities and shareholder's equity	$778.0	$871.5	$425.5	$(1,111.1)	$963.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$872.7	$243.7	$—	$1,116.4
Cost of sales	—	745.4	189.9	—	935.3
Gross profit	—	127.3	53.8	—	181.1
Selling, general and administrative expenses	20.0	53.4	29.7	—	103.1
Income (loss) from subsidiaries	77.2	14.1	—	(91.3)	—
Operating income (loss)	57.2	88.0	24.1	(91.3)	78.0
Interest expense	19.9	—	0.8	—	20.7
Income (loss) before income taxes	37.3	88.0	23.3	(91.3)	57.3
Income tax expense	—	13.6	6.4	—	20.0
Net income (loss)	37.3	74.4	16.9	(91.3)	37.3
Net (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$36.8	$74.4	$16.4	$(90.8)	$36.8

Other comprehensive income (loss) (see note 16):
Net income (loss)	$37.3	$74.4	$16.9	$(91.3)	$37.3
Foreign currency translation adjustments	(3.5)	—	(3.5)	3.5	(3.5)
Recognition of actuarial loss, net of tax	0.4	0.1	—	(0.1)	0.4
Comprehensive income (loss), net of tax	34.2	74.5	13.4	(87.9)	34.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$33.7	$74.5	$12.9	$(87.4)	$33.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$806.4	$199.3	$—	$1,005.7
Cost of sales	—	675.3	152.8	—	828.1
Gross profit	—	131.1	46.5	—	177.6
Selling, general and administrative expenses	19.6	56.6	25.8	—	102.0
Income (loss) from subsidiaries	75.0	12.3	—	(87.3)	—
Operating income (loss)	55.4	86.8	20.7	(87.3)	75.6
Interest expense	19.1	—	0.3	—	19.4
Income (loss) before income taxes	36.3	86.8	20.4	(87.3)	56.2
Income tax expense	—	14.2	5.7	—	19.9
Net income (loss)	36.3	72.6	14.7	(87.3)	36.3
Net (income) loss attributable to noncontrolling interest	(0.8)	—	(0.8)	0.8	(0.8)
Net income (loss) attributable to ParkOhio common shareholder	$35.5	$72.6	$13.9	$(86.5)	$35.5

Other comprehensive income (loss) (see note 16):
Net income (loss)	$36.3	$72.6	$14.7	$(87.3)	$36.3
Foreign currency translation adjustments	(3.9)	—	(3.9)	3.9	(3.9)
Recognition of actuarial loss, net of tax	0.1	0.1	—	(0.1)	0.1
Comprehensive income (loss), net of tax	32.5	72.7	10.8	(83.5)	32.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	—	(0.8)	0.8	(0.8)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$31.7	$72.7	$10.0	$(82.7)	$31.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$286.1	$78.3	$—	$364.4
Cost of sales	—	240.3	61.8	—	302.1
Gross profit	—	45.8	16.5	—	62.3
Selling, general and administrative expenses	7.2	17.4	10.0	—	34.6
Income (loss) from subsidiaries	27.1	3.5	—	(30.6)	—
Operating income (loss)	19.9	31.9	6.5	(30.6)	27.7
Interest expense	6.7	—	0.3	—	7.0
Income (loss) before income taxes	13.2	31.9	6.2	(30.6)	20.7
Income tax expense	—	5.4	2.0	—	7.4
Net income (loss)	13.2	26.5	4.2	(30.6)	13.3
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$13.2	$26.5	$4.2	$(30.6)	$13.3

Other comprehensive income (loss) (see note 16):
Net income (loss)	$13.2	$26.5	$4.2	$(30.6)	$13.3
Foreign currency translation adjustments	(0.9)	—	(0.9)	0.9	(0.9)
Recognition of actuarial loss, net of tax	0.1	—	—	—	0.1
Comprehensive income (loss), net of tax	12.4	26.5	3.3	(29.7)	12.5
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to ParkOhio common shareholder	$12.4	$26.5	$3.3	$(29.7)	$12.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$276.4	$68.2	$—	$344.6
Cost of sales	—	230.8	53.2	—	284.0
Gross profit	—	45.6	15.0	—	60.6
Selling, general and administrative expenses	5.5	18.4	10.0	—	33.9
Income (loss) from subsidiaries	24.7	2.9	—	(27.6)	—
Operating income (loss)	19.2	30.1	5.0	(27.6)	26.7
Interest expense	6.5	—	—	—	6.5
Income (loss) before income taxes	12.7	30.1	5.0	(27.6)	20.2
Income tax expense	—	6.0	1.5	—	7.5
Net income (loss)	12.7	24.1	3.5	(27.6)	12.7
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$12.5	$24.1	$3.3	$(27.4)	$12.5

Other comprehensive income (loss) (see note 16):
Net income (loss)	$12.7	$24.1	$3.5	$(27.6)	$12.7
Foreign currency translation adjustments	(4.9)	—	(4.9)	4.9	(4.9)
Recognition of actuarial loss, net of tax	0.1	0.1	—	(0.1)	0.1
Comprehensive income (loss), net of tax	7.9	24.2	(1.4)	(22.8)	7.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$7.7	$24.2	$(1.6)	$(22.6)	$7.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used) provided by operating activities	$(20.6)	$6.6	$35.2	$(13.9)	$7.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(22.8)	(8.3)	—	(31.1)
Net cash used in investing activities	—	(22.8)	(8.3)	—	(31.1)
FINANCING ACTIVITIES
Intercompany account change	(3.1)	9.1	(19.9)	13.9	—
Proceeds from term loans and other debt	2.3	—	—	—	2.3
Payments on term loans and other debt	(1.2)	(2.5)	0.2	—	(3.5)
Proceeds from (payments on) revolving credit facility, net	27.6	—	—	—	27.6
Proceeds from capital lease credit facility	—	10.3	—	—	10.3
Dividend paid to parent	(5.0)	—	—	—	(5.0)
Net cash provided (used) by financing activities	20.6	16.9	(19.7)	13.9	31.7
Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)
Increase in cash and cash equivalents	—	0.7	4.3	—	5.0
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$4.5	$48.8	$—	$53.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used) provided by operating activities	$(22.7)	$63.3	$9.2	$(13.2)	$36.6
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(8.4)	(5.3)	—	(13.9)
Proceeds from sale of assets	—	2.0	—	—	2.0
Business acquisitions, net of cash acquired	—	—	(5.4)	—	(5.4)
Net cash used in investing activities	(0.2)	(6.4)	(10.7)	—	(17.3)
FINANCING ACTIVITIES
Intercompany account change	32.3	(55.8)	10.3	13.2	—
Payments on term loans and other debt	(1.4)	(0.3)	(2.4)	—	(4.1)
Proceeds from revolving credit facility, net	(0.5)	—	—	—	(0.5)
Dividend paid to parent	(7.5)	—	—	—	(7.5)
Other	—	—	(1.3)	—	(1.3)
Net cash provided (used) by financing activities	22.9	(56.1)	6.6	13.2	(13.4)
Effect of exchange rate changes on cash	—	—	3.1	—	3.1
Increase in cash and cash equivalents	—	0.8	8.2	—	9.0
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$1.5	$51.2	$—	$52.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Primary Factors Affecting 2015 Results

The following factors most affected our consolidated results for the three and nine months ended September 30, 2015:

•

•
Our 2014 strategic bolt-on acquisitions of Apollo, Autoform and Saet added a combined $24.7 million and $80.8 million of incremental revenues in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. These acquisitions have been successfully integrated into our segments and the earnings results of these combined acquisitions have been accretive to us for the three and nine months ended September 30, 2015.

•
Overall, we had net sales growth of 5.7% for the third quarter of 2015 when compared to the same period in the prior year. Gross margin as a percentage of sales declined from 17.6% in the third quarter of 2014 to 17.1% in the third quarter of 2015. The gross margin decline is attributable to declines in higher margin new equipment and aftermarket sales volume to the oil and gas, steel and military and commercial aerospace end markets in our Engineered Products segment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$364.4	$344.6	$19.8	5.7%
Cost of sales	302.1	284.0	18.1	6.4%
Gross profit	62.3	60.6	1.7	2.8%
Gross profit as a percentage of net sales	17.1%	17.6%
SG&A expenses	34.6	33.9	0.7	2.1%
SG&A as a percentage of net sales	9.5%	9.8%
Operating income	27.7	26.7	1.0	3.7%
Interest expense	7.0	6.5	0.5	7.7%
Income before income taxes	20.7	20.2	0.5	2.5%
Income tax expense	7.4	7.5	(0.1)	(1.3)%
Net income	13.3	12.7	0.6	4.7%
Net income attributable to noncontrolling interest	—	(0.2)	0.2	*
Net income attributable to ParkOhio common shareholder	$13.3	$12.5	$0.8	6.4%

Net Sales:

Net sales increased $19.8 million, or 5.7%, to $364.4 million in the third quarter of 2015, compared to $344.6 million in the same period in 2014, mainly due to the incremental sales from acquisitions of $24.7 million.

The factors explaining the changes in segment revenues for the three months ended September 30, 2015 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $18.1 million to $302.1 million in the third quarter of 2015, compared to $284.0 million in the same period in 2014. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions; which totaled $21.9 million in the third quarter of 2015.

The gross profit margin percentage was 17.1% in the third quarter of 2015 compared to 17.6% in the same period in 2014. The decrease in gross margin percentage is largely due to a decline in higher margin new equipment and aftermarket sales volume in the oil and gas, steel and military and commercial aerospace end markets in our Engineered Products segment.

Selling, General &Administrative (“SG&A”) Expenses:

Consolidated SG&A expenses increased $0.7 million to $34.6 million in the third quarter of 2015, compared to $33.9 million in the same period in 2014. SG&A expenses as a percent of sales decreased to 9.5% in the third quarter of 2015 compared to 9.8% in the third quarter of 2014 primarily due to a reduction in professional fees.

Interest Expense:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Interest expense	$7.0	$6.5	$0.5	7.7%
Average outstanding borrowings	$472.3	$388.5	$83.8	21.6%
Average borrowing rate	5.93%	6.69%

Interest expense increased $0.5 million in the third quarter of 2015 compared to the same period in 2014. Average borrowings in the third quarter of 2015 were higher when compared to the same period in 2014 due to additional borrowings to fund acquisitions, capital expenditures and working capital. The average borrowing rate in third quarter of 2015 decreased 76 basis points compared to the same period in 2014, reflecting lower interest rates on the revolving credit facility provided by the Credit Agreement (as defined below) in 2015 compared to 2014.

Income Tax Expense:

The provision for income taxes was $7.4 million, at a 35.7% effective income tax rate, in the third quarter of 2015. This was comparable to income taxes of $7.5 million, at a 37.1% effective income tax rate, in the third quarter of 2014.

Net Income:

Net income increased $0.6 million to $13.3 million for the third quarter of 2015, compared to $12.7 million for the thrird quarter of 2014, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

Net income attributable to noncontrolling interest was less than $0.1 million for the third quarter of 2015 and $0.2 million for the third quarter of 2014 and was deducted from net income to derive net income attributable to ParkOhio common shareholders.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $0.8 million to $13.3 million in the third quarter of 2015, compared to $12.5 million in the same period of 2014, due to the reasons described above.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$1,116.4	$1,005.7	$110.7	11.0%
Cost of sales	935.3	828.1	107.2	12.9%
Gross profit	181.1	177.6	3.5	2.0%
Gross profit as a percentage of net sales	16.2%	17.7%
SG&A expenses	103.1	102.0	1.1	1.1%
SG&A as a percentage of net sales	9.2%	10.1%
Operating income	78.0	75.6	2.4	3.2%
Interest expense	20.7	19.4	1.3	6.7%
Income before income taxes	57.3	56.2	1.1	2.0%
Income tax expense	20.0	19.9	0.1	0.5%
Net income	37.3	36.3	1.0	2.8%
Net income attributable to noncontrolling interest	(0.5)	(0.8)	0.3	(37.5)%
Net income attributable to ParkOhio common shareholder	$36.8	$35.5	$1.3	3.7%

Net Sales:

Net sales increased $110.7 million, or 11.0%, to $1,116.4 million in the first nine months of 2015, compared to $1,005.7 million in the same period in 2014, mainly due to the incremental sales from acquisitions of $80.8 million and organic volume increases from each of our segments. Organic net sales growth was $29.9 million, or 3.0%, compared to the same period in 2014.

The factors explaining the changes in segment revenues for the nine months ended September 30, 2015 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $107.2 million to $935.3 million in the first nine months of 2015, compared to $828.1 million in the same period in 2014. The increase in cost of sales was primarily due to incremental cost of sales from acquisitions of $70.1 million and cost of sales relating to the increase in organic net sales volumes.

The gross profit margin percentage was 16.2% in the first nine months of 2015 compared to 17.7% in the same period in 2014. The decrease in gross margin percentage is largely due to a decline in higher margin new equipment and aftermarket sales volume to the oil and gas, steel and military and commercial aerospace end markets in our Engineered Products segment.

SG&A Expenses:

Consolidated SG&A expenses increased $1.1 million to $103.1 million in the first nine months of 2015, compared to $102.0 million in the same period in 2014, Even though we incurred $6.8 million of incremental SG&A costs in the first nine months of 2015 associated with recent acquisitions, SG&A expenses as a percent of sales decreased to 9.2% in the first nine months of 2015 compared to 10.1% in the first nine months of 2014 primarily due to a reduction in professional fees.

Interest Expense:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Interest expense	$20.7	$19.4	$1.3	6.7%
Average outstanding borrowings	$460.0	$385.7	$74.3	19.3%
Average borrowing rate	6.00%	6.71%

Interest expense increased $1.3 million in the first nine months of 2015 compared to the same period in 2014. Average borrowings in the first nine months of 2015 were higher when compared to the same period in 2014 due to additional borrowings to fund acquisitions, capital expenditures and working capital. The average borrowing rate in the first nine months of 2015 decreased 71 basis points compared to the same period in 2014, reflecting lower interest rates on the revolving credit facility provided by the Credit Agreement in 2015 compared to 2014.

Income Tax Expense:

The provision for income taxes was $20.0 million, at a 34.9% effective income tax rate, in the first nine months of 2015. This was comparable to income taxes of $19.9 million, at a 35.4% effective income tax rate, in the first nine months of 2014.

Net Income:

Net income increased $1.0 million to $37.3 million for the first nine months of 2015, compared to $36.3 million for the first nine months of 2014, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

Net income attributable to noncontrolling interest was $0.5 million for the first nine months of 2015 and $0.8 million for the first nine months of 2014 and was deducted from net income to derive net income attributable to ParkOhio common shareholders.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $1.3 million to $36.8 million in the first nine months of 2015, compared to $35.5 million in the same period of 2014, due to the reasons described above.

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the business units and product lines included within each segment. Segment operating income will reconcile to income before income taxes by deducting corporate costs that are not attributable to the segments and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues:
Supply Technologies	39%	42%	(3)%	40%	42%	(2)%
Assembly Components	41%	35%	6%	38%	35%	3%
Engineered Products	20%	23%	(3)%	22%	23%	(1)%

Segment Operating Income:
Supply Technologies	37%	35%	2%	41%	34%	7%
Assembly Components	51%	32%	19%	43%	32%	11%
Engineered Products	12%	33%	(21)%	16%	34%	(18)%

Supply Technologies Segment

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$143.1	$143.4	$(0.3)	—%
Segment operating income	$13.0	$12.2	$0.8	7%
Segment operating income margin	9.1%	8.5%

Net Sales: Net sales decreased by $0.3 million when compared to the third quarter of 2014. This reduction was driven by slightly lower sales to the HVAC, electrical, agriculture and construction equipment and industrial equipment markets offset mostly by higher sales to the heavy-duty truck, powersports, semi conductor and automotive markets.

Segment Operating Income: Segment operating income increased $0.8 million, or 7%, to $13.0 million. Segment operating income margin was 9.1%, which was a 60 basis-point increase compared to the prior year's third quarter segment operating income margin of 8.5%. These improvements were driven largely by improved operating leverage in our fastener manufacturing division and in certain supply chain facilities servicing heavy duty truck customers.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$444.7	$420.2	$24.5	6%
Segment operating income	$40.2	$32.7	$7.5	23%
Segment operating income margin	9.0%	7.8%

Net Sales: The majority of our growth in the first nine months of 2015 when compared to the first nine months of 2014 was organic growth in our diversified markets. This growth was driven by strong demand in the heavy-duty truck market, the power sports and recreational equipment market, the semiconductor market, the consumer electronics market and the automotive market.

Segment Operating Income: With increases in net sales, segment operating income increased $7.5 million, or 23%, to $40.2 million. Segment operating income margin was 9.0%, which was a 120 basis-point increase compared to the prior year's first nine months segment operating income margin of 7.8%. These improvements were driven largely by improved operating leverage in several facilities, the full integration of the late 2013 and 2014 European acquisitions and the continued focus on more highly engineered products in the portfolio.

Assembly Components Segment

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$149.3	$121.6	$27.7	23%
Segment operating income	$17.7	$11.0	$6.7	61%
Segment operating income margin	11.9%	9.0%

Net Sales: The significant increase in net sales is primarily due to incremental sales associated with the acquisition of Autoform of approximately $15.7 million in the third quarter of 2015 and increased sales of aluminum products.

Segment Operating Income: Segment operating income increased 61% in the third quarter of 2015 compared to the same period in 2014. Our segment operating income margin was 11.9% in the third quarter of 2015 and 9.0% in 2014. This increase was primarily the result of the Autoform acquisition and operational improvements in our aluminum products business.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$429.6	$351.7	$77.9	22%
Segment operating income	$41.9	$31.3	$10.6	34%
Segment operating income margin	9.8%	8.9%

Net Sales: The increase in net sales is primarily due to incremental sales from new programs with our automotive customers in our aluminum business and the incremental revenues in 2015 associated with the acquisition of Autoform of approximately $46.5 million in the first nine months of 2015.

Segment Operating Income: Segment operating income increased 34% in the first nine months of 2015 compared to the same period in 2014. Our segment operating income margin was 9.8% in the first nine months of 2015 compared to 8.9% during the same period of 2014. This increase was primarily the result of the Autoform acquisition and operating improvements in our aluminum products business.

Engineered Products Segment

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$72.0	$79.6	$(7.6)	(10)%
Segment operating income	$4.3	$11.5	$(7.2)	(63)%
Segment operating income margin	6.0%	14.4%

Net Sales: Our Engineered Products segment net sales decreased in the third quarter of 2015 by 10% due to continued demand weaknesses in the oil and gas, military and commercial aircraft and steel end markets.

Segment Operating Income: In the third quarter of 2015, segment operating income margin decreased in the third quarter of 2015 to 6.0% of net sales compared to 14.4% in the same period of 2014. The operating margin decline was primarily due to unfavorable sales mix in our induction business and volume declines experienced in our pipe threading and forging businesses related to weak demand for products sold to the oil and gas, steel, and military and commercial aerospace customers.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Net sales	$242.1	$233.8	$8.3	4%
Segment operating income	$15.7	$32.8	$(17.1)	(52)%
Segment operating income margin	6.5%	14.0%

Net Sales: Our Engineered Products segment net sales increased in the first nine months of 2015 by 4%. The increase was primarily due to $27.2 million of sales related to the Saet acquisition, but was impacted by a decrease in the aftermarket business and forging business.

Segment Operating Income: Although sales increased in the first nine months 2015, segment operating income margin decreased in the first nine months of 2015 to 6.5% of net sales compared to 14.0% in the same period of 2014. The operating margin decline was primarily due to unfavorable sales mix in our induction business and volume declines experienced in our pipe threading and forging business related to weak demand for products sold to the oil and gas, steel, and military and commercial aerospace customers.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to the following: our ability to successfully integrate acquired companies and achieve the expected results of such acquisitions; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending, our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Amended Credit Agreement, which consisted of borrowings of $215.4 million at September 30, 2015. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $1.6 million during the nine-month period ended September 30, 2015.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2015, we recorded an unfavorable foreign currency translation adjustment of $3.5 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the Euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At September 30, 2015, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2015:

We were a co-defendant in approximately 90 cases asserting claims on behalf of approximately 230 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only six asbestos cases, involving 24 plaintiffs, that plead specified damages. In each of the six cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged against each named defendant, compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for eight separate causes of action and punitive damages in the amount of $20.0 million. In the sixth case, the plaintiff has alleged compensatory damages in the amount of $10.0 million for five separate causes of action and $5.0 million for another cause of action and punitive damages in the amount of $10.0 million for each cause of action.

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

The following exhibits are included herein:

10.1
Separation Agreement and General Release entered into June 4, 2015 between Park-Ohio Industries. Inc. and W. Scott Emerick, former Vive President and Chief Financial Officer (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed on November 9, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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

PARK-OHIO INDUSTRIES, INC.
(Registrant)

By:	/s/ Patrick W. Fogarty
Name:	Patrick W. Fogarty
Title:	Vice President and Chief Financial Officer
Date: November 13, 2015

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended September 30, 2015

Exhibit

10.1
Separation Agreement and General Release entered into June 4, 2015 between Park-Ohio Industries. Inc. and W. Scott Emerick, former Vive President and Chief Financial Officer (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed on November 9, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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