Form 10-K
period 2015-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2016-03-23
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of February 29, 2016, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Park-Ohio Industries, Inc.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2015

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

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. The principal customers of Supply Technologies are in the following industries: heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing. Assembly Components manufactures products oriented toward fuel efficiency and reduced emission requirements. Assembly Components manufactures cast and machined aluminum components, automotive and industrial rubber and thermoplastic products, gasoline direct injection systems, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications. The principal customers of Engineered Products are original equipment manufacturers (“OEMs”) and end users in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, heavy-duty truck, construction equipment, automotive, oil and gas, rail and locomotive manufacturing and aerospace and defense industries.

Our sales are made through our own sales organization, distributors and independent sales representatives. Intersegment sales are immaterial and eliminated in consolidation and are not included in the financial results presented. Income allocated to segments excludes certain corporate expenses, interest expense, and certain other infrequent or unusual charges or credits. Identifiable assets by segment include assets directly identified with those operations. As of December 31, 2015, we employed approximately 6,000 persons.

The following chart reflects our end-use market mix for the year ended December 31, 2015:

The following chart reflects our geographic mix for the year ended December 31, 2015:

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2015	$578.7 million (40% of total)	$569.2 million (39% of total)	$315.9 million (21% of total)
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components
• Control arms
• Knuckles
• Injection molded rubber products
• Pump housings
• Clutch retainers/pistons
• Rubber and thermoplastic hose
• Oil pans
• Flywheel spacers
• Steering racks
• Fuel filler assemblies
• Gasoline direct injection systems
• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products
SELECTED INDUSTRIES SERVED
• Heavy-duty truck
• Power sports and recreational equipment
• Electrical distribution and controls
• Consumer electronics
• Bus and coaches
• Automotive
• Agricultural and construction equipment
• HVAC
• Lawn and garden
• Semiconductor equipment
• Aerospace and defense

		• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Silicon • Automotive • Oil and gas • Rail and locomotive manufacturing • Aerospace and defense

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 54 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, United Kingdom, Poland and Ireland, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

Products and Services.    Total Supply Management™ provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-cost production components including valves, electro-mechanical hardware, labels, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies also provides spare parts and aftermarket products to end users of its customers’ products.

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

Markets and Customers.    For the year ended December 31, 2015, approximately 71% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 7,800 customers domestically and internationally. The principal industries served by Supply Technologies are the heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 34% of the sales of Supply Technologies in 2015 and 32% in 2014. The loss of any two of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition.    A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Some global competitors include Bossard, Fastenal, Optimus, Wolseley and Wurth. Supply Technologies competes in North America, Mexico, Europe and Asia, primarily on the basis of its Total Supply Management™ services, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous North American and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.

Assembly Components

Assembly Components manufactures products oriented towards fuel efficiency and reduced emission standards. Assembly Components designs, develops and manufactures aluminum products and highly efficient, high pressure Direct Fuel

Injection fuel rails and pipes, fuel filler pipes that mount on to the gas tank, as well as flexible multi-layer plastic and rubber assemblies used to transport fuel to the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products coupled with Turbo Enabled engines make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 and 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels. In addition, our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that have the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. In 2012, we added machining capabilities to our aluminum products service offerings.
Products and Services.    Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, fuel filler, gasoline direct injection systems and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries. Assembly Components’ principal products include control arms, knuckles, pump housings, clutch retainers and pistons, master cylinders, oil pans and flywheel spacers, injected molded rubber and silicone products, including wire harnesses, shock and vibration mounts, spark plug boots and nipples and general sealing gaskets, rubber and thermoplastic hose, fuel filler assemblies and gasoline direct injection systems. We produce our Assembly Components at twenty-five manufacturing facilities in Ohio, Michigan, Indiana, Tennessee, Florida, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and part assembly.
Markets and Customers.    The five largest customers, to which Assembly Components sells to multiple operating divisions through sole-source contracts, accounted for approximately 49% of Assembly Components sales for 2015 and 46% for 2014. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
Competition.    Assembly Components competes principally on the basis of its ability to: (1) engineer and manufacture high-quality, cost-effective, assemblies utilizing multiple technologies in large volumes; (2) provide timely delivery; and (3) retain the manufacturing flexibility necessary to quickly adjust to the needs of its customers. There are few domestic companies with capabilities able to meet the customers’ stringent quality and service standards and lean manufacturing techniques. As one of these suppliers, Assembly Components is well-positioned to benefit as customers continue to consolidate their supplier base. Principal competitors in the Assembly Components segment are Chassix, Compass Automotive, Martinrea and Stant.

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
Products and Services.    Our induction heating and melting business utilizes proprietary technology and specializes in the engineering, construction, service and repair of induction heating and melting systems, primarily for the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive and construction equipment industries. Our induction heating and melting systems are engineered and built to customer specifications and are used primarily for melting, heating, and surface hardening of metals and curing of coatings. Approximately 46% of our induction heating and melting systems’ revenues are derived from the sale of replacement parts and provision of field service, primarily for the installed base of our own products. Our pipe threading business serves the oil and gas industry. We also engineer and install mechanical forging presses, sell spare parts and provide field service for the large existing base of mechanical forging presses and hammers in North America. We machine, induction harden and surface finish crankshafts and camshafts, used primarily in locomotives. We forge aerospace and defense structural components such as landing gears and struts, as well as rail products such as railcar center plates and draft lugs.

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

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog as of any particular date is not a meaningful measure of sales for any future period as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2015 was $147.2 million compared with $199.7 million as of December 31, 2014. Approximately 90% of Engineered Products’ backlog as of December 31, 2015 is scheduled to be shipped in 2016.

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

Information as to Segment Reporting and Geographic Areas

The information contained in Note 2 to the consolidated financial statements included elsewhere herein relating to (1) net sales, income before income taxes, identifiable assets and other information by segment and (2) net sales and assets by geographic region for the years ended December 31, 2015, 2014 and 2013 is incorporated herein by reference.

Recent Developments
IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation ("ATM"), a subsidiary of Industries, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claims for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claims for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand. On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO. ATM expects to appeal that decision.

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

As of December 31, 2015, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2016, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

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

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 43% and 7% of our net sales during the year ended December 31, 2015 from the automotive and heavy-duty truck industries, respectively.

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

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2015, our ten largest customers accounted for approximately 35% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

As of December 31, 2015, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 600 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, we had goodwill of $82.0 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 5, Goodwill, to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.

As of December 31, 2015, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 28% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.

Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.

While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions such as hurricanes or tornadoes, as well as major earthquakes and other natural disasters, in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our business facilities, lack of adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, and delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.

The insurance that we maintain may not fully cover all potential expenses.

We maintain property, business interruption and casualty insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitation, including deductible and maximum liabilities covered. We are potentially at risk if one or more of our insurance carries fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

As of December 31, 2015, our operations included numerous manufacturing and supply chain logistics services facilities located in 25 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe and Mexico. We lease our world headquarters located in Cleveland, Ohio, which includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2015.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage	Use
SUPPLY	Mississauga, Ontario, Canada	Leased	145,000	Manufacturing
TECHNOLOGIES (1)	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100	Logistics
	Cleveland, OH (2)	Leased	60,450	Supply Technologies Corporate Office
	Dayton, OH	Leased	56,000	Logistics
	Carol Stream, IL	Leased	51,000	Logistics
	Memphis, TN	Leased	48,750	Logistics
	Solon, OH	Leased	47,100	Logistics
	Streetsboro, OH	Leased	45,000	Manufacturing
	Allentown, PA	Leased	43,800	Logistics
	Suwanee, GA	Leased	42,500	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Tulsa, OK	Leased	40,000	Logistics
	Lenexa, KS	Leased	29,500	Logistics
ASSEMBLY	Ocala, FL	Owned	433,000	Manufacturing
COMPONENTS	Conneaut, OH (4)	Leased/Owned	283,800	Manufacturing
	Lexington, TN	Owned	240,000	Manufacturing
	Lobelville, TN (5)	Owned	208,700	Manufacturing
	Rootstown, OH	Owned	208,000	Manufacturing
	Cleveland, OH (3)	Leased/Owned	190,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Angola, IN	Owned	135,000	Manufacturing
	Huntington, IN	Leased	124,500	Manufacturing
	Fremont, IN	Owned	112,000	Manufacturing
	Big Rapids, MI	Owned	97,000	Manufacturing
	Ravenna, OH	Owned	69,000	Manufacturing
	Delaware, OH	Owned	45,000	Manufacturing
ENGINEERED	Cicero, IL	Owned	450,000	Manufacturing
PRODUCTS (6)	Cuyahoga Heights, OH	Owned	427,000	Manufacturing
	Pune, India	Owned	275,000	Manufacturing
	Newport, AR	Owned	200,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Leini, Italy	Owned	161,500	Manufacturing
	Madison Heights, MI	Leased	128,000	Manufacturing
	Canton, OH	Leased	124,000	Manufacturing
	La Roeulx, Belgium	Owned	120,000	Manufacturing
	Brookfield, WI	Leased	116,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Albertville, AL	Leased	56,000	Office
	Leini, Italy	Leased	53,800	Manufacturing
	Leini, Italy	Leased	37,700	Manufacturing
	Cortland, OH	Owned	30,000	Office and Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ and Park-Ohio’s corporate office.

(3)	Includes one leased property with 150,000 square feet and one owned property with 40,000 square feet.

(4)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and one owned property with 82,300 square feet.

(5)	Includes five facilities, which make up the total square footage of 208,700.

(6)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2015:

We were a co-defendant in approximately 110 cases asserting claims on behalf of approximately 287 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are only eight asbestos cases, involving 26 plaintiffs, that plead specified damages against named defendants. In each of the eight cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for eight separate causes of action and punitive damages in the amount of $20.0 million. In two cases, the plaintiff has alleged compensatory damages in the amount of $10.0 million for five separate causes of action and $5.0 million for the sixth cause of action and punitive damages in the amount for $10.0 million for each cause of action. In the eighth case the plaintiff has alleged compensatory and punitive damages, each in the amount $10.0 million, for five separate causes of action.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued ATM, a subsidiary of Industries, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claims for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claims for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand. On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO. ATM expects to appeal that decision.
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

The Board of Directors formed a special committee to review our transactions with the third party and to make any recommendations to the Board of Directors with respect thereto.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements include the accounts of Park-Ohio and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The historical financial information discussed below is not directly comparable on a year-to-year basis, primarily due to acquisitions and litigation costs in 2015, 2014 and 2013 and dispositions in 2013.

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products and oriented toward improving fuel efficiency and reducing weight in the customers end product. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber components, gasoline direct injection systems and fuel filler assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine OEMs, primarily on a sole-source basis.

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

Primary Factors Affecting 2015 Results

The following factors most affected our consolidated 2015 results:

•	The net sales growth in 2015 was driven by strategic acquisitions in 2014.

•
Our 2014 strategic bolt-on acquisitions of Saet, Autoform and Apollo, added a combined $97.4 million of incremental revenues in 2015. These acquisitions have been successfully integrated into our segments, and the earnings results of these combined acquisitions were accretive to us for the year ended December 31, 2015.

•
Overall, we had net sales growth of 6.2% for 2015 when compared to the prior year. However, our unfavorable sales mix for 2015, compared to 2014, and the reduced demand from the oil and gas and steel industries lead to a decrease in our gross margin percentage of 90 basis points.

Subsequent Events

•
On February 1, 2016, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 29, 2016, to shareholders of record as of the close of business on February 15, 2016, and resulted in a cash outlay of approximately $1.5 million.

•
On March 7, 2016 the United States District Court for the Eastern District of Arkansas issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM expects to appeal that decision.

RESULTS OF OPERATIONS

2015 Compared with 2014 and 2014 Compared with 2013

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,463.8	$1,378.7	$1,203.2	$85.1	6%	$175.5	15%
Cost of sales	1,228.6	1,144.2	992.2	84.4	7%	152.0	15%
Gross profit	235.2	234.5	211.0	0.7	—%	23.5	11%
Gross profit as a percentage of net sales	16.1%	17.0%	17.5%
Selling, general and administrative expenses ("SG&A")	134.4	135.6	119.5	(1.2)	(1)%	16.1	13%
SG&A as a percentage of net sales	9.2%	9.8%	9.9%
Litigation judgment and settlement costs	2.2	—	5.2	2.2	*	(5.2)	*
Operating income	98.6	98.9	86.3	(0.3)	—%	12.6	15%
Gain on acquisition of business	—	—	(0.6)	—	*	0.6	*
Interest expense	27.9	26.1	25.9	1.8	7%	0.2	1%
Income from continuing operations before income taxes	70.7	72.8	61.0	(2.1)	(3)%	11.8	19%
Income tax expense	21.5	25.2	19.6	(3.7)	(15)%	5.6	29%
Net income from continuing operations	49.2	47.6	41.4	1.6	3%	6.2	15%
Income from discontinued operations, net of taxes	—	—	3.0	—	*	(3.0)	*
Net income	49.2	47.6	44.4	1.6	3%	3.2	7%
Net income attributable to noncontrolling interest	(0.6)	(1.3)	(0.5)	0.7	*	(0.8)	*
Net income attributable to ParkOhio common shareholder	$48.6	$46.3	$43.9	$2.3	5%	$2.4	5%

* Calculation not meaningful

2015 Compared with 2014

Net Sales:

Net sales increased $85.1 million, or 6%, to $1,463.8 million in 2015, compared to $1,378.7 million in 2014. The increase in net sales is mainly due to the incremental sales from acquisitions of $97.4 million and organic volume increase from our Supply Technologies and Assembly Component segments partially offset by reduced sales in our Engineered Products segment.

The factors explaining the changes in segment revenues for 2015 compared to the prior year are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales increased $84.4 million, or 7%, to $1,228.6 million in 2015, compared to $1,144.2 million in 2014. The increase in cost of sales was primarily due to the increase in net sales volumes, which increased 6%. The gross profit margin percentage was 16.1% in 2015 compared to 17.0% in 2014. This 90 basis point decline in gross margin percentage is largely due to a decrease in higher margin new equipment and aftermarket sales volume to the oil and gas, steel and military and commercial aerospace end markets in our Engineered Products segment.

SG&A Expenses:

Consolidated SG&A expenses decreased 1% in 2015 compared to 2014. SG&A expenses as a percent of sales decreased by 60 basis points to 9.2%. SG&A expenses decreased in 2015 compared to 2014, primarily due to a reduction in professional fees.

Litigation Judgment and Settlement Costs:

The Company accrued for the United States District Court for the Eastern District of Arkansas award to IPSCO for approximately $2.2 million.

Interest Expense:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in millions)
Interest expense	$27.9	$26.1	$1.8	7%
Average outstanding borrowings	$461.6	$397.1	$64.5	16%
Average borrowing rate	6.04%	6.57%	53	basis points

Interest expense increased $1.8 million in 2015 compared to 2014 as average borrowings in 2015 were higher when compared to 2014 due to additional borrowings to fund acquisitions that occurred in the fourth quarter of 2014, capital expenditures and working capital.

Income Tax Expense:

The provision for income taxes was $21.5 million in 2015, which was a 30.4% effective income tax rate, compared to income taxes of $25.2 million provided in 2014, a 34.6% effective income tax rate. The decrease in the effective tax rate in 2015 is primarily due to the reversal of a valuation allowance against certain foreign net deferred tax assets and an increase in earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income from Continuing Operations and Net Income:

Net income from continuing operations increased $1.6 million to $49.2 million in 2015, compared to $47.6 million in 2014, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in a small forging business in 2013, the income of $0.6 million attributable to the noncontrolling interest is deducted from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $2.3 million to $48.6 million in 2015, compared to $46.3 million in 2014, due to the reasons described above.

2014 Compared with 2013

Net Sales:

Net sales increased $175.5 million, or 15%, to $1,378.7 million in 2014, compared to $1,203.2 million in 2013. The increase in net sales is principally attributable to strong organic growth of 9% and the strategic acquisitions in 2014 and 2013. Supply Technologies and Assembly Components segments were the primary contributors to the strong organic growth. Overall, our organic growth increased in 2014 on the strength of new automotive platform business in our Aluminum business within the Assembly Components segment, growth in the heavy-duty truck, power sports and recreational equipment, semiconductor and HVAC markets in the Supply Technologies segment and increased sales in the industrial equipment business of Engineered Products segment. These increases were offset by a slight decline in sales in the forging business. The 2013 acquisitions of Bates, Henry Halstead and QEF and the 2014 acquisitions of Apollo, Autoform and Saet also contributed to the 2014 revenue growth. Combined, these acquisitions contributed $70.8 million of the increase in net sales in 2014.

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
Gain on Acquisition of Business:
The $0.6 million gain on the acquisition of business in 2013 relates to the bargain purchase associated with a small bolt-on acquisition in the Engineered Products segment.

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Supply Technologies	40%	40%	39%
Assembly Components	39%	36%	34%
Engineered Products	21%	24%	27%

Segment Operating Income:
Supply Technologies	39%	33%	31%
Assembly Components	45%	33%	28%
Engineered Products	16%	34%	41%

Supply Technologies Segment

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$578.7	$559.6	$471.9	$19.1	3%	$87.7	19%
Segment operating income	$50.3	$42.5	$35.0	$7.8	18%	$7.5	21%
Segment operating income margin	8.7%	7.6%	7.4%

2015 Compared with 2014

Net Sales: The majority of our growth in 2015 was organic growth in our diversified markets. This growth was driven by strong demand in the heavy-duty truck market, which was up 12%; the power sports and recreational equipment market, which increased 12%; and the semiconductor market, which was up 21%. Approximately 28% of the sales increase in the year ended December 31, 2015, compared to 2014, is directly attributable to the acquisition of Apollo. In addition, our fastener manufacturing division generated an increase of sales of 20% in 2015 primarily from the automotive market.

Segment Operating Income: With increases in net sales, segment operating income increased $7.8 million, or 18%, to $50.3 million. Segment operating income margin was 8.7%, which was a 110 basis point increase compared to the operating margin of 7.6% in 2014. These improvements were driven largely by improved operating leverage in several facilities, the full integration of the Apollo acquisition and continued focus on more highly engineered products in the portfolio.

2014 Compared with 2013

Net Sales: Approximately 44% of the sales increase in the year ended December 31, 2014, compared to 2013, is directly attributable to the acquisitions of Henry Halstead, QEF and Apollo. The remainder of our growth in 2014 was organic growth in our diversified markets. This growth was driven by the heavy-duty truck market, which was up 30%; the power sports and recreational equipment market, which increased 21%; the semiconductor market, which was up 56%; and the HVAC market, which was up 15%. In addition our fastener manufacturing division generated sales increases of 9% in 2014.

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

Assembly Components Segment

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$569.2	$490.5	$412.8	$78.7	16%	$77.7	19%
Segment operating income	$57.9	$42.0	$31.8	$15.9	38%	$10.2	32%
Segment operating income margin	10.2%	8.6%	7.7%

2015 Compared with 2014

Net Sales: The significant increase in net sales in 2015 is primarily due to the incremental sales from new programs with our automotive customers in our aluminum business of $30.4 million and the incremental sales in 2015 associated with the acquisition of Autoform of approximately $51.8 million offset by a decline in our other assembly components businesses.

Segment Operating Income: Segment operating income increased 38% in 2015 compared to 2014. Our segment operating income margin was 10.2%, which was a 160 basis point increase compared to operating income margin of 8.6% in 2014. The increase in margin is primarily attributable to operating improvements in our aluminum business.

2014 Compared with 2013

Net Sales: The significant increase in net sales in 2014 is primarily due to the incremental sales from new programs with our automotive customers in our aluminum business. The aluminum business sales increased 35%. Also contributing to the overall increase in net sales was the incremental revenues in 2014 associated with the acquisitions of Bates of approximately $15.5 million and Autoform of approximately $13.1 million. These sales increases were slightly offset by the expected reduced volumes in the fuel filler business of FRS as programs completed their life cycles in the second half of 2013.

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

Engineered Products Segment

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Dollars in millions)
Net sales	$315.9	$328.6	$318.5	$(12.7)	(4)%	$10.1	3%
Segment operating income	$20.9	$42.7	$47.1	$(21.8)	(51)%	$(4.4)	(9)%
Segment operating income margin	6.6%	13.0%	14.8%

2015 Compared with 2014

Net Sales: The decrease in net sales of 4% in 2015 is primarily attributable to a 15% decrease in the forged and machine products business, which was impacted by reduced demand in aircraft forging products and a decrease in our capital equipment group and its aftermarket business, which was impacted by reduced demand from the oil and gas and steel industries. This reduction was offset by incremental sales of $38.5 million related to the Saet acquisition.

Segment Operating Income: Segment operating income decreased to 6.6% in 2015. The decrease in operating income dollars and the segment operating income margin are associated with the sales mix in 2015 and the associated reduction in overhead absorption related to the decline in volume in our forging business.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons. There are occasions whereupon we enter into forward contracts on foreign currencies, primarily the euro, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. At December 31, 2015, none were outstanding. We currently have no derivative instruments.

Critical Accounting Policies and Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions which affect amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate the accounting policies and estimates that are used to prepare financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below. On a regular basis, critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition:     We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 4% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. We follow this method since reasonably dependable estimates of revenue and costs of a contract can be made. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenue in the accompanying consolidated balance sheet. Billings that are in excess of revenue earned on contracts in process are classified in accrued expenses on the accompanying balance sheet. Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions:     Our reporting currency is the U.S. dollar. However, the functional currency of each of our foreign subsidiaries is its principal operating currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries' assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our

Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income (loss).

As appropriate, we use permanently invested intercompany loans as a source of capital to reduce foreign currency fluctuations at our foreign subsidiaries. These loans, on a consolidated basis, are treated as being analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss).

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

Impairment of Long-Lived Assets:     In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We review our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identify impairment indicators, we determine whether the carrying amount of our long-lived assets is recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We consider whether impairments exist at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeds the expected cash flows, we estimate the fair value of these assets by using appraisals or recent selling experience in selling similar assets or for certain assets with reasonably predictable cash flows by performing discounted cash flow analysis to estimate fair value when market information is not available to determine whether an impairment existed.

Business Combinations, Goodwill and Indefinite-Lived Assets:     Business combinations are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions.

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

As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level.

We follow the guidance found in ASC 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the two-step goodwill impairment test. We assess these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.
The quantitative goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized. In applying the quantitative approach, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.
In 2015, 2014 and 2013, based on a review of the quantitative and qualitative factors set forth in ASC 350, management concluded that as of October 1, 2015, 2014 and 2013, the reporting units had fair values that exceeded their carrying values. As a result of this analysis, we concluded that no impairment existed. In 2015, the Company performed a quantitative analysis on the Industrial Equipment Group reporting unit and concluded that no impairment existed. Based on the excess of fair value over carrying value, the reporting unit is not at risk of failing Step 1 of the quantitative goodwill impairment analysis.
Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Our fiscal 2015, 2014 and 2013 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss.
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

We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 4.13% for 2015, compared with 3.82% in 2014. For the other postretirement benefit plan, the rate is 3.80% for 2015 and 3.60% for 2014. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2015. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.

Changes in the related pension benefit costs may occur in the future due to changes in assumptions. The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of December 31, 2015:

Change in Assumption	Impact on 2015 Benefit Expense	Impact on 2015 Projected Benefit Obligation for Pension Benefits	Impact on 2015 Projected Benefit Obligation for Postretirement Benefits
50 basis point decrease in discount rate	$—	$2.9	$0.5
50 basis point increase in discount rate	$—	$(2.8)	$(0.5)
50 basis point decrease in expected return on assets	$0.6	$—	$—
See Note 13 of the consolidated financial statements for further analysis regarding the sensitivity of the key assumptions applied in the actuarial valuations.
Legal Contingencies:     We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range and when no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

Accounting Pronouncements Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” the adoption of which is reflected in the accompanying Consolidated Balance Sheets. The provisions were adopted on a prospective basis. Based on the new accounting guidance, all deferred tax amounts are classified as long-term in 2015.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued an amendment to this standard to address line of credit arrangements, which would allow an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the line of credit arrangement. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The new guidance will be applied retrospectively to each prior period presented. The new guidance will only impact the presentation of the Company's financial position and is not expected to materially affect the Company's results of operations or other financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The amendment requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-1, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Board also is addressing measurement of credit losses on financial assets in a separate project. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is not permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The amendment establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact of adopting this guidance.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to the following: our ability to successfully integrate acquired companies and achieve the expected results of such acquisitions; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under the “Item 1A. Risk Factors” included in this annual report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $196.9 million at December 31, 2015. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense of approximately $2.0 million during the year ended December 31, 2015.

Our foreign subsidiaries generally conduct business in local currencies. During 2015, we recorded an unfavorable foreign currency translation adjustment of $11.8 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no other derivative instruments. At December 31, 2015, there were no such currency hedge contracts outstanding.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and Subsidiaries at December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 23, 2016

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48.4	$48.3
Accounts receivable, less allowances for doubtful accounts of $3.3 million at December 31, 2015 and $4.1 million at December 31, 2014	199.3	208.0
Inventories, net	249.0	238.4
Deferred tax assets	—	28.1
Unbilled contract revenue	26.5	26.8
Receivable from affiliates	8.6	0.5
Prepaid and other current assets	12.5	22.0
Total current assets	544.3	572.1
Net property, plant and equipment	154.1	141.0
Goodwill	82.0	89.5
Intangible assets, net	92.8	88.1
Other long-term assets	70.9	73.2
Total assets	$944.1	$963.9
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$129.7	$162.1
Payables to affiliates	6.6	1.8
Accrued expenses and other	95.3	103.7
Total current liabilities	231.6	267.6
Long-term liabilities, less current portion:
Debt	450.3	434.4
Deferred tax liabilities	21.4	43.9
Other postretirement benefits and other long-term liabilities	38.5	40.1
Total long-term liabilities	510.2	518.4
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	96.8	88.6
Retained earnings	128.6	97.0
Accumulated other comprehensive (loss)	(30.0)	(14.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	195.4	171.6
Noncontrolling interest	6.9	6.3
Total equity	202.3	177.9
Total liabilities and shareholder's equity	$944.1	$963.9
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net sales	$1,463.8	$1,378.7	$1,203.2
Cost of sales	1,228.6	1,144.2	992.2
Gross profit	235.2	234.5	211.0
Selling, general and administrative expenses	134.4	135.6	119.5
Litigation judgment and settlement costs	2.2	—	5.2
Operating income	98.6	98.9	86.3
Gain on acquisition of business	—	—	(0.6)
Interest expense	27.9	26.1	25.9
Income from continuing operations before income taxes	70.7	72.8	61.0
Income tax expense	21.5	25.2	19.6
Net income from continuing operations	49.2	47.6	41.4
Income from discontinued operations, net of taxes	—	—	3.0
Net income	49.2	47.6	44.4
Net income attributable to noncontrolling interest	(0.6)	(1.3)	(0.5)
Net income attributable to ParkOhio common shareholder	$48.6	$46.3	$43.9

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$49.2	$47.6	$44.4
Other comprehensive income (loss):
Foreign currency translation (loss)	(11.8)	(7.9)	(2.5)
Pension and postretirement benefit adjustments, net of tax	(4.2)	(9.5)	12.8
Total other comprehensive (loss) income	(16.0)	(17.4)	10.3
Total comprehensive income, net of tax	33.2	30.2	54.7
Comprehensive income attributable to noncontrolling interest	(0.6)	(1.3)	(0.5)
Comprehensive income attributable to ParkOhio common shareholder	$32.6	$28.9	$54.2

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2013	—	$75.8	$27.5	$(6.9)	$—	$96.4
Other comprehensive income	—	—	43.9	10.3	0.5	54.7
Share-based compensation	—	4.7	—	—	—	4.7
Dividend paid to parent	—	—	(10.7)	—	—	(10.7)
Income tax effect of share-based compensation exercises and vesting	—	0.5	—	—	—	0.5
Capital contribution from noncontrolling interest	—	0.5	—	—	4.5	5.0
Balance at December 31, 2013	—	81.5	60.7	3.4	5.0	150.6
Other comprehensive income (loss)	—	—	46.3	(17.4)	1.3	30.2
Share-based compensation	—	5.8	—	—	—	5.8
Dividend paid to parent	—	—	(10.0)	—	—	(10.0)
Income tax effect of share-based compensation exercises and vesting	—	1.3	—	—	—	1.3
Balance at December 31, 2014	—	88.6	97.0	(14.0)	6.3	177.9
Other comprehensive income (loss)	—	—	48.6	(16.0)	0.6	33.2
Share-based compensation	—	7.3	—	—		7.3
Dividend paid to parent	—	—	(17.0)	—	—	(17.0)
Income tax effect of share-based compensation exercises and vesting	—	0.9	—	—		0.9
Balance at December 31, 2015	—	$96.8	$128.6	$(30.0)	$6.9	$202.3

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES	(In millions)
Net income	$49.2	$47.6	$44.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.9	22.4	18.5
Share-based compensation	7.3	5.8	4.7
Gain on sale of business and assets	—	(1.9)	(6.0)
Gain on acquisition of business	—	—	(0.6)
Deferred income taxes	3.1	0.6	(2.1)
Other	—	1.0	—
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	3.8	(27.9)	8.5
Inventories and other current assets	(6.6)	(23.4)	(4.7)
Accounts payable and accrued expenses	(39.1)	29.4	(7.0)
Other	(8.4)	2.3	4.0
Net cash provided by operating activities	37.2	55.9	59.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(36.5)	(25.8)	(29.8)
Proceeds from sale and leaseback transactions	—	—	7.4
Proceeds from sale of assets	—	2.1	14.2
Business acquisitions, net of cash acquired	—	(72.7)	(45.8)
Net cash used by investing activities	(36.5)	(96.4)	(54.0)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	2.3	14.2	—
Payments on term loans and other debt	(3.6)	(6.6)	(4.2)
Proceeds from revolving credit facility, net	7.9	50.3	9.1
Proceeds from capital lease credit facility, net	13.8	—	—
Dividend paid to parent	(17.0)	(10.0)	(10.7)
Income tax effect of share-based compensation exercises and vesting	0.9	1.3	0.5
Other	—	(1.3)	—
Net cash provided (used) by financing activities	4.3	47.9	(5.3)
Effect of exchange rate changes on cash	(4.9)	(2.8)	0.9
Increase in cash and cash equivalents	0.1	4.6	1.3
Cash and cash equivalents at beginning of period	48.3	43.7	42.4
Cash and cash equivalents at end of period	$48.4	$48.3	$43.7
Income taxes paid	$19.0	$25.8	$25.0
Interest paid	$25.7	$24.0	$24.8

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

NOTE 1 — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation:    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. The Company is a wholly-owned subsidiary of Park-Ohio Holdings Corp. All intercompany accounts and transactions have been eliminated upon consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. The Company leases certain real properties owned by related parties as described in Note 12. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

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

Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value.

Major Classes of Inventories	December 31, 2015	December 31, 2014
	(In millions)
Finished goods	$147.5	$146.0
Work in process	37.4	19.8
Raw materials and supplies	64.1	72.6
Inventories, net	$249.0	$238.4

Other inventory items
Inventory reserves	$29.0	$29.9
Consigned Inventory	$10.3	$7.8

Property, Plant and Equipment:    Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of fixed assets, including capital leases, is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from five to 40 years for buildings, and one to 20 years for machinery and equipment.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes property, plant and equipment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(In millions)
Property, plant and equipment:
Land and land improvements	$8.5	$7.1
Buildings	65.3	70.9
Machinery and equipment	309.5	287.8
Leased property under capital leases	16.2	0.9
Total property, plant and equipment	399.5	366.7
Less accumulated depreciation	245.4	225.7
Net property, plant and equipment	$154.1	$141.0

Information regarding depreciation expense of property, plant and equipment follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Depreciation expense	$21.5	$17.6	$15.0

Impairment of Long-Lived Assets:    We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever impairment indicators exists. When impairment indicators exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined, based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed.

Goodwill and Indefinite-Lived Assets:    In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill or indefinite-lived intangible assets recorded in connection with business acquisitions.

Goodwill and indefinite life intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350.
Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets, compared to the fair value. Our reporting units have been identified at the component level. In accordance with Accounting Standard Update (“ASU”) 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step quantitative impairment test is unnecessary.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

factors, overall financial performance, Company-specific events and share price trends, and the assessment of whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

If our qualitative assessment concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount then a quantitative assessment is required. In a quantitative assessment, we use an income approach and other valuation techniques to estimate the fair value of our reporting units. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that using this methodology provides reasonable estimates of a reporting unit’s fair value. The income approach is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s projection of operating results and cash flows that is discounted using a weighted-average cost of capital. The projection is based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements based on management projections. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that this method provides a reasonable approach to estimate the fair value of our reporting units.

The Company completed its annual goodwill impairment test using quantitative or qualitative assessments for each year presented and confirmed no reporting unit was at risk of failing the impairment test for any periods presented herein.
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

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 9) approximate fair value at December 31, 2015 and December 31, 2014 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 9 and Note 13, respectively.

The Company has not changed its valuation techniques for measuring fair value during 2015, and there were no transfers between levels during the periods presented.

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

Share-Based Compensation:    The Company follows the provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. Compensation expense for awards with service conditions only that are subject to graded vesting is recognized on a straight-line basis over the term of the vesting period.

Park-Ohio Holdings Corp. (“Holdings”)grants share-based compensation awards to Industries' employees. In accordance with ASC 718, such costs are allocated to Industries. Under the provisions of the Company’s 2015 Equity and Incentive Compensation Plan (“2015 Plan”), which is administered by the Compensation Committee of Holdings' Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted share units, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. The 2015 Plan replaces in its entirety the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), but shares that remained available under the 1998 Plan were added to the aggregate share limit under that 2015 Plan. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair value at the date of grant. The aggregate number of shares of Holdings' common stock that may be awarded under the 2015 Plan is 650,000, plus the 106,806 shares that remained available for award under the 1998 Plan, all of which may be incentive stock options. No more than 400,000 shares shall be the subject of awards to any individual participant in any one calendar year.

Revenue Recognition:    The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts (approximately 4% of consolidated revenue) is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. We follow this method since reasonably dependable estimates of revenue and costs of a contract can be made. Revenue earned on contracts in process that are in excess of billings, is classified in unbilled contract revenues in the accompanying consolidated balance sheets. Billings that are in excess of revenues earned on contracts in process are classified in accrued expenses in the accompanying balance sheets. Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 104, “Revenue Recognition.”

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

Accounts Receivable and Allowance for Doubtful Accounts:    Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history, as well as a general reserve based on historical trends and other information. During 2015 and 2014, we sold approximately $118.5 million and $95.0 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash flows. In 2015 and 2014, an expense in the amount of $0.6 million and $0.5 million, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Concentration of Credit Risk:    The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2015, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $36.7 million, which represented approximately 18% of the Company’s trade accounts receivable. During 2015, sales to these customers amounted to approximately $315.7 million, which represented approximately 22% of the Company’s net sales.

Environmental:    The Company accrues environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is undiscounted.

Legal Contingencies:     We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range and when no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

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

Accounting Pronouncements Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” the adoption of which is reflected in the accompanying Consolidated Balance Sheets. The provisions were adopted on a prospective basis. Based on the new accounting guidance, all deferred tax amounts are classified as long-term in 2015.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued an amendment to this standard to address line of credit arrangements, which would

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

allow an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the line of credit arrangement. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The new guidance will be applied retrospectively to each prior period presented. The new guidance will only impact the presentation of the Company's financial position and is not expected to materially affect the Company's results of operations or other financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The amendment requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

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

In January 2016, the FASB issued ASU 2016-1, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Board also is addressing measurement of credit losses on financial assets in a separate project. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is not permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The amendment establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact of adopting this guidance.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income from continuing operations before income taxes by deducting corporate costs, which includes, but is not limited to executive compensation, corporate office costs and other income or expense items that are not attributed to the segments and net interest expense.

Results by reportable segment were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net sales:
Supply Technologies	$578.7	$559.6	$471.9
Assembly Components	569.2	490.5	412.8
Engineered Products	315.9	328.6	318.5
	$1,463.8	$1,378.7	$1,203.2
Segment operating income:
Supply Technologies	$50.3	$42.5	$35.0
Assembly Components	57.9	42.0	31.8
Engineered Products	20.9	42.7	47.1
Total segment operating income	129.1	127.2	113.9
Corporate costs	(28.3)	(28.3)	(22.4)
Litigation judgment and settlement costs	(2.2)	—	(5.2)
Gain on acquisition of business	—	—	0.6
Interest expense	(27.9)	(26.1)	(25.9)
Income from continuing operations before income taxes	$70.7	$72.8	$61.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Identifiable assets:
Supply Technologies	$276.3	$277.6	$241.7
Assembly Components	344.8	340.5	276.7
Engineered Products	243.1	246.9	183.1
General corporate	79.9	98.9	105.9
	$944.1	$963.9	$807.4
Depreciation and amortization expense:
Supply Technologies	$4.7	$4.5	$3.0
Assembly Components	18.6	14.2	11.6
Engineered Products	4.2	3.3	3.4
General corporate	0.4	0.4	0.5
	$27.9	$22.4	$18.5
Capital expenditures:
Supply Technologies	$3.7	$5.8	$3.8
Assembly Components	27.3	14.0	21.5
Engineered Products	5.5	2.4	3.6
General corporate	—	1.5	0.9
	$36.5	$23.7	$29.8

The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2015	2014	2013
Supply Technologies:
Supply Technologies	87%	88%	87%
Engineered specialty products	13%	12%	13%
	100%	100%	100%
Assembly Components:
Fluid routing	50%	49%	54%
Aluminum products	41%	43%	37%
Rubber and plastics	7%	6%	7%
Screw products	2%	2%	2%
	100%	100%	100%
Engineered Products:
Industrial equipment business	81%	78%	77%
Forged and machined products	19%	22%	23%
	100%	100%	100%

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2015	2014	2013
United States	72%	74%	74%
Asia	8%	6%	6%
Europe	7%	6%	5%
Canada	6%	7%	8%
Mexico	6%	5%	5%
Other	1%	2%	2%
	100%	100%	100%

The basis for attributing revenue to individual geographic regions is final shipping destination.

At December 31, 2015, 2014 and 2013, approximately 71%, 72% and 77%, respectively, of the Company’s assets were maintained in the United States.

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
The acquisition of Saet was accounted for under the acquisition method of accounting. At December 31, 2014, the fair values of the assets acquired and liabilities assumed were preliminarily estimated based on their carrying values and the excess consideration of $23.2 million was preliminarily recorded as goodwill due to the proximity of the acquisition to the year-end date and pending finalization of the fair value. These preliminary estimates were revised during the measurement period in 2015 as all pertinent information regarding finalization of the third-party valuations for inventories, intangible assets, goodwill, tangible assets, other liabilities and deferred income tax assets and liabilities acquired were fully evaluated by the Company. Based on the final purchase price allocation, goodwill of $16.9 million and intangible assets of $13.4 million was recorded.
In October 2014, the Company acquired all the outstanding capital stock of Autoform Tool and Manufacturing (“Autoform”) for a total purchase consideration of $48.9 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Autoform is a supplier of high pressure fuel lines and fuel rails used in Gasoline Direct Injection systems across a large number of engine platforms. Autoform's production facilities are located in Indiana. The financial results of Autoform are included in the Company's Assembly Components segment from the date of acquisition.
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
The acquisitions of Autoform and Apollo were accounted for under the acquisition method of accounting. The purchase price allocations were preliminary as of December 31, 2014. The Apollo purchase agreement provides payment of contingent consideration of up to $2.4 million based on achievement of certain EBITDA targets over two years. The fair value of the earn-out, valued using level 3 inputs, was approximately $1.1 million at the date of the acquisition for a total purchase consideration of $6.5 million and as of December 31, 2015, the fair value of the earn-out was approximately $2.1 million. The contingent consideration, if earned, would be paid in the third quarter of 2016. Based on the purchase price allocation for these acquisitions, goodwill of $5.7 million and was recorded. Intangible assets of $3.0 million were recorded for Apollo and $25.5 million were recorded for Autoform.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

In November 2013, the Company acquired all the outstanding capital stock of QEF Global Limited (“QEF”). QEF is a provider of supply chain management solutions with four locations throughout Ireland, Scotland and England.

In October 2013, the Company acquired all of the outstanding capital stock of Henry Halstead Ltd. (“Henry Halstead”). Henry Halstead is a provider of supply chain management solutions throughout the United Kingdom and Ireland. The Company paid $24.2 million (net of cash acquired) in the aggregate for QEF and Henry Halstead. QEF and Henry Halstead are included in our Supply Technologies segment from their respective dates of acquisition. Based on the final purchase price allocations for these acquisitions, goodwill of $7.9 million and intangible assets of $12.7 million was recorded.

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

In April 2013, the Company acquired certain assets and assumed specific liabilities relating to Bates Rubber Inc. (“Bates”) for a total purchase price of $20.8 million in cash. The acquisition was funded from borrowings under the revolving credit facility provided by the Credit Agreement. Bates is a leading manufacturer of extruded, formed and molded products and assemblies for the transportation and industrial markets. Bates’ production facilities are located in Tennessee. The financial results of Bates are included in the Company’s Assembly Components segment and had insignificant revenues and net income from the date acquired. The acquisition was accounted for under the acquisition method of accounting. Based on the final purchase price allocation goodwill of $5.0 million and intangible assets of $5.9 million was recorded.

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

Year Ended December 31,
2013
(In millions)
Net sales	$5.2

Loss from discontinued operations before tax	$(1.3)
Income tax benefit from operations	0.5
Net loss from discontinued operations	(0.8)

Gain on sale of business before tax	5.3
Income tax expense from gain on sale of business	(1.5)
Net gain on sale of business	3.8
Income from discontinued operations, net of taxes	$3.0

On August 1, 2013, the Company sold 25% of its Southwest Steel Processing LLC ("SSP") business to Arkansas Steel Associates, LLC for $5.0 million in cash. SSP is included in our Engineered Products segment. This transaction facilitates the Company's capacity expansion in one of its growing product lines. As of June 30, 2013, SSP had guaranteed the Notes.

Effective in the third quarter of 2013, SSP was released from this guarantee in conjunction with its designation as an "Unrestricted Subsidiary" under the indenture governing the Notes and the sale of 25% of its business.

NOTE 5 — Goodwill

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2013	$—	$44.8	$4.9	$49.7
Acquisitions	6.2	4.2	—	10.4
Foreign currency translation	0.2	—	0.1	0.3
Balance at December 31, 2013	6.4	49.0	5.0	60.4
Acquisitions	0.7	5.0	23.2	28.9
Foreign currency translation	0.5	—	(0.3)	0.2
Balance at December 31, 2014	7.6	54.0	27.9	89.5
Acquisitions	—	0.1	(6.3)	(6.2)
Foreign currency translation	(0.4)	—	(0.9)	(1.3)
Balance at December 31, 2015	$7.2	$54.1	$20.7	$82.0

The decrease in goodwill from December 31, 2014 is primarily due to measurement period adjustments to the valuation of the Saet acquisition from 2014. The 2014 consolidated financial statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements.
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
The increase in goodwill from January 1, 2013 to December 31, 2013 is due to the acquisitions of Bates in the second quarter of 2013 and Henry Halstead and QEF in the fourth quarter of 2013. Bates is included in the Assembly Components reportable segment and Henry Halstead and QEF are included in the Supply Technologies reportable segment. The goodwill associated with the Bates transaction is deductible for income tax purposes. The goodwill associated with the Henry Halstead and QEF transactions is not deductible for income tax purposes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — Other Intangible Assets

Information regarding other intangible assets as of December 31, 2015 and December 31, 2014 follows:

		December 31, 2015			December 31, 2014
	Weighted Average Useful Life	Acquisition Costs	Accumulated Amortization	Net	Acquisition Costs	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	12.0 years	$76.0	$18.5	$57.5	$77.3	$13.2	$64.1
Indefinite-lived tradenames	*	18.7	*	18.7	14.0	*	14.0
Technology	18.9 years	15.9	0.9	15.0	8.2	0.1	8.1
Other	8.7 years	4.1	2.5	1.6	4.1	2.2	1.9
Total		$114.7	$21.9	$92.8	$103.6	$15.5	$88.1

* Not meaningful, tradenames have an indefinite life.

Information regarding amortization expense of other intangible assets follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Amortization expense	$6.4	$4.8	$3.5

Amortization expense for the five years subsequent to December 31, 2015 follows:

(In millions)
2016	$6.3
2017	$6.2
2018	$6.1
2019	$5.6
2020	$5.5

NOTE 7 — Other Long-Term Assets

Other assets consist of the following:

	December 31,
	2015	2014
	(In millions)
Pension assets	$58.9	$64.6
Deferred financing costs, net	4.5	5.1
Other	7.5	3.5
Total	$70.9	$73.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 8 — Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2015	2014
	(In millions)
Accrued salaries, wages and benefits	$26.1	$25.4
Advance billings	16.8	28.4
Current portion of long-term debt	17.8	9.4
Warranty accrual	6.1	6.9
Interest payable	5.7	5.2
Current portion of other post-retirement liabilities	1.4	1.6
Other	21.4	26.8
Total	$95.3	$103.7

Substantially all advance billings relate to the Company’s industrial equipment business unit. Warranty liabilities are primarily associated with the Company’s industrial equipment business unit and the fluid routing solutions business.

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$6.9	$5.4	$6.9
Claims paid during the year	(4.7)	(2.9)	(6.4)
Warranty expense	4.0	4.0	4.9
Acquired warranty liabilities	(0.1)	0.4	—
Balance at December 31,	$6.1	$6.9	$5.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 9 — Financing Arrangements

Long-term debt consists of the following:

				Carrying Value at
	Issuance Date	Maturity Date	Interest Rate at December 31, 2015	December 31, 2015	December 31, 2014
				(In millions)
Senior Notes	April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit	—	July 31, 2019	2.09%	169.0	162.0
Term loan	—	July 31, 2019	2.38%	27.9	28.8
Other, including capital leases	Various	Various	Various	21.2	3.0
Total debt				468.1	443.8
Less current maturities				17.8	9.4
Total long-term debt, net of current portion				$450.3	$434.4

On August 13, 2015, the Company entered into a capital lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. See Note 12 for additional disclosure.

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

The Amended Credit Agreement was further amended in accordance with Amendments No. 1, 2 and 3 to the Amended Credit Agreement, dated October 24, 2014, January 20, 2015 and March 12, 2015, respectively (the “Amendments”). The Amendments:

•	increases the revolving credit facility from $230.0 million to $275.0 million;

•	increases the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing April 1, 2015;

•	reloads the term loan up to $35.0 million from $15.5 million, of which $27.9 million has been borrowed and is outstanding as of December 31, 2015;

•	increases the Canadian sub-limit up to $25.0 million from $15.0 million;

•	increases the European sub-limit up to $25.0 million from $10.0 million; and

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

Under the Amended Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory. The term loan is amortized based on a seven-year schedule with the balance due at maturity (July 31, 2019). The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. Additionally, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by $25.0 million.

On April 7, 2011, the Company completed the sale of $250.0 million in the aggregate principal amount of the Notes. The Notes bear an interest rate of 8.125% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. The Notes mature on April 1, 2021.

At December 31, 2015, in addition to amounts borrowed under the revolving credit facility, there was $21.4 million outstanding for standby letters of credit.

At December 31, 2015, the Company had approximately $69.3 million of unused borrowing capacity under the revolving credit facility.

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2015 and December 31, 2014. The fair value was estimated using quoted market prices.

	December 31, 2015	December 31, 2014
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$263.4	$266.3

Maturities of long-term debt, excluding capital leases, during each of the five years subsequent to December 31, 2015 are as follows:

(In millions)
2016	$13.4
2017	$12.7
2018	$7.0
2019	$167.2
2020	$—

Foreign subsidiaries of the Company had $0.8 million of borrowings at December 31, 2015 and zero at December 31, 2014 and outstanding bank guarantees of approximately $3.9 million and $5.2 million at December 31, 2015 and 2014, respectively, under their credit arrangements.

The Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material 100% owned domestic subsidiaries of the Company. Provisions of the indenture

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

governing the Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2015, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 5.47% at December 31, 2015 and 5.62% at December 31, 2014.

On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has no borrowings under this agreement as of December 31, 2015.

NOTE 10 — Income Taxes

Income from continuing operations before income tax expense consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
United States	$44.9	$54.3	$49.3
Outside the United States	25.8	18.5	11.7
	$70.7	$72.8	$61.0
Income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Current expense:
Federal	$11.7	$17.6	$16.0
State	0.7	0.8	1.5
Foreign	6.0	6.2	4.2
	18.4	24.6	21.7
Deferred expense (benefit):
Federal	2.9	1.1	1.4
State	0.6	(0.8)	(2.6)
Foreign	(0.4)	0.3	(0.9)
	3.1	0.6	(2.1)
Income tax expense	$21.5	$25.2	$19.6

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
Rate Reconciliation	2015	2014	2013
	(In millions)
Tax at statutory rate	$24.7	$25.4	$21.3
Effect of state income taxes, net	0.6	1.4	1.1
Effect of foreign operations	(1.6)	(0.9)	(0.2)
Valuation allowance	(0.7)	(1.1)	(1.6)
Non-deductible items	1.7	1.8	0.7
Manufacturer's deduction	(1.1)	(1.4)	(1.4)
Other, net	(2.1)	—	(0.3)
Total	$21.5	$25.2	$19.6
Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
	(In millions)
Deferred tax assets:
Postretirement benefit obligation	$4.8	$6.2
Inventory	12.0	13.7
Net operating loss and credit carryforwards	6.1	6.3
Warranty reserve	1.9	2.5
Accrued litigation	2.9	1.0
Compensation	6.0	6.0
Other	10.1	10.7
Total deferred tax assets	43.8	46.4
Deferred tax liabilities:
Depreciation and amortization	15.2	13.2
Pension	21.0	23.3
Goodwill	2.5	2.7
Intangible assets	16.8	14.5
Other	1.6	1.4
Total deferred tax liabilities	57.1	55.1
Net deferred tax liabilities prior to valuation allowances	(13.3)	(8.7)
Valuation allowances	(4.8)	(7.1)
Net deferred tax liability	$(18.1)	$(15.8)

At December 31, 2015, the Company has U.S., state and foreign net operating loss carryforwards for income tax purposes. The foreign net operating loss carryforward is $18.1 million, of which $4.6 million expires between 2016 and 2035 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $2.2 million that expires between 2016 and 2035. The Company also has a tax benefit from a non-consolidated U.S.net operating loss carryforward of $0.7 million that expires in 2035.

As of December 31, 2015 and 2014, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. As of December 31, 2014, the Company reversed a valuation allowance of $1.3 million against its state net operating loss carryforward. As of December 31, 2015 and

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2014, the Company recorded valuation allowances of $4.2 million and $6.9 million, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In millions)
Unrecognized Tax Benefit — January 1,	$6.5	$5.9	$6.1
Gross Increases — Tax Positions in Prior Period	0.3	0.8	0.4
Gross Decreases — Tax Positions in Prior Period	(0.1)	(0.2)	(0.6)
Lapse of Statute of Limitations	(0.4)	—	—
Unrecognized Tax Benefit — December 31,	$6.3	$6.5	$5.9
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.5 million at December 31, 2015 and $5.4 million at December 31, 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2015 and 2014, the Company recognized approximately $0.2 million and $0.3 million, respectively, in net interest and penalties. The Company had approximately $1.9 million and $1.7 million for the payment of interest and penalties accrued at December 31, 2015 and 2014, respectively. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $3.0 million as a result of the revaluation of expiring uncertain tax positions arising from the closure of tax statutes.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2012 through 2015 remain open for examination by the Internal Revenue Service and 2011 through 2015 remain open for examination by various state and foreign taxing authorities.

Deferred taxes have not been provided on approximately $91.2 million of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practicable to determine the unrecognized tax liability on such undistributed earnings.

NOTE 11 — Share-Based Compensation

A summary of Holdings' stock option activity as of December 31, 2015 and changes during the year then ended is presented below:

	2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding — beginning of year	143,500	$16.76
Granted	—	—
Exercised	(83,500)	14.86
Canceled or expired	—	—
Outstanding — end of year	60,000	$19.41	1.9 years	$1.0
Options exercisable	60,000	$19.41	1.9 years	$1.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Exercise prices for options outstanding as of December 31, 2015 range from $15.61 to $24.92. The number of options outstanding and exercisable at December 31, 2015, which correspond with this range is 60,000.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $0.1 million and $1.1 million, respectively. Net cash proceeds from the exercise of stock options were $1.2 million, $0.0 million and $0.4 million, respectively.

There were no stock options awarded in 2015, 2014 and 2013.

A summary of Holdings' restricted share and performance share activity for the year ended December 31, 2015 is as follows:

	2015
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding — beginning of year	344,932	$33.55	28,000	$20.30
Granted	72,500	44.26	120,000	48.72
Vested	(179,167)	32.93	(14,000)	20.30
Canceled or expired	(29,836)	41.92	(14,000)	20.30
Outstanding — end of year	208,429	$36.61	120,000	$48.72

The Company recognized compensation expense of $7.3 million, $5.8 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, relating to restricted shares and performance shares.

The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $9.0 million, $11.5 million and $6.1 million, respectively.

For awards that vest based on a service condition only, the Company recognizes compensation cost of share-based awards as expense on a straight-line basis over the vesting period of the awards. Compensation cost of the performance-based awards is recognized as expense using the accelerated attribution method over the vesting periods of the awards.

As of December 31, 2015, the Company had unrecognized compensation expense of $10.5 million, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.7 years.

The number of shares available for future grants for all Holdings' plans at December 31, 2015 is 590,033.

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
IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation ("ATM"), a subsidiary of Industries, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand.  On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO. ATM expects to appeal that decision.
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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Leases

Future minimum lease commitments during each of the five years following December 31, 2015 and thereafter are as follows:

	(In millions)
	Capital Leases	Operating leases
2016	$4.9	$14.5
2017	3.7	11.0
2018	3.6	7.6
2019	3.6	4.4
2020	3.0	2.9
Thereafter		5.1
Total minimum lease payments	18.8	$45.5
Amounts representing interest	1.1
Present value of minimum lease payments	17.7
Current maturities	4.4
Long-term capital lease obligation	$13.3

Rental expense for 2015, 2014 and 2013 was $19.7 million, $18.6 million and $17.6 million, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.4 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

During the year ended December 31, 2013, we entered into sales leaseback transactions for certain equipment. No gains or losses resulted from these transactions and the leases are being accounted for as operating leases.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

December 31, 2015
Machinery and equipment	$16.2
Less accumulated depreciation	0.5
$15.7
Amortization of machinery and equipment under capital leases is included in depreciation expense. Capital lease obligations of $17.7 million were borrowed from the $50.0 million Lease Agreement to acquire machinery and equipment during 2015.
NOTE 13 — Pensions and Postretirement Benefits

The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has an unfunded postretirement benefit plan. In April 2011, the Company amended one of its plans to cover most U.S. employees not covered by collective bargaining agreements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage of current eligible earnings and current interest credits. For the remaining defined benefit plans, benefits are based on the employee’s years of service. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company's objective for the pension plan is to monitor the funded ratio, create general investment goals in regards to acceptable risk and liquidity needs ensuring the long-term interests of participants and beneficiaries are considered and manage risk by minimizing the short-term and long-term risk of actual expenses and contribution requirements.

The following tables set forth the change in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
	(In millions)
Change in benefit obligation
Benefit obligation at beginning of year	$61.1	$52.1	$17.0	$16.2
Service cost	2.6	2.2	—	—
Interest cost	2.3	2.2	0.5	0.6
Actuarial (gains) losses	(3.0)	8.8	(2.7)	1.9
Plan amendment	—	0.4	—	—
Benefits and expenses paid, net of contributions	(4.6)	(4.6)	(1.3)	(1.7)
Benefit obligation at end of year	$58.4	$61.1	$13.5	$17.0
Change in plan assets
Fair value of plan assets at beginning of year	$125.7	$125.4	$—	$—
Actual return on plan assets	(2.9)	5.8	—	—
Company contributions	—	—	1.3	1.7
Cash transfer to fund postretirement benefit payments	(0.9)	(0.9)	—	—
Benefits and expenses paid, net of contributions	(4.6)	(4.6)	(1.3)	(1.7)
Fair value of plan assets at end of year	$117.3	$125.7	$—	$—
Funded (underfunded) status of the plans	$58.9	$64.6	$(13.5)	$(17.0)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
	(In millions)
Noncurrent assets	$58.9	$64.6	$—	$—
Noncurrent liabilities	—	—	12.1	15.4
Current liabilities	—	—	1.4	1.6
	$58.9	$64.6	$13.5	$17.0
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$25.2	$15.3	$4.4	$7.6
Net prior service cost (credit)	0.3	0.4	(0.3)	(0.4)
Accumulated other comprehensive loss	$25.5	$15.7	$4.1	$7.2

As of December 31, 2015 and 2014, the Company’s defined benefit pension plans did not hold a material amount of shares of Holdings' common stock.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The pension plan weighted-average asset allocation at December 31, 2015 and 2014 and target allocation for 2016 are as follows:

		Plan Assets
	Target 2016	2015	2014
Asset Category
Equity securities	45-75%	62.7%	64.6%
Debt securities	20-40	25.4%	27.9%
Other	0-20	11.9%	7.5%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Collective trust and pooled insurance funds:
Common stock	$38.3	$1.5	$—	$39.8	$45.6	$2.2	$—	$47.8
Equity Funds	29.1	—	—	29.1	29.0	—	—	29.0
Foreign Stock	5.7	—	—	5.7	5.4	—	—	5.4
U.S. Government obligations	7.4	—	—	7.4	7.0	—	—	7.0
Fixed income funds	14.6	—	—	14.6	19.6	—	—	19.6
Corporate Bonds	6.8	—	—	6.8	7.5	—	—	7.5
Cash and Cash Equivalents	1.2	—	—	1.2	1.8	—	—	1.8
Hedge funds	—	—	12.7	12.7	—	—	7.6	7.6
	$103.1	$1.5	$12.7	$117.3	$115.9	$2.2	$7.6	$125.7

The following table presents a reconciliation of Level 3 assets, as defined in Note 1, held during the years ended December 31, 2015 and 2014.

	Balance at Beginning of Year	Net Unrealized Gain	Purchases	Balance at End of Year
	(In millions)
Hedge Funds:
2015	$7.6	$0.1	$5.0	$12.7
2014	$7.3	$0.3	$—	$7.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31, and to measure the net periodic benefit cost in the following year.

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.13%	3.82%	4.51%	3.80%	3.60%	4.21%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	2.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.75%	7.00%	6.50%
Medical drug benefits rate increase	N/A	N/A	N/A	6.75%	7.00%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2022	2022	2042

In determining its expected return on plan assets assumption for the year ended December 31, 2015, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. Based on these factors, the Company derived an expected return on plan assets for the year ended December 31, 2015 of 8.25%. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(In millions)
Components of net periodic benefit cost
Service costs	$2.6	$2.2	$2.6	$—	$—	$0.1
Interest costs	2.3	2.2	2.0	0.6	0.6	0.6
Expected return on plan assets	(10.2)	(10.1)	(8.9)	—	—	—
Amortization of prior service cost (credit)	—	0.1	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	0.3	—	0.8	0.5	0.5	0.7
Benefit (income) costs	$(5.0)	$(5.6)	$(3.5)	$1.0	$1.0	$1.3
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$15.7	$2.2	$20.3	$7.2	$5.8	$7.6
Net loss (gain) arising during the year	10.1	13.1	(17.3)	(2.7)	1.8	(1.2)
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	(0.3)	0.4	(0.8)	(0.5)	(0.5)	(0.7)
Total recognized in accumulated other comprehensive loss at end of year	$25.5	$15.7	$2.2	$4.1	$7.2	$5.8

The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2016 is $1.1 million.

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2016 is $0.3 million.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
	(In millions)
2016	$4.2	$1.6	$0.1	$1.5
2017	4.5	1.5	0.1	1.4
2018	4.3	1.4	0.1	1.3
2019	4.3	1.3	0.1	1.2
2020	4.5	1.2	0.1	1.1
2021 to 2025	22.9	5.2	0.5	4.7

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total of service and interest cost components in 2015	$—	$—
Effect on postretirement benefit obligation as of December 31, 2015	$1.0	$(0.9)

The Company expects to make no contributions to its defined benefit plans in 2016.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the Supplemental Pension that is equal to the ratio of the sum of his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), and his credited service on or after January 1, 2008 (up to a maximum of seven years) to twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the Supplemental Pension. The Company recorded an expense of $0.6 million in 2015, $0.5 million in 2014 and $0.5 million in 2013 related to the SERP. Additionally, a non-qualified defined contribution retirement benefit was also approved in which the Company will credit $0.1 million quarterly ($0.4 million annually) for a seven-year period to an account in which the CEO will always be 100% vested. The seven-year period began on March 31, 2008.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Balance at January 1, 2013	$5.3	$(12.2)	$(6.9)
Foreign currency translation adjustments (a)	(2.5)	—	(2.5)
Pension and OPEB activity, net	—	19.9	19.9
Tax adjustment (b)	—	(7.1)	(7.1)
Pension and OPEB activity, net of taxes	—	12.8	12.8
Balance at December 31, 2013	2.8	0.6	3.4
Foreign currency translation adjustments (a)	(7.9)	—	(7.9)
Pension and OPEB activity, net	—	(14.9)	(14.9)
Tax adjustment (b)	—	5.4	5.4
Pension and OPEB activity, net of taxes	—	(9.5)	(9.5)
Balance at December 31, 2014	(5.1)	(8.9)	(14.0)
Foreign currency translation adjustments (a)	(11.8)	—	(11.8)
Pension and OPEB activity, net	—	(6.7)	(6.7)
Tax adjustment (b)	—	2.5	2.5
Pension and OPEB activity, net of taxes	—	(4.2)	(4.2)
Balance at December 31, 2015	$(16.9)	$(13.1)	$(30.0)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 15 — Subsequent Events

On February 1, 2016, the Company's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on February 29, 2016, to shareholders of record as of the close of business on February 15, 2016 and resulted in a cash outlay of approximately $1.5 million.

As discussed in Note 12, on March 7, 2016 the United States District Court for the Eastern District of Arkansas issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM expects to appeal that decision.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of December 31, 2015 and December 31, 2014, condensed consolidating statements of income for the years ended December 31, 2015, 2014 and 2013, condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$48.3	$—	$48.4
Accounts receivable, net	—	139.7	59.6	—	199.3
Inventories, net	—	183.1	65.9	—	249.0
Unbilled contract revenue	—	24.3	2.2	—	26.5
Receivable from affiliates	—	—	8.6	—	8.6
Other current assets	0.8	9.9	1.8	—	12.5
Total current assets	0.8	357.1	186.4	—	544.3
Investment in subsidiaries	495.4	173.5	—	(668.9)	—
Intercompany advances	249.2	65.4	151.6	(466.2)	—
Net property, plant and equipment	6.7	112.2	35.2	—	154.1
Goodwill	—	56.5	25.5	—	82.0
Intangible assets, net	—	69.4	23.4	—	92.8
Other long-term assets	61.7	4.8	4.4	—	70.9
Total assets	$813.8	$838.9	$426.5	$(1,135.1)	$944.1
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$91.5	$38.2	$—	$129.7
Payable to affiliates	—	—	6.6	—	6.6
Accrued expenses and other	15.2	58.6	21.5	—	95.3
Total current liabilities	15.2	150.1	66.3	—	231.6
Long-term liabilities, less current portion:
Debt	435.1	14.6	0.6	—	450.3
Deferred tax liabilities	—	17.1	4.3	—	21.4
Other postretirement benefits and other long-term liabilities	16.4	13.0	9.1	—	38.5
Total long-term liabilities	451.5	44.7	14.0	—	510.2
Intercompany advances	144.8	172.9	148.5	(466.2)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	195.4	471.2	190.8	(662.0)	195.4
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total shareholder's equity	202.3	471.2	197.7	(668.9)	202.3
Total liabilities and shareholder’s equity	$813.8	$838.9	$426.5	$(1,135.1)	$944.1

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income

	Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,135.5	$328.3	$—	$1,463.8
Cost of sales	—	967.6	261.0	—	1,228.6
Gross profit	—	167.9	67.3	—	235.2
Selling, general and administrative expenses	28.6	70.6	35.2	—	134.4
Litigation judgment and settlement costs	2.2	—	—	—	2.2
Income (loss) from subsidiaries	106.6	20.6	—	(127.2)	—
Operating income (loss)	75.8	117.9	32.1	(127.2)	98.6
Interest expense	26.6	—	1.3	—	27.9
Income (loss) from continuing operations before income taxes	49.2	117.9	30.8	(127.2)	70.7
Income tax expense	—	14.7	6.8	—	21.5
Net income (loss)	49.2	103.2	24.0	(127.2)	49.2
Net (income) loss attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Net income (loss) attributable to ParkOhio common shareholder	$48.6	$103.2	$23.4	$(126.6)	$48.6

Other comprehensive income (loss) (see note 14):
Foreign currency translation adjustments	$(11.8)	$—	$(11.8)	$11.8	$(11.8)
Recognition of actuarial loss (gain), net of tax	(4.2)	(4.2)	—	4.2	(4.2)
Comprehensive income (loss), net of tax	33.2	99.0	12.2	(111.2)	33.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$32.6	$99.0	$11.6	$(110.6)	$32.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income

	Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,103.0	$275.7	$—	$1,378.7
Cost of sales	—	928.7	215.5	—	1,144.2
Gross profit	—	174.3	60.2	—	234.5
Selling, general and administrative expenses	26.2	74.7	34.7	—	135.6
Litigation judgment and settlement costs	—	—	—	—	—
Income (loss) from subsidiaries	99.5	15.5	—	(115.0)	—
Operating income (loss)	73.3	115.1	25.5	(115.0)	98.9
Gain on acquisition of business	—	—	—	—	—
Interest expense	25.7	—	0.4	—	26.1
Income (loss) from continuing operations before income taxes	47.6	115.1	25.1	(115.0)	72.8
Income tax expense	—	17.4	7.8	—	25.2
Net income (loss)	47.6	97.7	17.3	(115.0)	47.6
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	47.6	97.7	17.3	(115.0)	47.6
Net income attributable to noncontrolling interest	(1.3)	—	(1.3)	1.3	(1.3)
Net income (loss) attributable to ParkOhio common shareholder	$46.3	$97.7	$16.0	$(113.7)	$46.3

Other comprehensive income (loss) (see note 14):
Foreign currency translation adjustments	$(7.9)	$—	$(7.9)	$7.9	$(7.9)
Recognition of actuarial loss (gain), net of tax	(9.5)	(9.5)	—	9.5	(9.5)
Comprehensive income (loss), net of tax	30.2	88.2	9.4	(97.6)	30.2
Comprehensive income attributable to noncontrolling interest	(1.3)	—	(1.3)	1.3	(1.3)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$28.9	$88.2	$8.1	$(96.3)	$28.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income

	Year Ended December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$989.0	$214.2	$—	$1,203.2
Cost of sales	—	819.7	172.5	—	992.2
Gross profit	—	169.3	41.7	—	211.0
Selling, general and administrative expenses	20.9	72.7	25.9	—	119.5
Litigation judgment and settlement costs	—	5.2	—	—	5.2
Income (loss) from subsidiaries	88.2	9.4	—	(97.6)	—
Operating income (loss)	67.3	100.8	15.8	(97.6)	86.3
Gain on acquisition of business	—	(0.6)	—	—	(0.6)
Interest expense	25.9	0.1	(0.1)	—	25.9
Income (loss) from continuing operations before income taxes	41.4	101.3	15.9	(97.6)	61.0
Income tax expense (benefit)	—	16.3	3.3	—	19.6
Net income (loss) from continuing operations	41.4	85.0	12.6	(97.6)	41.4
Income (loss) from discontinued operations, net of taxes	3.0	—	3.0	(3.0)	3.0
Net income (loss)	44.4	85.0	15.6	(100.6)	44.4
Net income attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$43.9	$85.0	$15.1	$(100.1)	$43.9

Other comprehensive income (loss) (see note 14):
Foreign currency translation adjustments	$(2.5)	$—	$(2.5)	$2.5	$(2.5)
Recognition of actuarial (loss) gain, net of tax	12.8	12.8	—	(12.8)	12.8
Comprehensive income (loss), net of tax	54.7	97.8	13.1	(110.9)	54.7
Comprehensive income attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$54.2	$97.8	$12.6	$(110.4)	$54.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$(36.4)	$82.0	$33.2	$(41.6)	$37.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(29.6)	(6.9)	—	(36.5)
Net cash used by investing activities	—	(29.6)	(6.9)	—	(36.5)
FINANCING ACTIVITIES
Intercompany account change	45.6	(69.0)	(18.2)	41.6	—
Proceeds from term loans and other debt	2.3	—	—	—	2.3
Payments on term loans and other debt	(3.3)	1.1	(1.4)	—	(3.6)
Proceeds from revolving credit facility	7.9	—	—	—	7.9
Proceeds from capital lease credit facility, net	—	11.8	2.0	—	13.8
Dividends paid to parent	(17.0)	—	—	—	(17.0)
Income tax effect of share-based compensation exercises and vesting	0.9	—	—	—	0.9
Net cash (used) provided by financing activities	36.4	(56.1)	(17.6)	41.6	4.3
Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)
Increase in cash and cash equivalents	—	(3.7)	3.8	—	0.1
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$0.1	$48.3	$—	$48.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$(21.2)	$89.8	$14.4	$(27.1)	$55.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(8.3)	(17.3)	—	(25.8)
Proceeds from sale of assets	—	2.1	—	—	2.1
Business acquisition, net of cash acquired	—	(47.5)	(25.2)	—	(72.7)
Net cash (used) provided by investing activities	(0.2)	(53.7)	(42.5)	—	(96.4)
FINANCING ACTIVITIES
Intercompany account change	(30.7)	(32.4)	36.0	27.1	—
Proceeds from term loans and other debt	14.1	—	0.1	—	14.2
Payments on term loans and other debt	(3.6)	(0.6)	(2.4)	—	(6.6)
Proceeds from revolving credit facility	50.3	—	—	—	50.3
Dividends to parent	(10.0)	—	—	—	(10.0)
Income tax effect of share-based compensation exercises and vesting	1.3	—	—	—	1.3
Other	—	—	(1.3)	—	(1.3)
Net cash provided (used) by financing activities	21.4	(33.0)	32.4	27.1	47.9
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Increase in cash and cash equivalents	—	3.1	1.5	—	4.6
Cash and cash equivalents at beginning of period	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of period	$—	$3.8	$44.5	$—	$48.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash provided (used) by operating activities	$(38.1)	$81.8	$19.9	$(3.9)	$59.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1.0)	(23.8)	(5.0)	—	(29.8)
Proceeds from sale and leaseback transactions	—	7.4	—	—	7.4
Proceeds from sale of assets	13.5	0.7	13.5	(13.5)	14.2
Proceeds from the bond redemption	—	(21.6)	(24.2)	—	(45.8)
Net cash (used) provided by investing activities	12.5	(37.3)	(15.7)	(13.5)	(54.0)
FINANCING ACTIVITIES
Intercompany account change	30.3	(43.6)	(4.1)	17.4	—
Proceeds from term loans and other debt	—	—	—	—	—
Payments on term loans and other debt	(3.6)	(0.4)	(0.2)	—	(4.2)
Proceeds from revolving credit facility	9.1	—	—	—	9.1
Dividends to parent	(10.7)	—	—	—	(10.7)
Income tax effect of share-based compensation exercises and vesting	0.5	—	—	—	0.5
Net cash provided (used) by financing activities	25.6	(44.0)	(4.3)	17.4	(5.3)
Effect of exchange rate changes on cash	—	—	0.9	—	0.9
Increase (decrease) in cash and cash equivalents	—	0.5	0.8	—	1.3
Cash and cash equivalents at beginning of period	—	0.2	42.2	—	42.4
Cash and cash equivalents at end of period	$—	$0.7	$43.0	$—	$43.7

Supplementary Financial Data

Schedule II

Park-Ohio Industries, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
	(In millions)
Year Ended December 31, 2015:
Allowances deducted from assets:
Trade receivable allowances	$4.1	$0.4	$(1.2)	(A)	$3.3
Inventory obsolescence reserve	29.9	4.2	(5.1)	(B)	29.0
Tax valuation allowances	7.1	(0.7)	(1.6)	(C)	4.8
Year Ended December 31, 2014:
Allowances deducted from assets:
Trade receivable allowances	$3.7	$0.3	$0.1	(A)	$4.1
Inventory obsolescence reserve	28.4	8.4	(6.9)	(B)	29.9
Tax valuation allowances	2.6	(1.1)	5.6	(C)	7.1
Year Ended December 31, 2013:
Allowances deducted from assets:
Trade receivable allowances	$3.5	$1.8	$(1.6)	(A)	$3.7
Inventory obsolescence reserve	27.2	9.4	(8.2)	(B)	28.4
Tax valuation allowances	4.2	(1.6)	—		2.6
Note (A)- Uncollectable accounts written off, net of recoveries.
Note (B)- Amounts written off, net of acquired reserves.
Note (C)- Amounts accounted for under the acquisition method of accounting.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent auditors on accounting and financial disclosure matters within the two-year period ended December 31, 2015.

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
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2015. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2015 and 2014:

	2015	2014
Audit fees	$1,210,000	$1,246,000
Audit-related fees	68,200	75,000
Tax fees	299,600	312,400

Fees for audit services include fees associated with the annual audit, the reviews of quarterly reports on Form 10-Q, statutory audits required internationally and the audit of the assessment of internal control over financial reporting by management of the Company's parent under Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees principally included fees in connection with acquisition accounting and SEC matters. Tax fees include fees in connection with tax compliance and tax planning. Park-Ohio is a wholly-owned subsidiary of Holdings and does not have a separate audit committee. Holdings’ audit committee has adopted a pre-approval policy for audit and non-audit related services and auditor independence requiring the approval by Holdings’ audit committee of all professional services rendered by the Company’s and its parent’s independent auditor prior to the commencement of the specified services.

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

Date: March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2016
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* John D. Grampa	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 23, 2016	By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Attorney-in-Fact

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K
PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2015

Exhibit
2.1
Agreement and Plan of Merger by and among Fluid Routing Solutions Holding Corp., FRS Group, LLP, Automotive Holding Acquisition Corp and Park-Ohio Industries, Inc., dated as of March 5, 2012 (filed as Exhibit 2.1 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

3.1
Amended and Restated Articles of Incorporation of Park-Ohio Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

3.2
Code of Regulations of Park-Ohio Industries, Inc. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

4.1
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, among Industries, the other Loan Parties (as defined therein), the Lenders (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, JP Morgan Europe Limited, as European agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agents, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 10, 2014, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2
Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated October 24, 2014, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 4.2 to the Form 10-K of Park-Ohio Holdings Corp., filed on March 16, 2015 SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.3
Amendment No. 2 to Sixth Amended and Restated Credit Agreement, dated January11, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 11, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.4
Amendment No. 3 to Sixth Amended and Restated Credit Agreement, dated March 12, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 11, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.5
Indenture, dated as of April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.1
Form of Indemnification Agreement entered into between Park-Ohio Industries, Inc. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

Exhibit
10.2*
Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on May 30, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*
2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 4, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.4*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.5*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.6*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.7*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.8*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 10-Q for Park-Ohio Holdings Corp, filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.12*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13
Confidential Seperation Agreement and General Release between Park-Ohio Industries, Inc. and Park-Ohio Holdings Corp. and W. Scott Emerick (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 9, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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