Form 10-Q
period 2016-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2016-05-12
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2016, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 35.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	December 31, 2015
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48.7	$48.4
Accounts receivable, less allowances for doubtful accounts of $2.8 in 2016 and $3.3 in 2015	212.1	199.3
Inventories, net	253.4	249.0
Unbilled contract revenue	26.7	26.5
Receivable from affiliates	9.2	8.6
Other current assets	15.4	12.5
Total current assets	565.5	544.3
Property, plant and equipment, net	152.5	154.1
Goodwill	82.5	82.0
Intangible assets, net	91.6	92.8
Other long-term assets	68.0	66.4
Total assets	$960.1	$939.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$135.4	$129.7
Payable to affiliates	7.1	6.6
Accrued expenses and other	109.0	95.3
Total current liabilities	251.5	231.6
Long-term liabilities, less current portion:
Debt	439.6	445.8
Deferred tax liabilities	21.5	21.4
Other postretirement benefits and other long-term liabilities	37.2	38.5
Total long-term liabilities	498.3	505.7
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 a share	—	—
Additional paid-in capital	99.3	96.8
Retained earnings	131.3	128.6
Accumulated other comprehensive loss	(27.2)	(30.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	203.4	195.4
Noncontrolling interest	6.9	6.9
Total equity	210.3	202.3
Total liabilities and shareholder's equity	$960.1	$939.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net sales	$328.0	$374.7
Cost of sales	280.2	316.3
Gross profit	47.8	58.4
Selling, general and administrative expenses	32.4	34.0
Asset impairment	4.0	—
Operating income	11.4	24.4
Interest expense	7.1	6.8
Income before income taxes	4.3	17.6
Income tax expense	1.6	6.4
Net income	2.7	11.2
Net income attributable to noncontrolling interest	—	(0.3)
Net income attributable to ParkOhio common shareholder	$2.7	$10.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net income	$2.7	$11.2
Other comprehensive income:
Foreign currency translation gain (loss)	2.6	(5.3)
Pension and postretirement benefit adjustments, net of tax	0.2	0.2
Total other comprehensive income (loss)	2.8	(5.1)
Total comprehensive income, net of tax	5.5	6.1
Comprehensive income attributable to noncontrolling interest	—	(0.3)
Comprehensive income attributable to ParkOhio common shareholder	$5.5	$5.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2016	$—	$96.8	$128.6	$(30.0)	$6.9	$202.3
Other comprehensive income	—	—	2.7	2.8	—	5.5
Share-based compensation expense	—	2.5	—	—	—	2.5
Balance at March 31, 2016	$—	$99.3	$131.3	$(27.2)	$6.9	$210.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
OPERATING ACTIVITIES
Net income	$2.7	$11.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.4	6.9
Asset impairment	4.0	—
Share-based compensation	2.5	1.6
Changes in operating assets and liabilities:
Accounts receivable	(11.6)	(12.8)
Inventories and other current assets	(6.1)	(15.8)
Accounts payable and accrued expenses	16.8	11.3
Other	(5.7)	(1.7)
Net cash provided by operating activities	10.0	0.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.9)	(11.5)
Net cash used by investing activities	(8.9)	(11.5)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	4.7	2.4
Payments on term loans and other debt	(1.1)	(0.2)
(Payments on) proceeds from revolving credit facility, net	(4.5)	1.7
Payments on capital lease facilities, net	(0.7)	—
Dividend paid to parent	—	(2.5)
Net cash (used) provided by financing activities	(1.6)	1.4
Effect of exchange rate changes on cash	0.8	(2.1)
Increase (decrease) in cash and cash equivalents	0.3	(11.5)
Cash and cash equivalents at beginning of period	48.4	48.3
Cash and cash equivalents at end of period	$48.7	$36.8
Income taxes paid	$0.8	$1.3
Interest paid	$1.5	$1.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we”, “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”). Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendment requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued an amendment to this standard to address line of credit arrangements, which would allow an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the line of credit arrangement. The Company adopted this ASU during the first quarter of 2016 and applied this standard retrospectively to 2015. The new guidance only impacted the presentation of the Company's financial position and did not materially affect the Company's results of operations or other financial statement disclosures. Refer to Note 9 for the impact on our consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted this ASU during the first quarter of 2016. There was no impact to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The amendment requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance. In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The FASB also is addressing measurement of credit losses on financial assets in a separate project. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is not permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The amendment establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for employee share- based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The ASU is effective for fiscal years beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 — Segments

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Total Supply Management™ manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation, and includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, gasoline direct injection systems, fuel filler and hydraulic fluid assemblies for automotive, agricultural equipment, constructions equipment, heavy-duty truck and marine equipment industries. Assembly Components also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications, such as induction heating and melting systems, pipe threading equipment, machined locomotive crankshafts and camshafts and various forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

The Company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, which includes, but is not limited to executive compensation, corporate office costs and other income or expense items, as well as non-cash charges and net interest expense.

Results by business segment were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net sales:
Supply Technologies	$129.9	$151.4
Assembly Components	131.7	140.5
Engineered Products	66.4	82.8
	$328.0	$374.7
Income before income taxes:
Supply Technologies	$10.2	$14.2
Assembly Components	10.2	10.6
Engineered Products	1.4	6.2
Total segment operating income	21.8	31.0
Corporate costs	(6.4)	(6.6)
Asset impairment	(4.0)	—
Interest expense	(7.1)	(6.8)
Income before income taxes	$4.3	$17.6

	March 31, 2016	December 31, 2015
	(In millions)
Identifiable assets:
Supply Technologies	$275.7	$276.3
Assembly Components	346.1	344.8
Engineered Products	271.3	243.1
General corporate	67.0	75.4
	$960.1	$939.6

NOTE 4 — Accounts Receivable

We sell accounts receivable to reduce accounts receivable concentration risk and to provide additional financing capacity. The following table summarizes accounts receivable sold and the losses recorded on the sales of accounts receivable.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

	Three Months Ended March 31,
	2016	2015
	(In millions)
Accounts receivable sold	$21.2	$26.1
Loss on sale of accounts receivable	$(0.1)	$(0.1)

The loss on the sale of accounts receivable is recorded in selling, general and administrative expenses. These losses represent the implicit interest on the transaction.

NOTE 5 — Inventories

The components of inventory consist of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Finished goods	$147.0	$147.5
Work in process	39.4	37.4
Raw materials and supplies	67.0	64.1
Inventories, net	$253.4	$249.0

NOTE 6 — Goodwill

The changes in the carrying amount of goodwill by segment for the periods ended March 31, 2016 and December 31, 2015 were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2015	$7.6	$54.0	$27.9	$89.5
Acquisition adjustments	—	0.1	(6.3)	(6.2)
Foreign currency translation	(0.4)	—	(0.9)	(1.3)
Balance at December 31, 2015	7.2	54.1	20.7	82.0
Foreign currency translation	(0.1)	—	0.6	0.5
Balance at March 31, 2016	$7.1	$54.1	$21.3	$82.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

NOTE 7 — Other Intangible Assets

Information regarding other intangible assets as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016				December 31, 2015
	Weighted Average Useful Life	Acquisition Cost	Accumulated Amortization	Net	Acquisition Cost	Accumulated Amortization	Net
		(In millions)
Non-contractual customer relationships	11.8 years	$76.4	$19.8	$56.6	$76.0	$18.5	$57.5
Indefinite-lived tradenames	*	18.7	*	18.7	18.7	*	18.7
Technology	18.6 years	16.1	1.2	14.9	15.9	0.9	15.0
Other	8.7 years	4.1	2.7	1.4	4.1	2.5	1.6
Total		$115.3	$23.7	$91.6	$114.7	$21.9	$92.8
* Not applicable, tradenames have an indefinite life.

Information regarding amortization expense of other intangible assets follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Amortization expense	$1.6	$1.7

NOTE 8 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended March 31, 2016 and 2015:

	2016	2015
	(In millions)
Balance at January 1,	$6.1	$6.9
Claims paid	(0.6)	(1.2)
Warranty expense, net	0.7	0.3
Balance at March 31,	$6.2	$6.0

NOTE 9 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

Long-term debt consists of the following:

					Carrying Value at
		Issuance Date	Maturity Date	Interest Rate at March 31, 2016	March 31, 2016	December 31, 2015
					(In millions)
Senior Notes		April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit		—	July 31, 2019	2.15%	164.6	169.0
Term loan		—	July 31, 2019	2.63%	26.7	27.9
Other, including capital leases		Various	Various	Various	24.1	21.2
Less current maturities					(21.5)	(17.8)
Less unamortized debt issuance costs	(1)				(4.3)	(4.5)
Total long-term debt, net					$439.6	$445.8
(1) Prior to the adoption of ASU 2015-03, debt issuance costs of $4.5 million were previously reflected in the December 31, 2015 consolidated balance sheet as other assets.

On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company had no borrowings under this agreement as of March 31, 2016.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $17.8 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2016.

On July 31, 2014, the Company entered into a sixth amendment and restatement of the credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, increased the revolving credit facility to $230.0 million, provided a term loan and extended the maturity date of the borrowings under the Amended Credit Agreement to July 31, 2019. The revolving credit facility includes a Canadian sub-limit of $35.0 million and a European sub-limit of $25.0 million for borrowings in those locations.

The Amended Credit Agreement was further amended in accordance with Amendments No. 1, 2, 3 and 4 to the Amended Credit Agreement, dated October 24, 2014, January 20, 2015, March 12, 2015 and April 22, 2016, respectively (collectively, the “Amendments”). The Amendments:

•	increase the revolving credit facility to $300.0 million;

•	increase the inventory advance rate from 50% to 65%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing July 1, 2016;

•	reload the term loan up to $35.0 million, of which $26.7 million has been borrowed and is outstanding as of March 31, 2016;

•	increase the Canadian sub-limit up to $35.0 million;

•	increase the European sub-limit up to $25.0 million; and

•
provide minor pricing adjustments including pricing the first $35.0 million drawn on the revolving credit facility at LIBOR plus 3.50%, reducing automatically on a pro-rata quarterly basis over 36 months commencing July 1, 2016.

At the Company’s election, domestic amounts borrowed under the revolving credit facility may be borrowed at either:

•LIBOR plus 1.5% to 2.5%; or
•the bank’s prime lending rate minus 0.25% to 1.25%.

At the Company's election, amounts borrowed under the term loan may be borrowed at either:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

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

The following table represents fair value information of the Company's Senior Notes, classified as Level 1, at March 31, 2016 and December 31, 2015. The fair value was estimated using quoted market prices.

	March 31, 2016	December 31, 2015
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$255.3	$263.4

NOTE 10 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective tax rate for the first three months of 2016 and 2015 was 37.2% and 36.4%, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2016, the Company recorded an increase to unrecognized tax benefits of approximately $0.1 million related to prior year tax positions and accrued interest. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $3.0 million as a result of the closure of tax statutes related to existing uncertain tax positions.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

NOTE 11 — Stock-Based Compensation

A summary of Holdings' stock option activity as of March 31, 2016 and changes during the first three months of 2016 is presented below:

	2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	60,000	$19.41
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding - end of period	60,000	$19.41	1.6 years	$1.4
Options exercisable	60,000	$19.41	1.6 years	$1.4

A summary of Holdings' restricted share and performance share activity for the three months ended March 31, 2016 is as follows:

	2016
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	208,429	$36.61	120,000	$48.72
Granted	27,500	34.27	165,000	34.78
Vested	(42,001)	20.64	—	—
Canceled or expired	(834)	34.53	—	—
Outstanding - end of period	193,094	$39.76	285,000	$40.65

During the first quarter of 2016, 1,500 shares were awarded, vested and expensed at the time of the award. The value of the award was immaterial.

Total stock-based compensation expense included in selling, general and administrative expenses during the first three months of 2016 and 2015 was $2.5 million and $1.6 million, respectively. As of March 31, 2016, there was $14.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.7 years.

NOTE 12 — Commitments, Contingencies and Litigation Judgment

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corp., in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys' fees and costs. The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand.   On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM has appealed that decision.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

NOTE 13 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (gains) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Service costs	$0.6	$0.6	$—	$—
Interest costs	0.5	0.6	0.1	0.1
Expected return on plan assets	(2.4)	(2.5)	—	—
Recognized net actuarial loss	0.3	—	0.1	0.2
Net periodic benefit (gains) costs	$(1.0)	$(1.3)	$0.2	$0.3

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	2.6	—	2.6
Pension and OPEB activity, net of tax adjustments (b)	—	0.2	0.2
Ending balance	$(14.3)	$(12.9)	$(27.2)

	Three Months Ended March 31, 2015
	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Beginning balance	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments (a)	(5.3)	—	(5.3)
Pension and OPEB activity, net of tax adjustments (b)	—	0.2	0.2
Ending balance	$(10.4)	$(8.7)	$(19.1)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

NOTE 15 — Asset Impairment

In the first quarter of 2016, due to sales volume declines in certain programs with an automotive customer within the Assembly Components segment, the Company evaluated its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, "Property, Plant and Equipment." The Company determined whether the carrying amount of its long-lived assets with a net book value of $5.2 million was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. As the carrying value of the assets exceeded the expected undiscounted cash flows, the Company estimated the fair value of these assets to determine whether impairment existed. The fair value of the assets was estimated, using Level 2 inputs, based on the expected sale proceeds of similar machinery and equipment as determined using third party quotes and appraisals. As a result of the Company's analysis, the Company recorded an asset impairment charge of $4.0 million.

In addition to the assets identified above, the Company also has leased assets associated with the programs mentioned above. The Company anticipates recognizing lease exit costs, which are not expected to be material, in the period that an early termination from the operating leases is entered into or when the Company ceases the use of the assets.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, condensed consolidating statements of income for the three months ended March 31, 2016 and 2015, condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

	Condensed Consolidating Balance Sheet
	March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$48.6	$—	$48.7
Accounts receivable, net	—	148.0	64.1	—	212.1
Inventories, net	—	187.4	66.0	—	253.4
Unbilled contract revenue	—	24.4	2.3	—	26.7
Receivable from affiliates	—	—	9.2	—	9.2
Other current assets	0.7	9.0	5.7	—	15.4
Total current assets	0.7	368.9	195.9	—	565.5
Investment in subsidiaries	501.3	181.0	—	(682.3)	—
Intercompany advances	248.0	72.6	157.0	(477.6)	—
Property, plant and equipment, net	6.5	106.8	39.2	—	152.5
Goodwill	—	56.5	26.0	—	82.5
Intangible assets, net	—	68.3	23.3	—	91.6
Other long-term assets	58.6	6.1	3.3	—	68.0
Total assets	$815.1	$860.2	$444.7	$(1,159.9)	$960.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$94.6	$40.8	$—	$135.4
Payable to affiliates	—	—	7.1	—	7.1
Accrued expenses and other	17.2	68.9	22.9	—	109.0
Total current liabilities	17.2	163.5	70.8	—	251.5
Long-term liabilities, less current portion:
Debt	425.2	14.0	0.4	—	439.6
Deferred tax liabilities	—	17.1	4.4	—	21.5
Other postretirement benefits and other long-term liabilities	13.9	14.5	8.8	—	37.2
Total long-term liabilities	439.1	45.6	13.6	—	498.3
Intercompany advances	148.5	174.1	155.0	(477.6)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	203.4	477.0	198.4	(675.4)	203.4
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total equity	210.3	477.0	205.3	(682.3)	210.3
Total liabilities and equity	$815.1	$860.2	$444.7	$(1,159.9)	$960.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

	Condensed Consolidating Balance Sheet
	December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$48.3	$—	$48.4
Accounts receivable, net	—	139.7	59.6	—	199.3
Inventories, net	—	183.1	65.9	—	249.0
Unbilled contract revenue	—	24.3	2.2	—	26.5
Receivable from affiliates	—	—	8.6	—	8.6
Other current assets	0.8	9.9	1.8	—	12.5
Total current assets	0.8	357.1	186.4	—	544.3
Investment in subsidiaries	495.4	173.5	—	(668.9)	—
Intercompany advances	249.2	65.4	151.6	(466.2)	—
Property, plant and equipment, net	6.7	112.2	35.2	—	154.1
Goodwill	—	56.5	25.5	—	82.0
Intangible assets, net	—	69.4	23.4	—	92.8
Other long-term assets	57.2	4.8	4.4	—	66.4
Total assets	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$91.5	$38.2	$—	$129.7
Payable to affiliates	—	—	6.6	—	6.6
Accrued expenses and other	15.2	58.6	21.5	—	95.3
Total current liabilities	15.2	150.1	66.3	—	231.6
Long-term liabilities, less current portion:
Debt	430.6	14.6	0.6	—	445.8
Deferred tax liabilities	—	17.1	4.3	—	21.4
Other postretirement benefits and other long-term liabilities	16.4	13.0	9.1	—	38.5
Total long-term liabilities	447.0	44.7	14.0	—	505.7
Intercompany advances	144.8	172.9	148.5	(466.2)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	195.4	471.2	190.8	(662.0)	195.4
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total equity	202.3	471.2	197.7	(668.9)	202.3
Total liabilities and shareholder's equity	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$251.0	$77.0	$—	$328.0
Cost of sales	—	220.3	59.9	—	280.2
Gross profit	—	30.7	17.1	—	47.8
Selling, general and administrative expenses	4.1	18.5	9.8	—	32.4
Asset impairment	—	4.0	—	—	4.0
Income (loss) from subsidiaries	13.6	4.4	—	(18.0)	—
Operating income (loss)	9.5	12.6	7.3	(18.0)	11.4
Interest expense	6.8	—	0.3	—	7.1
Income (loss) before income taxes	2.7	12.6	7.0	(18.0)	4.3
Income tax expense	—	(0.9)	2.5	—	1.6
Net income (loss)	2.7	13.5	4.5	(18.0)	2.7
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$2.7	$13.5	$4.5	$(18.0)	$2.7

Other comprehensive income (loss) (see note 16):
Net income (loss)	$2.7	$13.5	$4.5	$(18.0)	$2.7
Foreign currency translation adjustments	2.6	—	2.6	(2.6)	2.6
Recognition of actuarial loss, net of tax	0.2	0.2	—	(0.2)	0.2
Comprehensive income (loss), net of tax	5.5	13.7	7.1	(20.8)	5.5
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to ParkOhio common shareholder	$5.5	$13.7	$7.1	$(20.8)	$5.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(9.8)	$21.5	$4.6	$(6.3)	$10.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(4.5)	(4.4)	—	(8.9)
Net cash used in investing activities	—	(4.5)	(4.4)	—	(8.9)
FINANCING ACTIVITIES
Intercompany account change	10.9	(16.6)	(0.6)	6.3	—
Proceeds from term loans and other debt	4.5	0.2	—	—	4.7
Payments on term loans and other debt	(1.1)	—	—	—	(1.1)
(Payments on) proceeds from revolving credit facility, net	(4.5)	—	—	—	(4.5)
Payments on capital leases, net	—	(0.6)	(0.1)	—	(0.7)
Net cash (used) provided by financing activities	9.8	(17.0)	(0.7)	6.3	(1.6)
Effect of exchange rate changes on cash	—	—	0.8	—	0.8
Decrease in cash and cash equivalents	—	—	0.3	—	0.3
Cash and cash equivalents at beginning of period	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of period	$—	$0.1	$48.6	$—	$48.7

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(4.1)	$2.8	$10.5	$(8.5)	$0.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(8.2)	(3.3)	—	(11.5)
Net cash used in investing activities	—	(8.2)	(3.3)	—	(11.5)
FINANCING ACTIVITIES
Intercompany account change	2.5	3.8	(14.8)	8.5	—
Payments on term loans and other debt	—	(0.2)	—	—	(0.2)
Proceeds from revolving credit facility, net	1.7	—	—	—	1.7
Dividend paid to parent	(2.5)	—	—	—	(2.5)
Net cash provided (used) by financing activities	4.1	3.6	(14.8)	8.5	1.4
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Increase in cash and cash equivalents	—	(1.8)	(9.7)	—	(11.5)
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$2.0	$34.8	$—	$36.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products and oriented toward improving fuel efficiency and reducing weight in the customer's end products. Our product offerings include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers, industrial hose and injected molded rubber and plastic components, gasoline direct injection systems and fuel filler assemblies. Our products are primarily used in the following industries: automotive; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), on a sole-source basis.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$328.0	$374.7	$(46.7)	(12.5)%
Cost of sales	280.2	316.3	(36.1)	(11.4)%
Gross profit	47.8	58.4	(10.6)	(18.2)%
Gross profit as a percentage of net sales	14.6%	15.6%
SG&A expenses	32.4	34.0	(1.6)	(4.7)%
SG&A as a percentage of net sales	9.9%	9.1%
Asset impairment	4.0	—	4.0	*
Operating income	11.4	20.4	(9.0)	(44.1)%
Interest expense	7.1	6.8	0.3	4.4%
Income before income taxes	4.3	17.6	(13.3)	(75.6)%
Income tax expense	1.6	6.4	(4.8)	(75.0)%
Net income	2.7	11.2	(8.5)	(75.9)%
Net income attributable to noncontrolling interest	—	(0.3)	0.3	*
Net income attributable to ParkOhio common shareholder	$2.7	$10.9	$(8.2)	(75.2)%

Net Sales:

Net sales decreased $46.7 million, or 12.5%, to $328.0 million in the first three months of 2016, compared to $374.7 million in the same period in 2015, mainly due to volume reductions in each of our segments.

The factors explaining the changes in segment revenues for the three months ended March 31, 2016 compared to the prior year comparable period are contained within the “Segment Analysis” section.

Cost of Sales & Gross Profit:

Cost of sales decreased $36.1 million to $280.2 million in the first three months of 2016, compared to $316.3 million in the same period in 2015. The decrease in cost of sales was primarily due to the decrease in net sales volumes at each of our segments.

The gross profit margin percentage was 14.6% in the first three months of 2016 compared to 15.6% in the same period in 2015. The decrease in gross margin percentage of 100 basis points is largely due to sales mix and the reduced absorption in the certain locations affected by lower customer demand.

Selling General & Administrative ("SG&A") Expenses:

Consolidated SG&A expenses decreased $1.6 million to $32.4 million in the first three months of 2016, compared to $34.0 million in the same period in 2015. The decrease is primarily due to lower selling expenses as the Company responds to lower customer demand as well as an impact from changes in foreign currency rates compared to the comparable prior year period. SG&A expenses as a percent of sales increased 80 basis points to 9.9% in the first three months of 2016 compared to 9.1% in the first three months of 2015.

Asset Impairment Charges:

Asset impairment charges of $4.0 million were recognized in the first three months of 2016 due to sales volume declines in certain programs with an automotive customer within the Assembly Components segment.

Interest Expense:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Interest expense	$7.1	$6.8	$0.3	4.4%
Average outstanding borrowings	$465.8	$445.7	$20.1	4.5%
Average borrowing rate	6.10%	6.10%

Interest expense increased $0.3 million in the first three months of 2016 compared to the same period in 2015 due to higher average borrowings to fund working capital and capital expenditures.

Income Tax Expense:

The provision for income taxes was $1.6 million, at a 37.2% effective income tax rate, in the first three months of 2016. This was comparable to income taxes of $6.4 million, at a 36.4% effective income tax rate, in the corresponding period of 2015.

Net Income:

Net income decreased $8.5 million to $2.7 million for the first three months of 2016, compared to $11.2 million for the first three months of 2015, due to the reasons described above.

Net (Loss) Income Attributable to Noncontrolling Interest:

As a result of the sale of the 25% equity interest in one of our forging businesses in the third quarter of 2013, an immaterial amount of income for the first three months of 2016 was attributed to the noncontrolling interest and was reduced from net income to derive net income attributable to ParkOhio common shareholder.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder decreased $8.2 million to $2.7 million in the first three months of 2016, compared to $10.9 million in the same period of 2015, due to the reasons described above.

SEGMENT ANALYSIS

The Company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, which includes, but is not limited to executive compensation, corporate office costs and other income or expense items, as well as non-cash charges and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended March 31,
	2016	2015	% Change
Revenues:
Supply Technologies	40%	40%	—%
Assembly Components	40%	38%	2%
Engineered Products	20%	22%	(2)%

Segment Operating Income:
Supply Technologies	47%	46%	1%
Assembly Components	47%	34%	13%
Engineered Products	6%	20%	(14)%

Supply Technologies Segment

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$129.9	$151.4	$(21.5)	(14)%
Segment operating income	$10.2	$14.2	$(4.0)	(28)%
Segment operating income margin	7.9%	9.4%

Net Sales: The net sales decline in the first three months of 2016 resulted from reduced demand primarily in the heavy-duty truck market, which was down 33%; the power sports and recreational equipment market, which was down 13%; the semiconductor market, which was down 38%; and the agriculture and construction market, which was down 19% compared to 2015.

Segment Operating Income: As a result of the reduction in net sales, segment operating income decreased $4.0 million, or 28%, to $10.2 million. Segment operating income margin was 7.9%, which was a 150-basis-points reduction compared to the prior year's first three months of 9.4%. These declines were driven largely by product mix and the volume reductions noted above.

Assembly Components Segment

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$131.7	$140.5	$(8.8)	(6)%
Segment operating income	$10.2	$10.6	$(0.4)	(4)%
Segment operating income margin	7.7%	7.5%

Net Sales: The decrease in net sales is primarily due to a customer's decision to reduce demand for certain aluminum parts on two automotive programs. Also contributing to the overall decrease in net sales was a reduction in 2016 associated with the fuel filler business partially offset by increases in our rubber products and gasoline direct injection system businesses.

Segment Operating Income: Segment operating income decreased $0.4 million in the first three months of 2016 compared to the comparable period in 2015 primarily from product mix resulting from sales volume reductions noted above. Segment operating income margin was 7.7% in 2016 compared to 7.5% in 2015 resulting from product mix.

Engineered Products Segment

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$66.4	$82.8	$(16.4)	(20)%
Segment operating income	$1.4	$6.2	$(4.8)	(77)%
Segment operating income margin	2.1%	7.5%

Net Sales: Net sales decreased 20% in the first three months of 2016 compared to the same period of 2015 due to continued demand weaknesses in the oil and gas, military and commercial aerospace, rail and steel end markets.

Segment Operating Income:    In the first three months of 2016, segment operating income margin decreased to 2.1% compared to 7.5% in the first three months of 2015. The operating margin decline was primarily due to unfavorable sales mix in our induction business and volume declines in our pipe threading and forging businesses related to weak demand for products sold to the oil and gas, steel, rail and military and commercial aerospace end markets.

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

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to the following: our ability to successfully integrate acquired companies and achieve the expected results of such acquisitions; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our Board of Directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends; and the other factors we describe under the “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Amended Credit Agreement, which consisted of borrowings of $191.3 million at March 31, 2016. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.5 million during the three-month period ended March 31, 2016.

Our foreign subsidiaries generally conduct business in local currencies. During the first three months of 2016, we recorded a favorable foreign currency translation adjustment of $2.6 million related to net assets located outside the United

States. This foreign currency translation adjustment resulted primarily from the weakening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company periodically enters into forward contracts on foreign currencies, primarily the Euro and the British pound sterling, purely for the purpose of hedging exposure to changes in the value of accounts receivable in those currencies against the U.S. dollar. We currently use no derivative instruments. At March 31, 2016, there were no such currency hedge contracts outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2016:
We were a co-defendant in approximately 108 cases asserting claims on behalf of approximately 284 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
There are only seven asbestos cases, involving 24 plaintiffs, that plead specified damages against named defendants. In each of the seven cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory damages in the amount of $3.0 million for four separate causes of action and $1.0 million for another cause of action and punitive damages in the amount of $10.0 million. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $10.0 million, for seven separate causes of action. In the fifth case, the plaintiff has alleged compensatory damages in the amount of $20.0 million for eight separate causes of action and punitive damages in the amount of $20.0 million. In the sixth case, the plaintiff has alleged compensatory damages in the amount of $10.0 million for five separate causes of action and $5.0 million for the sixth cause of action and punitive damages in the amount for $10.0 million for five causes of action. In the seventh case the plaintiff has alleged compensatory and punitive damages, each in the amount $10.0 million, for five separate causes of action.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corp., in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO’s Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence, and constructive fraud.  IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages.  ATM denied the allegations.  ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial.  The remaining claims were the subject of a bench trial that occurred in May 2013.  After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages.  The trial proceeded with respect to the remainder of IPSCO’s claim for breach of contract.  In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal.  In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO.  In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claims for gross negligence and punitive damages.  The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case.  It affirmed the district court's determination that ATM was liable for breach of contract.  It also affirmed the district court's dismissal of IPSCO's claims for gross negligence and punitive damages.  However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract.  Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand. On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM has appealed that decision.
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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
Date: May 12, 2016

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended March 31, 2016

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