Form 10-Q
period 2016-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2016-08-10
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2016, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 37.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2016	December 31, 2015
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$48.3	$48.4
Accounts receivable, net	200.4	199.3
Inventories, net	248.9	249.0
Receivable from affiliates	10.7	8.6
Other current assets	45.6	39.0
Total current assets	553.9	544.3
Property, plant and equipment, net	151.2	154.1
Goodwill	81.7	82.0
Intangible assets, net	89.1	92.8
Other long-term assets	68.7	66.4
Total assets	$944.6	$939.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$134.9	$129.7
Payable to affiliates	7.1	6.6
Accrued expenses and other	96.3	95.3
Total current liabilities	238.3	231.6
Long-term liabilities, less current portion:
Debt	434.0	445.8
Deferred tax liabilities	21.4	21.4
Other long-term liabilities	34.4	38.5
Total long-term liabilities	489.8	505.7
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	102.4	96.8
Retained earnings	140.7	128.6
Accumulated other comprehensive loss	(33.5)	(30.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	209.6	195.4
Noncontrolling interest	6.9	6.9
Total equity	216.5	202.3
Total liabilities and shareholder's equity	$944.6	$939.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net sales	$329.4	$377.3	$657.4	$752.0
Cost of sales	275.1	316.9	555.3	633.2
Gross profit	54.3	60.4	102.1	118.8
Selling, general and administrative expenses	33.4	34.5	65.8	68.5
Asset impairment	—	—	4.0	—
Operating income	20.9	25.9	32.3	50.3
Interest expense	7.0	6.9	14.1	13.7
Income before income taxes	13.9	19.0	18.2	36.6
Income tax expense	4.5	6.2	6.1	12.6
Net income	9.4	12.8	12.1	24.0
Net income attributable to noncontrolling interest	—	(0.2)	—	(0.5)
Net income attributable to ParkOhio common shareholder	$9.4	$12.6	$12.1	$23.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net income	$9.4	$12.8	$12.1	$24.0
Other comprehensive income:
Foreign currency translation gain (loss)	(6.5)	2.7	(3.9)	(2.6)
Pension and other postretirement benefit adjustments, net of tax	0.2	0.1	0.4	0.3
Total other comprehensive income (loss)	(6.3)	2.8	(3.5)	(2.3)
Total comprehensive income, net of tax	3.1	15.6	8.6	21.7
Comprehensive income attributable to noncontrolling interest	—	(0.2)	—	(0.5)
Comprehensive income attributable to ParkOhio common shareholder	$3.1	$15.4	$8.6	$21.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)
OPERATING ACTIVITIES
Net income	$12.1	$24.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15.1	13.6
Asset impairment	4.0	—
Share-based compensation	5.5	2.9
Changes in operating assets and liabilities:
Accounts receivable	(1.0)	(10.6)
Inventories	(0.4)	(15.7)
Prepaid and other current assets	(6.3)	(2.7)
Accounts payable and accrued expenses	5.7	(19.3)
Other noncurrent liabilities	(4.1)	6.7
Other	(3.8)	(7.4)
Net cash provided (used) by operating activities	26.8	(8.5)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14.0)	(19.9)
Net cash used by investing activities	(14.0)	(19.9)
FINANCING ACTIVITIES
Proceeds from term loans and other debt	6.1	3.3
Payments on term loans and other debt	(2.2)	(1.5)
(Payments) proceeds from revolving credit facility, net	(13.5)	24.9
Payments on capital lease facilities, net	(1.6)	—
Payment of acquisition earn-out	(2.0)	—
Dividend paid to Parent	—	(2.5)
Net cash (used) provided by financing activities	(13.2)	24.2
Effect of exchange rate changes on cash	0.3	(1.5)
Decrease in cash and cash equivalents	(0.1)	(5.7)
Cash and cash equivalents at beginning of period	48.4	48.3
Cash and cash equivalents at end of period	$48.3	$42.6
Income taxes paid	$2.4	$7.6
Interest paid	$13.1	$12.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued an amendment to this standard to address line of credit arrangements, which would allow an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the line of credit arrangement. The Company adopted this ASU during the first quarter of 2016 and applied this standard retrospectively to 2015. The new guidance only impacted the presentation of the Company's financial position and did not affect the Company's results of operations or cash flows. Refer to Note 7 for the impact on our consolidated balance sheet at December 31, 2015.

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
June 30, 2016

initially applying the standard recognized at the date of adoption. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in the ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The FASB also is addressing measurement of credit losses on financial assets in a separate project. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is not permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The ASU establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The ASU is effective for fiscal years beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash charges and net interest expense.

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net sales:
Supply Technologies	$132.9	$150.2	$262.8	$301.6
Assembly Components	134.3	139.8	266.0	280.3
Engineered Products	62.2	87.3	128.6	170.1
	$329.4	$377.3	$657.4	$752.0
Segment operating income:
Supply Technologies	$10.9	$13.0	$21.1	$27.2
Assembly Components	14.2	13.6	24.4	24.2
Engineered Products	3.2	5.2	4.6	11.4
Total segment operating income	28.3	31.8	50.1	62.8

Corporate costs	(7.4)	(5.9)	(13.8)	(12.5)
Asset impairment	—	—	(4.0)	—
Interest expense	(7.0)	(6.9)	(14.1)	(13.7)
Income before income taxes	$13.9	$19.0	$18.2	$36.6

NOTE 4 — Inventories

The components of inventory consist of the following:

	June 30, 2016	December 31, 2015
	(In millions)
Finished goods	$140.9	$147.5
Work in process	40.8	37.4
Raw materials and supplies	67.2	64.1
Inventories, net	$248.9	$249.0

NOTE 5 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended June 30, 2016 and 2015:

	2016	2015
	(In millions)
Balance at January 1,	$6.1	$6.9
Claims paid	(1.0)	(2.2)
Warranty expense, net	0.8	1.4
Balance at June 30,	$5.9	$6.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

NOTE 6 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective income tax rate for the first six months of 2016 and 2015 was 33.5% and 34.4%, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three- and six- months ended June 30, 2016, the Company recorded an increase to unrecognized tax benefits of approximately $0.1 million and $0.1 million, respectively, related to prior year tax positions and accrued interest. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $3.0 million as a result of the closure of tax statutes related to existing uncertain tax positions.

NOTE 7 — Financing Arrangements

Long-term debt consists of the following:

					Carrying Value at
		Issuance Date	Maturity Date	Interest Rate at June 30, 2016	June 30, 2016	December 31, 2015
					(In millions)
Senior Notes		April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit facility		—	July 31, 2019	2.69%	155.6	169.0
Term loan		—	July 31, 2019	2.51%	25.6	27.9
Other, including capital leases		Various	Various	Various	26.0	21.2
Less current maturities					(19.0)	(17.8)
Less unamortized debt issuance costs	(1)				(4.2)	(4.5)
Total long-term debt, net					$434.0	$445.8
(1) Prior to the adoption of ASU 2015-03, debt issuance costs of $4.5 million were previously reflected in the December 31, 2015 consolidated balance sheet in other long-term assets.

On April 22, 2016, the Company further amended its revolving credit facility (the “Amended Credit Agreement”) to

•	increase the revolving credit facility to $300.0 million;

•	increase the inventory advance rate from 50% to 65%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing July 1, 2016;

•	reload the term loan up to $35.0 million, of which $25.6 million has been borrowed and is outstanding as of June 30, 2016;

•	increase the Canadian sub-limit up to $35.0 million;

•	increase the European sub-limit up to $25.0 million; and

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

At the Company’s election, domestic amounts borrowed under the revolving credit facility may be borrowed at either: LIBOR plus 1.5% to 2.5%; or the bank’s prime lending rate minus 0.25% to 1.25%. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement.

Amounts borrowed under the under the sub-limit may be borrowed at either: the Canadian deposit offered rate plus 1.5% to 2.5%; the Canadian prime lending rate plus 0.0% to 1.0%; or the U.S. base rate plus 0.0% to 1.0%.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan agreement matures in September 2025. The Company had $5.6 million of borrowings outstanding under this agreement as of June 30, 2016.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $17.4 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2016.

The Term loan is amortized based on a seven-year schedule with the balance due at maturity (July 31, 2019). The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. At the Company's election, amounts borrowed under the Term loan may be borrowed at either: LIBOR plus 2.0% to 3.0%; or the bank’s prime lending rate minus 0.75% to plus 0.25%.

The following table represents fair value information of the Senior Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2016	December 31, 2015
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$251.3	$263.4

NOTE 8 — Stock-Based Compensation

A summary of Holdings' stock option activity as of June 30, 2016 and changes during the first six months of 2016 is presented below:

	2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	60,000	$19.41
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding - end of period	60,000	$19.41	1.4 years	$1.7
Options exercisable	60,000	$19.41	1.4 years	$1.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

A summary of Holdings' restricted share activity for the six months ended June 30, 2016 is as follows:

	2016
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	208,429	$36.61	120,000	$48.72
Granted	58,570	30.72	165,000	34.78
Vested	(99,998)	40.16	(40,000)	48.72
Performance-based to time-based(a)	80,000	48.72	(80,000)	48.72
Canceled or expired	(834)	34.53	—	—
Outstanding - end of period	246,167	$37.71	165,000	$34.78
(a) During the second quarter of 2016, 40,000 of the performance-based restricted shares granted in 2015 fully vested based on achievement of the performance criteria. In accordance with the grant agreements, the remaining 80,000 shares became time-based, vesting over the remaining two years of the requisite service period.

During the first quarter of 2016, 1,500 shares were awarded, vested and expensed at the time of the award. The value of the award was immaterial.

Total stock-based compensation expense included in selling, general and administrative expenses during the first six months of 2016 and 2015 was $5.5 million and $2.9 million, respectively. As of June 30, 2016, there was $12.6 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.6 years.

NOTE 9 — Commitments, Contingencies and Litigation Judgment

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Although it is not possible to predict with certainty the ultimate outcome or cost of these matters, the Company believes they will not have a material adverse effect on our consolidated financial statements.

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
June 30, 2016

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

NOTE 10 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Other Postretirement Benefits ("OPEB")
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In millions)
Service costs	$0.6	$0.6	$1.2	$1.2	$—	$—	$—	$—
Interest costs	0.4	0.6	0.9	1.2	0.1	0.2	0.2	0.3
Expected return on plan assets	(2.4)	(2.5)	(4.8)	(5.0)	—	—	—	—
Recognized net actuarial loss	0.3	—	0.6	—	0.1	0.1	0.2	0.3
Net periodic benefit (income) costs	$(1.1)	$(1.3)	$(2.1)	$(2.6)	$0.2	$0.3	$0.4	$0.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

NOTE 11 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30, 2016
	Cumulative Translation Adjustment	Pension and OPEB	Total
	(In millions)
Beginning balance	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	(3.9)	—	(3.9)
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
Ending balance	$(20.8)	$(12.7)	$(33.5)

	Six Months Ended June 30, 2015
	Cumulative Translation Adjustment	Pension and OPEB	Total
	(In millions)
Beginning balance	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments (a)	(2.6)	—	(2.6)
Pension and OPEB activity, net of tax adjustments (b)	—	0.3	0.3
Ending balance	$(7.7)	$(8.6)	$(16.3)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

NOTE 12 — Asset Impairment

In the first quarter of 2016, due to sales volume declines in certain programs with an automotive customer, the Company evaluated its long-lived assets in accordance with ASU 360, "Property, Plant and Equipment." The Company determined whether the carrying amount of its long-lived assets with a net book value of $5.2 million was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. As the carrying value of the assets exceeded the expected undiscounted cash flows, the Company estimated the fair value of these assets to determine whether impairment existed. The fair value of the assets was estimated, using Level 2 inputs, based on the expected sale proceeds of similar machinery and equipment as determined using third party quotes and appraisals. As a result of the Company's analysis, the Company recorded an asset impairment charge of $4.0 million.

NOTE 13 — Supplemental Guarantor Information

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidating statements of operations for the three and six months ended June 30, 2016 and 2015, condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Condensed Consolidating Balance Sheet
	June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$48.3	$—	$48.3
Accounts receivable, net	—	140.8	59.6	—	200.4
Inventories, net	—	183.2	65.7	—	248.9
Receivable from affiliates	—	—	10.7	—	10.7
Other current assets	0.7	33.5	11.4	—	45.6
Total current assets	0.7	357.5	195.7	—	553.9
Investments in subsidiaries	520.1	178.5		(698.6)	—
Intercompany advances	247.0	72.8	149.6	(469.4)	—
Property, plant and equipment, net	6.4	100.6	44.2	—	151.2
Goodwill	—	56.5	25.2	—	81.7
Intangible assets, net	—	67.1	22.0	—	89.1
Other long-term assets	59.0	5.5	4.2	—	68.7
Total assets	$833.2	$838.5	$440.9	$(1,168.0)	$944.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$102.9	$32.0	$—	$134.9
Payable to affiliates	—	—	7.1	—	7.1
Accrued expenses and other	14.2	61.1	21.0	—	96.3
Total current liabilities	14.2	164.0	60.1	—	238.3
Long-term liabilities, less current portion:
Debt	415.2	13.4	5.4	—	434.0
Deferred tax liabilities	—	17.2	4.2	—	21.4
Other long-term liabilities	10.2	18.1	6.1	—	34.4
Total long-term liabilities	425.4	48.7	15.7	—	489.8
Intercompany advances	177.1	131.0	161.3	(469.4)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	209.6	494.8	196.9	(691.7)	209.6
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total equity	216.5	494.8	203.8	(698.6)	216.5
Total liabilities and equity	$833.2	$838.5	$440.9	$(1,168.0)	$944.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Condensed Consolidating Balance Sheet
	December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$48.3	$—	$48.4
Accounts receivable, net	—	139.7	59.6	—	199.3
Inventories, net	—	183.1	65.9	—	249.0
Receivable from affiliates	—	—	8.6	—	8.6
Other current assets	0.8	34.2	4.0	—	39.0
Total current assets	0.8	357.1	186.4	—	544.3
Investments in subsidiaries	495.4	173.5	—	(668.9)	—
Intercompany advances	249.2	65.4	151.6	(466.2)	—
Property, plant and equipment, net	6.7	112.2	35.2	—	154.1
Goodwill	—	56.5	25.5	—	82.0
Intangible assets, net	—	69.4	23.4	—	92.8
Other long-term assets	57.2	4.8	4.4	—	66.4
Total assets	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$91.5	$38.2	$—	$129.7
Payable to affiliates	—	—	6.6	—	6.6
Accrued expenses and other	15.2	58.6	21.5	—	95.3
Total current liabilities	15.2	150.1	66.3	—	231.6
Long-term liabilities, less current portion:
Debt	430.6	14.6	0.6	—	445.8
Deferred tax liabilities	—	17.1	4.3	—	21.4
Other long-term liabilities	16.4	13.0	9.1	—	38.5
Total long-term liabilities	447.0	44.7	14.0	—	505.7
Intercompany advances	144.8	172.9	148.5	(466.2)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	195.4	471.2	190.8	(662.0)	195.4
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total equity	202.3	471.2	197.7	(668.9)	202.3
Total liabilities and shareholder's equity	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$509.6	$147.8	$—	$657.4
Cost of sales	—	440.5	114.8	—	555.3
Gross profit	—	69.1	33.0	—	102.1
Selling, general and administrative expenses	10.3	36.5	19.0	—	65.8
Asset impairment	—	4.0	—	—	4.0
Income (loss) from subsidiaries	35.8	8.1	—	(43.9)	—
Operating income (loss)	25.5	36.7	14.0	(43.9)	32.3
Interest expense	13.4	—	0.7	—	14.1
Income (loss) before income taxes	12.1	36.7	13.3	(43.9)	18.2
Income tax expense	—	1.7	4.4	—	6.1
Net income (loss)	12.1	35.0	8.9	(43.9)	12.1
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$12.1	$35.0	$8.9	$(43.9)	$12.1

Other comprehensive income (loss) (see note 11):
Net income (loss)	$12.1	$35.0	$8.9	$(43.9)	$12.1
Foreign currency translation adjustments	(3.9)	—	(3.9)	3.9	(3.9)
Pension and OPEB activity, net of tax adjustments	0.4	0.4	—	(0.4)	0.4
Comprehensive income (loss), net of tax	8.6	35.4	5.0	(40.4)	8.6
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to ParkOhio common shareholder	$8.6	$35.4	$5.0	$(40.4)	$8.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$586.6	$165.4	$—	$752.0
Cost of sales	—	505.1	128.1	—	633.2
Gross profit	—	81.5	37.3	—	118.8
Selling, general and administrative expenses	12.8	36.0	19.7	—	68.5
Income (loss) from subsidiaries	50.1	10.6	—	(60.7)	—
Operating income (loss)	37.3	56.1	17.6	(60.7)	50.3
Interest expense	13.2	—	0.5	—	13.7
Income (loss) before income taxes	24.1	56.1	17.1	(60.7)	36.6
Income tax expense	—	8.2	4.4	—	12.6
Net income (loss)	24.1	47.9	12.7	(60.7)	24.0
Net (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$23.6	$47.9	$12.2	$(60.2)	$23.5

Other comprehensive income (loss) (see note 11):
Net income (loss)	$24.1	$47.9	$12.7	$(60.7)	$24.0
Foreign currency translation adjustments	(2.6)	—	(2.6)	2.6	(2.6)
Pension and OPEB activity, net of tax adjustments	0.3	0.1	—	(0.1)	0.3
Comprehensive income (loss), net of tax	21.8	48.0	10.1	(58.2)	21.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$21.3	$48.0	$9.6	$(57.7)	$21.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$258.6	$70.8	$—	$329.4
Cost of sales	—	220.2	54.9	—	275.1
Gross profit	—	38.4	15.9	—	54.3
Selling, general and administrative expenses	6.2	18.0	9.2	—	33.4
Income (loss) from subsidiaries	22.2	3.7	—	(25.9)	—
Operating income (loss)	16.0	24.1	6.7	(25.9)	20.9
Interest expense	6.6	—	0.4	—	7.0
Income (loss) before income taxes	9.4	24.1	6.3	(25.9)	13.9
Income tax expense	—	2.6	1.9	—	4.5
Net income (loss)	9.4	21.5	4.4	(25.9)	9.4
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to ParkOhio common shareholder	$9.4	$21.5	$4.4	$(25.9)	$9.4

Other comprehensive income (loss) (see note 11):
Foreign currency translation adjustments	$(6.5)	$—	$(6.5)	$6.5	$(6.5)
Pension and OPEB activity, net of tax adjustments	0.2	0.2	—	(0.2)	0.2
Comprehensive income (loss), net of tax	3.1	21.7	(2.1)	(19.6)	3.1
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to ParkOhio common shareholder	$3.1	$21.7	$(2.1)	$(19.6)	$3.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$295.5	$81.8	$—	$377.3
Cost of sales	—	252.9	64.0	—	316.9
Gross profit	—	42.6	17.8	—	60.4
Selling, general and administrative expenses	6.5	18.3	9.7	—	34.5
Income (loss) from subsidiaries	26.1	5.2	—	(31.3)	—
Operating income (loss)	19.6	29.5	8.1	(31.3)	25.9
Interest expense (income)	6.7	—	0.2	—	6.9
Income (loss) before income taxes	12.9	29.5	7.9	(31.3)	19.0
Income tax expense	—	4.4	1.8	—	6.2
Net income (loss)	12.9	25.1	6.1	(31.3)	12.8
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to ParkOhio common shareholder	$12.7	$25.1	$5.9	$(31.1)	$12.6

Other comprehensive income (loss) (see note 11):
Foreign currency translation adjustments	$2.7	$—	$2.7	$(2.7)	$2.7
Pension and OPEB activity, net of tax adjustments	0.1	(0.1)	—	0.1	0.1
Comprehensive income (loss), net of tax	15.7	25.0	8.8	(33.9)	15.6
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$15.5	$25.0	$8.6	$(33.7)	$15.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(24.4)	$59.8	$5.9	$(14.5)	$26.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(3.2)	(10.7)	—	(14.0)
Net cash used in investing activities	(0.1)	(3.2)	(10.7)	—	(14.0)
FINANCING ACTIVITIES
Intercompany account change	40.2	(56.3)	1.6	14.5	—
Proceeds from term loans and other debt	—	1.0	5.1	—	6.1
Payments on term loans and other debt	(2.2)	—	—	—	(2.2)
(Payments) proceeds from revolving credit facility, net	(13.5)	—	—	—	(13.5)
Payments on capital lease facilities, net	—	(1.4)	(0.2)	—	(1.6)
Payment of acquisition earn-out	—	—	(2.0)	—	(2.0)
Net cash (used) provided by financing activities	24.5	(56.7)	4.5	14.5	(13.2)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Decrease in cash and cash equivalents	—	(0.1)	—	—	(0.1)
Cash and cash equivalents at beginning of period	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of period	$—	$—	$48.3	$—	$48.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash provided (used) by operating activities	$(18.6)	$(0.4)	$20.8	$(10.3)	$(8.5)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(14.8)	(5.1)	—	(19.9)
Net cash used in investing activities	—	(14.8)	(5.1)	—	(19.9)
FINANCING ACTIVITIES
Intercompany account change	(5.8)	12.1	(16.6)	10.3	—
Proceeds from term loans and other debt	3.3	—	—	—	3.3
Payments on term loans and other debt	(1.3)	(0.2)	—	—	(1.5)
Proceeds from revolving credit facility, net	24.9	—	—	—	24.9
Dividend paid to Parent	(2.5)	—	—	—	(2.5)
Net cash provided (used) by financing activities	18.6	11.9	(16.6)	10.3	24.2
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
Increase in cash and cash equivalents	—	(3.3)	(2.4)	—	(5.7)
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$0.5	$42.1	$—	$42.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Supply Technologies provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Our Supply Technologies business services customers in the following principal industries: heavy-duty truck; automotive, truck and vehicle parts; power sports and recreational equipment; bus and coaches; electrical distribution and controls; agricultural and construction equipment; consumer electronics; HVAC; lawn and garden; semiconductor equipment; aerospace and defense; and plumbing.

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products including induction heating and melting systems, pipe threading systems, industrial oven systems, and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the ferrous and non-ferrous metals, silicon; coatings; forging, foundry; heavy-duty truck; construction equipment; automotive; oil and gas; locomotive and rail manufacturing; and aerospace and defense industries.

Sales and segment operating income for these three segments are provided in Note 3 to the condensed consolidated financial statements, included elsewhere herein.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$329.4	$377.3	$(47.9)	(12.7)%
Cost of sales	275.1	316.9	(41.8)	(13.2)%
Gross profit	54.3	60.4	(6.1)	(10.1)%
Gross margin	16.5%	16.0%
SG&A expenses	33.4	34.5	(1.1)	(3.2)%
SG&A as a percentage of net sales	10.1%	9.1%
Operating income	20.9	25.9	(5.0)	(19.3)%
Interest expense	7.0	6.9	0.1	1.4%
Income before income taxes	13.9	19.0	(5.1)	(26.8)%
Income tax expense	4.5	6.2	(1.7)	(27.4)%
Net income	9.4	12.8	(3.4)	(26.6)%
Net income attributable to noncontrolling interest	—	(0.2)	0.2	*
Net income attributable to ParkOhio common shareholder	$9.4	$12.6	$(3.2)	(25.4)%

Net Sales:

Net sales decreased 12.7%, to $329.4 million in the second quarter of 2016, compared to $377.3 million in the same period in 2015, due primarily to lower end market demand for our products in each of our segments.

The factors explaining the changes in segment net sales for the three months ended June 30, 2016 compared to the corresponding 2015 period are contained within the “Segment Analysis” section below.

Cost of Sales & Gross Profit:

Cost of sales decreased to $275.1 million in the second quarter of 2016, compared to $316.9 million in the same period in 2015. The decrease in cost of sales was primarily due to the decrease in net sales in each of our segments.

Gross margin was 16.5% in the second quarter of 2016 compared to 16.0% in the same period in 2015. The improvement in gross margin was largely due to manufacturing efficiencies and cost reduction actions taken in response to lower sales levels.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses decreased to $33.4 million in the second quarter of 2016 compared to $34.5 million in the same period in 2015. The decrease is primarily due to cost reduction actions which have been implemented. SG&A expenses as a percent of sales increased to 10.1% in the second quarter of 2016 compared to 9.1% in the same period in 2015. The increase is primarily due to the lower revenue base in 2016.

Interest Expense:

	Three Months Ended June 30,
	2016	2015
	(Dollars in millions)
Interest expense	$7.0	$6.9
Average outstanding borrowings	$466.8	$461.6
Average borrowing rate	6.01%	5.98%

Interest expense approximated $7.0 million for both periods as borrowing needs were consistent year over year.

Income Tax Expense:

The effective income tax rates of 32.4%, in the 2016 period and 32.6% in the 2015 period were relatively comparable in both periods.

Net Income:

Net income decreased to $9.4 million for the second quarter of 2016, compared to $12.8 million for the second quarter of 2015, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of a 25% equity interest in one of our forging businesses in 2013, we recognize net income attributable to noncontrolling interest as a deduction from consolidated net income to derive net income attributable to ParkOhio common shareholders. Such noncontrolling interest amounts were immaterial in both periods.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder decreased to $9.4 million in the second quarter of 2016, compared to $12.6 million in the same period of 2015, due to the reasons described above.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$657.4	$752.0	$(94.6)	(12.6)%
Cost of sales	555.3	633.2	(77.9)	(12.3)%
Gross profit	102.1	118.8	(16.7)	(14.1)%
Gross margin	15.5%	15.8%
SG&A expenses	65.8	68.5	(2.7)	(3.9)%
SG&A as a percentage of net sales	10.0%	9.1%
Asset impairment	4.0	—	4.0	*
Operating income	32.3	50.3	(18.0)	(35.8)%
Interest expense	14.1	13.7	0.4	2.9%
Income before income taxes	18.2	36.6	(18.4)	(50.3)%
Income tax expense	6.1	12.6	(6.5)	(51.6)%
Net income	12.1	24.0	(11.9)	(49.6)%
Net income attributable to noncontrolling interest	—	(0.5)	0.5	*
Net income attributable to ParkOhio common shareholder	$12.1	$23.5	$(11.4)	(48.5)%

Net Sales:

Net sales decreased 12.6%, to $657.4 million in the first six months of 2016, compared to $752.0 million in the same period in 2015, mainly due to lower end market demand for our products in each of our segments.

The factors explaining the changes in segment net sales for the six months ended June 30, 2016 compared to the corresponding period are contained in the “Segment Analysis” section below.

Cost of Sales & Gross Profit:

Cost of sales decreased to $555.3 million in the first six months of 2016, compared to $633.2 million in the same period in 2015. The decrease in cost of sales was primarily due to the decrease in net sales in each of our segments.

Gross margin was 15.5% in the first six months of 2016 compared to 15.8% in the same period in 2015. The decrease in gross margin was largely due to reduced lower fixed cost absorption in certain locations affected by lower customer demand.

SG&A Expenses:

SG&A expenses decreased to $65.8 million in the first six months of 2016, compared to $68.5 million in the same period in 2015. The decrease is primarily due to cost reduction actions which have been implemented. SG&A expenses as a percent of sales increased to 10.0% in the first six months of 2016 compared to 9.1% in the first six months of 2015. The increase is primarily due to the lower revenue base in 2016.
Asset Impairment Charges:

An asset impairment charge of $4.0 million was recognized in the first quarter of 2016 due to sales volume declines in certain programs with an automotive customer.

Interest Expense:

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Interest expense	$14.1	$13.7
Average outstanding borrowings	$465.8	$454.4
Average borrowing rate	6.05%	6.03%

Interest expense increased $0.4 million in the first six months of 2016 compared to the same period in 2015 due to higher average borrowings.

Income Tax Expense:

The effective income tax rate was 33.5% in the six months ended 2016 and 34.4% in the corresponding period of 2015. The decrease is primarily due to an increase in earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income:

Net income decreased to $12.1 million for the first six months of 2016, compared to $24.0 million for the first six months of 2015, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest:

As a result of the sale of a 25% equity interest in one of our forging businesses in 2013, we recognize net income attributable to noncontrolling interest as a deduction from consolidated net income to derive net income attributable to ParkOhio common shareholders. Such noncontrolling interest amounts were immaterial in both periods.

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder decreased to $12.1 million in the first six months of 2016, compared to $23.5 million in the same period of 2015, due to the reasons described above.

SEGMENT RESULTS

For purposes of business segment performance measurement, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash charges and net interest expense.

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net sales	$132.9	$150.2	$262.8	$301.6
Segment operating income	$10.9	$13.0	$21.1	$27.2
Segment operating income margin	8.2%	8.7%	8.0%	9.0%

Three months ended June 30:

Net sales were lower in the second quarter of 2016 compared to the 2015 period due primarily to lower customer demand in the heavy-duty truck market, which was down 30%; the power sports and recreational equipment market, which was down 22%; the semiconductor market, which was down 22%; and the agriculture and construction market, which was down 15%.

Segment operating income decreased by $2.1 million, and segment operating income margin declined to 8.2% compared to the prior year's second quarter of 8.7%. These declines were driven by the volume reductions noted above.

Six months ended June 30:

Net sales decline in the first six months of 2016 compared to the 2015 period due primarily to lower customer demand in the heavy-duty truck market, which was down 32%; the power sports and recreational equipment market, which was down 20%; the semiconductor market, which was down 31%; and the agriculture and construction market, which was down 17%.

Segment operating income decreased by $6.1 million, and segment operating income margin declined to 8.0%, compared to the corresponding 2015 period of 9.0%. These declines were driven by the volume reductions noted above.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net sales	$134.3	$139.8	$266.0	$280.3
Segment operating income	$14.2	$13.6	$24.4	$24.2
Segment operating income margin	10.6%	9.7%	9.2	8.6%

Three months ended June 30:

Net sales were lower in the second quarter of 2016 compared to the second quarter of 2015 due primarily to the previously-announced volume reductions from certain programs with an automotive customer in our aluminum business. This decline was partially offset by higher sales in our gasoline direct injection fuel rail systems and rubber products businesses.

Segment operating income increased by $0.6 million, and segment operating income margin increased to 10.6% compared to the corresponding 2015 period of 9.7%. These increases were driven by favorable mix and manufacturing efficiencies, including the benefits of cost reduction actions, which combined more than offset the negative impact of lower sales.

Six months ended June 30:

Net sales were lower in the 2016 period compared to the 2015 period due primarily to the previously-announced volume reductions from certain programs with an automotive customer in our aluminum business. This decline was partially offset by higher sales in our gasoline direct injection fuel rail systems and rubber products businesses.

Segment operating income increased by $0.2 million, and segment operating income margin increased to 9.2% compared to the corresponding 2015 period of 8.6%. These increases were driven by favorable mix and manufacturing efficiencies, including the benefits of cost reduction actions, which combined more than offset the negative impact of lower sales.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net sales	$62.2	$87.3	$128.6	$170.1
Segment operating income	$3.2	$5.2	$4.6	$11.4
Segment operating income margin	5.1%	6.0%	3.6%	6.7%

Three months ended June 30:

Net sales were lower in the second quarter of 2016 compared to the 2015 period due primarily to lower customer demand in the oil and gas, rail, steel, commercial aerospace and military end markets compared to 2015.

Segment operating income decreased by $2.0 million, and segment operating income margin declined to 5.1% compared to the prior year's second quarter of 6.0%. These decreases were driven by volume declines in our induction heating, pipe threading and forging businesses related to the weak demand noted above.

Six months ended June 30:

Net sales were lower in the six months ended June 30, 2016 compared to the comparable 2015 period due primarily to lower customer demand in the oil and gas, rail, steel, commercial aerospace and military end markets compared to 2015.

Segment operating income decreased by $6.8 million, and segment operating income margin declined to 3.6% compared to the prior year's period of 6.7%. These decreases were driven by volume declines in our induction heating, pipe threading and forging businesses related to the weak demand noted above.

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our businesses. Such variability is particularly evident in our capital equipment business, included in the Engineered Products segment, which typically ships a few large systems per year.

Critical Accounting Policies

Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2015, both contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Amended Credit Agreement, which consisted of borrowings of $181.2 million at June 30, 2016. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense of approximately $0.9 million during the six-month period ended June 30, 2016.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2016, we recorded an unfavorable foreign currency translation adjustment in accumulated other comprehensive loss in the condensed consolidated balance sheets of $3.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2016:
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

The following exhibits are included herein:

10.1
Amendment No. 4 to the Sixth Amended and Restated Credit Agreement, dated April 22, 2016, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp., filed on August 8, 2016 (SEC File No. 000-03134) and incorporated by reference and made a part hereof).

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
Date: August 10, 2016

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended June 30, 2016

Exhibit

10.1
Amendment No. 4 to the Sixth Amended and Restated Credit Agreement, dated April 22, 2016, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp., filed on August 8, 2016 (SEC File No. 000-03134) and incorporated by reference and made a part hereof).

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