Form 10-Q
period 2016-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2016-11-10
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2016, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 37.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	December 31, 2015
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$49.5	$48.4
Accounts receivable, net	200.6	199.3
Inventories, net	251.4	249.0
Receivable from affiliates	11.1	8.6
Other current assets	44.8	39.0
Total current assets	557.4	544.3
Property, plant and equipment, net	151.4	154.1
Goodwill	81.7	82.0
Intangible assets, net	87.4	92.8
Other long-term assets	69.2	66.4
Total assets	$947.1	$939.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$126.3	$129.7
Payable to affiliates	7.0	6.6
Current portion of long-term debt	20.5	17.8
Accrued expenses and other	81.7	77.5
Total current liabilities	235.5	231.6
Long-term liabilities, less current portion:
Debt	428.1	445.8
Deferred tax liabilities	21.5	21.4
Other long-term liabilities	30.2	38.5
Total long-term liabilities	479.8	505.7
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	105.0	96.8
Retained earnings	154.3	128.6
Accumulated other comprehensive loss	(34.6)	(30.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	224.7	195.4
Noncontrolling interest	7.1	6.9
Total equity	231.8	202.3
Total liabilities and shareholder's equity	$947.1	$939.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net sales	$312.7	$364.4	$970.1	$1,116.4
Cost of sales	258.4	302.1	813.7	935.3
Gross profit	54.3	62.3	156.4	181.1
Selling, general and administrative expenses	33.2	34.6	99.0	103.1
Asset impairment charge	—	—	4.0	—
Operating income	21.1	27.7	53.4	78.0
Interest expense	7.2	7.0	21.3	20.7
Income before income taxes	13.9	20.7	32.1	57.3
Income tax expense	—	7.4	6.1	20.0
Net income	13.9	13.3	26.0	37.3
Net income attributable to noncontrolling interest	(0.3)	—	(0.3)	(0.5)
Net income attributable to ParkOhio common shareholder	$13.6	$13.3	$25.7	$36.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net income	$13.9	$13.3	$26.0	$37.3
Other comprehensive income:
Foreign currency translation loss	(1.3)	(0.9)	(5.3)	(3.5)
Pension and other postretirement benefit adjustments, net of tax	0.3	0.1	0.7	0.4
Total other comprehensive loss	(1.0)	(0.8)	(4.6)	(3.1)
Total comprehensive income, net of tax	12.9	12.5	21.4	34.2
Comprehensive income attributable to noncontrolling interest	(0.3)	—	(0.3)	(0.5)
Comprehensive income attributable to ParkOhio common shareholder	$12.6	$12.5	$21.1	$33.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In millions)
OPERATING ACTIVITIES
Net income	$26.0	$37.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	22.3	20.6
Asset impairment charge	4.0	—
Share-based compensation expense	8.1	5.3
Changes in operating assets and liabilities:
Accounts receivable	(1.6)	(14.5)
Inventories	(3.5)	(13.2)
Prepaid and other current assets	(5.4)	(8.6)
Accounts payable and accrued expenses	1.8	(23.0)
Other noncurrent liabilities	(8.4)	9.1
Other	(3.5)	(5.7)
Net cash provided by operating activities	39.8	7.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.3)	(31.1)
Net cash used by investing activities	(20.3)	(31.1)
FINANCING ACTIVITIES
(Payments) proceeds from revolving credit facility, net	(17.4)	27.6
Payments on term loans	(3.4)	(3.5)
Proceeds from other long-term debt	7.3	2.3
(Payments) proceeds from capital lease facilities, net	(2.5)	10.3
Payment of acquisition earn-out	(2.0)	—
Dividend paid to Parent	—	(5.0)
Net cash (used) provided by financing activities	(18.0)	31.7
Effect of exchange rate changes on cash	(0.4)	(2.9)
Decrease in cash and cash equivalents	1.1	5.0
Cash and cash equivalents at beginning of period	48.4	48.3
Cash and cash equivalents at end of period	$49.5	$53.3
Income taxes paid	$7.0	$13.3
Interest paid	$14.7	$14.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The Company adopted this ASU during the first quarter of 2016 and applied this standard retrospectively to 2015. The new guidance impacted only the presentation of the Company's financial position and did not affect the Company's results of operations or cash flows. Refer to Note 7 for the impact on our consolidated balance sheet at December 31, 2015.

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
September 30, 2016

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

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The ASU provides guidance on specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for fiscal years beginning with the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The objective of the ASU is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to uses of the financial statements. The ASU is effective for fiscal years beginning with the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash charges and interest expense.

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net sales:
Supply Technologies	$122.0	$143.1	$384.8	$444.7
Assembly Components	133.4	149.3	399.4	429.6
Engineered Products	57.3	72.0	185.9	242.1
	$312.7	$364.4	$970.1	$1,116.4
Segment operating income:
Supply Technologies	$9.7	$13.0	$30.8	$40.2
Assembly Components	13.9	17.7	38.3	41.9
Engineered Products	4.0	4.3	8.6	15.7
Total segment operating income	27.6	35.0	77.7	97.8

Corporate costs	(6.5)	(7.3)	(20.3)	(19.8)
Asset impairment charge	—	—	(4.0)	—
Interest expense	(7.2)	(7.0)	(21.3)	(20.7)
Income before income taxes	$13.9	$20.7	$32.1	$57.3

NOTE 4 — Inventories

The components of inventory consist of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Finished goods	$137.2	$147.5
Work in process	45.1	37.4
Raw materials and supplies	69.1	64.1
Inventories, net	$251.4	$249.0

NOTE 5 — Accrued Warranty Costs

The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended September 30, 2016 and 2015:

	2016	2015
	(In millions)
Balance at January 1,	$6.1	$6.9
Claims paid	(1.7)	(2.6)
Warranty expense, net	1.1	1.8
Balance at September 30,	$5.5	$6.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

NOTE 6 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made.

The effective income tax rates for the first nine months of 2016 and 2015 were 19.0% and 34.9%, respectively. The effective tax rate for 2016 is lower compared to 2015 due to the 2016 reversal of various income tax accruals totaling approximately $4.0 million relating to previous uncertain tax positions for which the statutes of limitations expired.  The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. During the three- and nine- months ended September 30, 2016, the Company recorded an increase to unrecognized tax benefits of approximately $0.1 million and $0.2 million, respectively, related to prior year tax positions and accrued interest. It is reasonably possible that, within the next twelve months, the amount of gross unrecognized tax benefits could be reduced by approximately $1.3 million as a result of the closure of tax statutes related to existing uncertain tax positions.

NOTE 7 — Financing Arrangements

Long-term debt consists of the following:

					Carrying Value at
		Issuance Date	Maturity Date	Interest Rate at September 30, 2016	September 30, 2016	December 31, 2015
					(In millions)
Senior Notes		April 1, 2011	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit facility		—	July 31, 2019	2.56%	151.6	169.0
Term Loan		—	July 31, 2019	2.69%	24.5	27.9
Other, including capital leases		Various	Various	Various	26.4	21.2
Less current maturities					(20.5)	(17.8)
Less unamortized debt issuance costs	(1)				(3.9)	(4.5)
Total long-term debt, net					$428.1	$445.8
(1) Prior to the adoption of ASU 2015-03 in Q1 2016, debt issuance costs of $4.5 million at December 31, 2015 were reflected in the consolidated balance sheet in other long-term assets. Such amount was reclassified to long-term debt for comparative purposes.

On April 22, 2016, the Company further amended its revolving credit facility (the “Amended Credit Agreement”) to

•	increase the revolving credit facility to $300.0 million;

•	increase the inventory advance rate from 50% to 65%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing July 1, 2016;

•	reload the term loan up to $35.0 million, of which $24.5 million has been borrowed and is outstanding as of September 30, 2016;

•	increase the Canadian sub-limit up to $35.0 million;

•	increase the European sub-limit up to $25.0 million; and

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

At the Company’s election, domestic amounts borrowed under the Amended Credit Agreement may be borrowed at either: LIBOR plus 1.5% to 2.5%; or the bank’s prime lending rate minus 0.25% to 1.25%. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

Amounts borrowed under the sub-limit may be borrowed at either: the Canadian deposit offered rate plus 1.5% to 2.5%; the Canadian prime lending rate plus 0.0% to 1.0%; or the U.S. base rate plus 0.0% to 1.0%.

On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $5.5 million of borrowings outstanding under this agreement as of September 30, 2016.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $17.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2016.

The term loan is amortized based on a seven-year schedule with the balance due at maturity (July 31, 2019). The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. At the Company's election, amounts borrowed under the term loan may be borrowed at either: LIBOR plus 2.0% to 3.0%; or the bank’s prime lending rate minus 0.75% to plus 0.25%.

The following table represents fair value information of the senior notes, classified as Level 1 using estimated quoted market prices.

	September 30, 2016	December 31, 2015
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$258.1	$263.4

NOTE 8 — Stock-Based Compensation

A summary of Holdings' stock option activity for the nine months ended September 30, 2016 is as follows:

	2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding - beginning of year	60,000	$19.41
Granted	—	—
Exercised	(2,000)	15.61
Canceled or expired	—	—
Outstanding - end of period	58,000	$19.54	1.1 years	$1.0
Options exercisable	58,000	$19.54	1.1 years	$1.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

A summary of Holdings' restricted share activity for the nine months ended September 30, 2016 is as follows:

	2016
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	208,429	$36.61	120,000	$48.72
Granted	58,570	30.72	165,000	34.78
Vested	(107,831)	40.09	(40,000)	48.72
Performance-based to time-based(a)	80,000	48.72	(80,000)	48.72
Canceled or expired	(1,334)	39.82	—	—
Outstanding - end of period	237,834	$37.63	165,000	$34.78
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

Total stock-based compensation expense included in selling, general and administrative expenses during the first nine months of 2016 and 2015 was $8.1 million and $5.3 million, respectively. As of September 30, 2016, there was $10.2 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted average period of 1.5 years.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys' fees and costs. The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand.   On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. That appeal is pending. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM filed a third appeal of that decision. As of September 30, 2016 the Company had $7.4 million accrued for this matter.

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

NOTE 10 — Pension Plans and Other Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Other Postretirement Benefits ("OPEB")
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In millions)
Service costs	$0.6	$0.7	$1.8	$1.9	$—	$—	$—	$—
Interest costs	0.5	0.5	1.4	1.7	0.1	0.2	0.3	0.5
Expected return on plan assets	(2.3)	(2.6)	(7.1)	(7.6)	—	—	—	—
Recognized net actuarial loss	0.3	—	0.9	—	—	0.2	0.2	0.5
Net periodic benefit (income) costs	$(0.9)	$(1.4)	$(3.0)	$(4.0)	$0.1	$0.4	$0.5	$1.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

NOTE 11 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30, 2016
	Cumulative Translation Adjustment	Pension and OPEB	Total
	(In millions)
Beginning balance	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	(5.3)	—	(5.3)
Pension and OPEB activity, net of tax adjustments (b)	—	0.7	0.7
Ending balance	$(22.2)	$(12.4)	$(34.6)

	Nine Months Ended September 30, 2015
	Cumulative Translation Adjustment	Pension and OPEB	Total
	(In millions)
Beginning balance	$(5.1)	$(8.9)	$(14.0)
Foreign currency translation adjustments (a)	(3.5)	—	(3.5)
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
Ending balance	$(8.6)	$(8.5)	$(17.1)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

NOTE 12 — Asset Impairment

In the first quarter of 2016, due to sales volume declines in certain programs with an automotive customer, the Company evaluated its long-lived assets in accordance with ASU 360, "Property, Plant and Equipment." The Company determined whether the carrying amount of its long-lived assets with a net book value of $5.2 million was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. As the carrying value of the assets exceeded the expected undiscounted cash flows, the Company estimated the fair value of these assets to determine whether impairment existed. The fair value of the assets was estimated, using Level 2 inputs, based on the expected sale proceeds of similar machinery and equipment as determined using third party quotes and appraisals. As a result of its analysis, the Company recorded an asset impairment charge of $4.0 million.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of operations for the three and nine months ended September 30, 2016 and 2015, condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Condensed Consolidating Balance Sheet
	September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$49.5	$—	$49.5
Accounts receivable, net	—	142.0	58.6	—	200.6
Inventories, net	—	183.8	67.6	—	251.4
Receivable from affiliates	—	—	11.1	—	11.1
Other current assets	0.5	29.1	15.2	—	44.8
Total current assets	0.5	354.9	202.0	—	557.4
Investments in subsidiaries	535.0	183.2	—	(718.2)	—
Intercompany advances	241.4	71.4	120.8	(433.6)	—
Property, plant and equipment, net	6.4	99.2	45.8	—	151.4
Goodwill	—	56.5	25.2	—	81.7
Intangible assets, net	—	66.0	21.4	—	87.4
Other long-term assets	59.2	5.5	4.5	—	69.2
Total assets	$842.5	$836.7	$419.7	$(1,151.8)	$947.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$95.3	$31.0	$—	$126.3
Payable to affiliates	—	—	7.0	—	7.0
Current portion of long-term debt	11.8	5.7	3.0	—	20.5
Accrued expenses and other	3.4	56.9	21.4	—	81.7
Total current liabilities	15.2	157.9	62.4	—	235.5
Long-term liabilities, less current portion:
Debt	410.4	12.5	5.2	—	428.1
Deferred tax liabilities	—	17.3	4.2	—	21.5
Other long-term liabilities	7.1	17.3	5.8	—	30.2
Total long-term liabilities	417.5	47.1	15.2	—	479.8
Intercompany advances	178.0	122.9	132.7	(433.6)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	224.7	508.8	202.3	(711.1)	224.7
Noncontrolling interest	7.1	—	7.1	(7.1)	7.1
Total equity	231.8	508.8	209.4	(718.2)	231.8
Total liabilities and equity	$842.5	$836.7	$419.7	$(1,151.8)	$947.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Condensed Consolidating Balance Sheet
	December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$48.3	$—	$48.4
Accounts receivable, net	—	139.7	59.6	—	199.3
Inventories, net	—	183.1	65.9	—	249.0
Receivable from affiliates	—	—	8.6	—	8.6
Other current assets	0.8	34.2	4.0	—	39.0
Total current assets	0.8	357.1	186.4	—	544.3
Investments in subsidiaries	495.4	173.5	—	(668.9)	—
Intercompany advances	249.2	65.4	151.6	(466.2)	—
Property, plant and equipment, net	6.7	112.2	35.2	—	154.1
Goodwill	—	56.5	25.5	—	82.0
Intangible assets, net	—	69.4	23.4	—	92.8
Other long-term assets	57.2	4.8	4.4	—	66.4
Total assets	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$91.5	$38.2	$—	$129.7
Payable to affiliates	—	—	6.6	—	6.6
Current portion of long-term debt	11.7	5.1	1.0	—	17.8
Accrued expenses and other	3.5	53.5	20.5	—	77.5
Total current liabilities	15.2	150.1	66.3	—	231.6
Long-term liabilities, less current portion:
Debt	430.6	14.6	0.6	—	445.8
Deferred tax liabilities	—	17.1	4.3	—	21.4
Other long-term liabilities	16.4	13.0	9.1	—	38.5
Total long-term liabilities	447.0	44.7	14.0	—	505.7
Intercompany advances	144.8	172.9	148.5	(466.2)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	195.4	471.2	190.8	(662.0)	195.4
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total equity	202.3	471.2	197.7	(668.9)	202.3
Total liabilities and shareholder's equity	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$751.7	$218.4	$—	$970.1
Cost of sales	—	645.8	167.9	—	813.7
Gross profit	—	105.9	50.5	—	156.4
Selling, general and administrative expenses	18.0	54.3	26.7	—	99.0
Asset impairment	—	4.0	—	—	4.0
Income (loss) from subsidiaries	64.2	13.9	—	(78.1)	—
Operating income (loss)	46.2	61.5	23.8	(78.1)	53.4
Interest expense	20.2	—	1.1	—	21.3
Income (loss) before income taxes	26.0	61.5	22.7	(78.1)	32.1
Income tax (benefit) expense	—	(1.3)	7.4	—	6.1
Net income (loss)	26.0	62.8	15.3	(78.1)	26.0
Net (income) loss attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net income (loss) attributable to ParkOhio common shareholder	$25.7	$62.8	$15.0	$(77.8)	$25.7

Other comprehensive income (loss) (see note 11):
Net income (loss)	$26.0	$62.8	$15.3	$(78.1)	$26.0
Foreign currency translation adjustments	(5.3)	—	(5.3)	5.3	(5.3)
Pension and OPEB activity, net of tax adjustments	0.7	0.7	—	(0.7)	0.7
Comprehensive income (loss), net of tax	21.4	63.5	10.0	(73.5)	21.4
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$21.1	$63.5	$9.7	$(73.2)	$21.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$872.7	$243.7	$—	$1,116.4
Cost of sales	—	745.4	189.9	—	935.3
Gross profit	—	127.3	53.8	—	181.1
Selling, general and administrative expenses	20.0	53.4	29.7	—	103.1
Income (loss) from subsidiaries	77.2	14.1	—	(91.3)	—
Operating income (loss)	57.2	88.0	24.1	(91.3)	78.0
Interest expense	19.9	—	0.8	—	20.7
Income (loss) before income taxes	37.3	88.0	23.3	(91.3)	57.3
Income tax expense	—	13.6	6.4	—	20.0
Net income (loss)	37.3	74.4	16.9	(91.3)	37.3
Net (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$36.8	$74.4	$16.4	$(90.8)	$36.8

Other comprehensive income (loss) (see note 11):
Net income (loss)	$37.3	$74.4	$16.9	$(91.3)	$37.3
Foreign currency translation adjustments	(3.5)	—	(3.5)	3.5	(3.5)
Pension and OPEB activity, net of tax adjustments	0.4	0.1	—	(0.1)	0.4
Comprehensive income (loss), net of tax	34.2	74.5	13.4	(87.9)	34.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$33.7	$74.5	$12.9	$(87.4)	$33.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$242.1	$70.6	$—	$312.7
Cost of sales	—	205.3	53.1	—	258.4
Gross profit	—	36.8	17.5	—	54.3
Selling, general and administrative expenses	7.7	17.8	7.7	—	33.2
Income (loss) from subsidiaries	28.4	5.8	—	(34.2)	—
Operating income (loss)	20.7	24.8	9.8	(34.2)	21.1
Interest expense	6.8	—	0.4	—	7.2
Income (loss) before income taxes	13.9	24.8	9.4	(34.2)	13.9
Income tax (benefit) expense	—	(3.0)	3.0	—	—
Net income (loss)	13.9	27.8	6.4	(34.2)	13.9
Net income attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net income attributable to ParkOhio common shareholder	$13.6	$27.8	$6.1	$(33.9)	$13.6

Other comprehensive income (loss) (see note 11):
Net income (loss)	$13.9	$27.8	$6.4	$(34.2)	$13.9
Foreign currency translation adjustments	(1.3)	—	(1.3)	1.3	(1.3)
Pension and OPEB activity, net of tax adjustments	0.3	0.3	—	(0.3)	0.3
Comprehensive income (loss), net of tax	12.9	28.1	5.1	(33.2)	12.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Comprehensive income attributable to ParkOhio common shareholder	$12.6	$28.1	$4.8	$(32.9)	$12.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$286.1	$78.3	$—	$364.4
Cost of sales	—	240.3	61.8	—	302.1
Gross profit	—	45.8	16.5	—	62.3
Selling, general and administrative expenses	7.2	17.4	10.0	—	34.6
Income (loss) from subsidiaries	27.1	3.5	—	(30.6)	—
Operating income (loss)	19.9	31.9	6.5	(30.6)	27.7
Interest expense (income)	6.7	—	0.3	—	7.0
Income (loss) before income taxes	13.2	31.9	6.2	(30.6)	20.7
Income tax expense	—	5.4	2.0	—	7.4
Net income (loss)	13.2	26.5	4.2	(30.6)	13.3
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to ParkOhio common shareholder	$13.2	$26.5	$4.2	$(30.6)	$13.3

Other comprehensive income (loss) (see note 11):
Net income (loss)	$13.2	$26.5	$4.2	$(30.6)	$13.3
Foreign currency translation adjustments	(0.9)	—	(0.9)	0.9	(0.9)
Pension and OPEB activity, net of tax adjustments	0.1	—	—	—	0.1
Comprehensive income (loss), net of tax	12.4	26.5	3.3	(29.7)	12.5
Comprehensive (income) loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to ParkOhio common shareholder	$12.4	$26.5	$3.3	$(29.7)	$12.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used) provided by operating activities	$(36.8)	$81.5	$11.4	$(16.3)	$39.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(6.3)	(13.9)	—	(20.3)
Net cash used in investing activities	(0.1)	(6.3)	(13.9)	—	(20.3)
FINANCING ACTIVITIES
Intercompany account change	57.7	(74.4)	0.4	16.3	—
Payments on revolving credit facility, net	(17.4)	—	—	—	(17.4)
Payments on term loans	(3.4)	—	—	—	(3.4)
Proceeds from other long-term debt	—	1.3	6.0	—	7.3
Payments on capital lease facilities, net	—	(2.2)	(0.3)	—	(2.5)
Payment of acquisition earn-out	—	—	(2.0)	—	(2.0)
Net cash provided (used) by financing activities	36.9	(75.3)	4.1	16.3	(18.0)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Decrease in cash and cash equivalents	—	(0.1)	1.2	—	1.1
Cash and cash equivalents at beginning of period	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of period	$—	$—	$49.5	$—	$49.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net cash (used) provided by operating activities	$(20.6)	$6.6	$35.2	$(13.9)	$7.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(22.8)	(8.3)	—	(31.1)
Net cash used in investing activities	—	(22.8)	(8.3)	—	(31.1)
FINANCING ACTIVITIES
Intercompany account change	(3.1)	9.1	(19.9)	13.9	—
Proceeds from revolving credit facility, net	27.6	—	—	—	27.6
Payments on term loans	(1.2)	(2.5)	0.2	—	(3.5)
Proceeds from other long-term debt	2.3	—	—	—	2.3
Proceeds from capital lease credit facility	—	10.3	—	—	10.3
Dividend paid to Parent	(5.0)	—	—	—	(5.0)
Net cash provided (used) by financing activities	20.6	16.9	(19.7)	13.9	31.7
Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)
Increase in cash and cash equivalents	—	0.7	4.3	—	5.0
Cash and cash equivalents at beginning of period	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of period	$—	$4.5	$48.8	$—	$53.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$312.7	$364.4	$(51.7)	(14.2)%
Cost of sales	258.4	302.1	(43.7)	(14.5)%
Gross profit	54.3	62.3	(8.0)	(12.8)%
Gross margin	17.4%	17.1%
SG&A expenses	33.2	34.6	(1.4)	(4.0)%
SG&A as a percentage of net sales	10.6%	9.5%
Operating income	21.1	27.7	(6.6)	(23.8)%
Interest expense	7.2	7.0	0.2	2.9%
Income before income taxes	13.9	20.7	(6.8)	(32.9)%
Income tax expense	—	7.4	(7.4)	*
Net income	13.9	13.3	0.6	4.5%
Net income attributable to noncontrolling interest	(0.3)	—	(0.3)	*
Net income attributable to ParkOhio common shareholder	$13.6	$13.3	$0.3	2.3%
*Calculation not meaningful

Net Sales:

Net sales decreased 14.2%, to $312.7 million in the third quarter of 2016, compared to $364.4 million in the same period in 2015, due primarily to lower end market demand for our products in each of our segments.

The factors explaining the changes in segment net sales for the three months ended September 30, 2016 compared to the corresponding 2015 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit:

Cost of sales decreased to $258.4 million in the third quarter of 2016, compared to $302.1 million in the same period in
2015. The decrease in cost of sales was primarily due to the decrease in net sales in each of our segments.

Gross margin was 17.4% in the third quarter of 2016 compared to 17.1% in the same period in 2015. The improvement was largely due to manufacturing efficiencies and cost reduction actions taken in response to lower sales levels.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses decreased to $33.2 million in the third quarter of 2016 compared to $34.6 million in the same period in 2015. The decrease is primarily due to cost reduction actions which have been implemented. SG&A expenses as a percent of sales increased to 10.6% in the third quarter of 2016 compared to 9.5% in the same period in 2015. The increase was primarily due to the lower revenue base in 2016.

Interest Expense:

	Three Months Ended September 30,
	2016	2015
	(Dollars in millions)
Interest expense	$7.2	$7.0
Average outstanding borrowings	$453.2	$472.3
Average borrowing rate	6.4%	5.9%

Interest expense was slightly higher due to increasing interest rates. Average outstanding borrowings decreased as a result of repayments on the Company’s revolving credit facility using cash generated from operations.

Income Tax Expense:

The effective income tax rates were 0.0%, in the 2016 period and 35.7% in the 2015 period. The rate in 2016 reflects the reversal of various income tax accruals totaling approximately $4.0 million relating to previous uncertain tax positions for which the statutes of limitations expired, as well as an increase in earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income:

Net income increased to $13.9 million in the third quarter of 2016, compared to $13.3 million in the third quarter of 2015, due to the reasons described above.

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

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased to $13.6 million in the third quarter of 2016, compared to $13.3 million in the same period of 2015, due to the reasons described above.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(Dollars in millions)
Net sales	$970.1	$1,116.4	$(146.3)	(13.1)%
Cost of sales	813.7	935.3	(121.6)	(13.0)%
Gross profit	156.4	181.1	(24.7)	(13.6)%
Gross margin	16.1%	16.2%
SG&A expenses	99.0	103.1	(4.1)	(4.0)%
SG&A as a percentage of net sales	10.2%	9.2%
Asset impairment charge	4.0	—	4.0	*
Operating income	53.4	78.0	(24.6)	(31.5)%
Interest expense	21.3	20.7	0.6	2.9%
Income before income taxes	32.1	57.3	(25.2)	(44.0)%
Income tax expense	6.1	20.0	(13.9)	(69.5)%
Net income	26.0	37.3	(11.3)	(30.3)%
Net income attributable to noncontrolling interest	(0.3)	(0.5)	0.2	(40.0)%
Net income attributable to ParkOhio common shareholder	$25.7	$36.8	$(11.1)	(30.2)%
* Calculation not meaningful

Net Sales:

Net sales decreased 13.1%, to $970.1 million in the first nine months of 2016, compared to $1,116.4 million in the same period in 2015, mainly due to lower end market demand for our products in each of our segments.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2016 compared to the corresponding 2015 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit:

Cost of sales decreased to $813.7 million in the first nine months of 2016, compared to $935.3 million in the same period in 2015. The decrease in cost of sales was primarily due to the decrease in net sales in each of our segments.

Gross margin was 16.1% in the first nine months of 2016 compared to 16.2% in the same period in 2015. The decrease in gross margin was largely due to lower fixed cost absorption in certain locations affected by lower customer demand.

SG&A Expenses:

SG&A expenses decreased to $99.0 million in the first nine months of 2016, compared to $103.1 million in the same period in 2015. The decrease is primarily due to cost reduction actions which have been implemented. SG&A expenses as a percent of sales increased to 10.2% in the first nine months of 2016 compared to 9.2% in the first nine months of 2015. The increase is primarily due to the lower revenue base in 2016

Asset Impairment Charges:

An asset impairment charge of $4.0 million was recognized in the first quarter of 2016 due to sales volume declines in certain programs with an automotive customer.

Interest Expense:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Interest expense	$21.3	$20.7
Average outstanding borrowings	$462.1	$460.0
Average borrowing rate	6.1%	6.0%

Interest expense increased $0.6 million in the first nine months of 2016 compared to the same period in 2015 due to higher interest rates.

Income Tax Expense:

The effective income tax rate was 19.0% in the nine months ended 2016 and 34.9% in the corresponding period of 2015. The decrease is primarily due to the reversal of various income tax accruals totaling approximately $4.0 million relating to previous uncertain tax positions for which the statutes of limitations expired, as well as an increase in earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income:

Net income decreased to $26.0 million in the first nine months of 2016, compared to $37.3 million in the first nine months of 2015, due to the reasons described above.

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

Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder decreased to $25.7 million in the first nine months of 2016, compared to $36.8 million in the same period of 2015, due to the reasons described above.

SEGMENT RESULTS

For purposes of business segment performance measurement, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash charges and interest expense.

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net sales	$122.0	$143.1	$384.8	$444.7
Segment operating income	$9.7	$13.0	$30.8	$40.2
Segment operating income margin	8.0%	9.1%	8.0%	9.0%

Three months ended September 30:

Net sales were lower in the third quarter of 2016 compared to the 2015 period due primarily to lower customer demand in the heavy-duty truck market, which was down 45%; the truck-related market, which was down 23%; the power sports and recreational equipment market, which was down 16%; and the bus market, which was down 46%.

Segment operating income decreased by $3.3 million, and segment operating income margin declined to 8.0% compared to the prior year's third quarter of 9.1%. These declines were driven by the volume reductions noted above, which were partially offset by the benefits of our cost reduction actions.

Nine months ended September 30:

Net sales declined in the first nine months of 2016 compared to the 2015 period due primarily to lower customer demand in the heavy-duty truck market, which was down 36%; the power sports and recreational equipment market, which was down
19%; the truck-related market, which was down 21%; and the semiconductor market, which was down 23%. These declines were partially offset by an increase in sales in the aerospace market, which was up over 100% year-over-year.

Segment operating income decreased by $9.4 million, and segment operating income margin declined to 8.0% compared to the corresponding 2015 period of 9.0%. These declines were driven by the volume reductions noted above, which were partially offset by the benefits of our cost reduction actions.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net sales	$133.4	$149.3	$399.4	$429.6
Segment operating income	$13.9	$17.7	$38.3	$41.9
Segment operating income margin	10.4%	11.9%	9.6%	9.8%

Three months ended September 30:

Net sales were lower in the third quarter of 2016 compared to the third quarter of 2015 due primarily to the previously announced volume reductions from certain programs with an automotive customer in our aluminum business. This decline was partially offset by higher sales in our gasoline direct injection fuel rail systems and rubber products businesses.

Segment operating income decreased by $3.8 million, and segment operating income margin decreased to 10.4%
compared to the corresponding 2015 period of 11.9%. These decreases were driven by unfavorable sales mix and the impact of lower sales volumes in our aluminum business, which were partially offset by the impact of higher sales in our gasoline direct injection fuel rail systems and rubber products businesses, as well as benefits of our cost reduction actions.

Nine months ended September 30:

Net sales were lower in the 2016 period compared to the 2015 period due primarily to the previously-announced volume reductions from certain programs with an automotive customer in our aluminum business. This decline was partially offset by higher sales in our gasoline direct injection fuel rail systems and rubber products businesses.

Segment operating income decreased by $3.6 million, and segment operating income margin decreased to 9.6% compared to the corresponding 2015 period of 9.8%. These decreases were driven by unfavorable sales mix and lower sales volumes in our aluminum business, which were partially offset by the impact of higher sales in our gasoline direct injection fuel rail systems and rubber products businesses, as well as benefits of our cost reduction actions.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net sales	$57.3	$72.0	$185.9	$242.1
Segment operating income	$4.0	$4.3	$8.6	$15.7
Segment operating income margin	7.0%	6.0%	4.6%	6.5%

Three months ended September 30:

Net sales were lower in the third quarter of 2016 compared to the 2015 period due primarily to lower customer demand in the oil and gas, rail, steel, commercial aerospace and military end markets compared to 2015.

Segment operating income decreased by $0.3 million, while segment operating income margin increased to 7.0% compared to the prior year's third quarter of 6.0%. The increase in margin was driven by the benefits of cost reduction actions.

Nine months ended September 30:

Net sales were lower in the 2016 period compared to the 2015 period due primarily to lower customer demand in the oil and gas, rail, steel, commercial aerospace and military end markets compared to 2015.

Segment operating income decreased by $7.1 million, and segment operating income margin declined to 4.6% compared to 6.5% in the corresponding 2015 period. These decreases were driven by volume declines in our induction heating, pipe threading and forging businesses related to the weak demand noted above, and were partially offset by the benefits of cost reduction actions.

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our businesses. Such variability is particularly evident in our capital equipment business, included in the Engineered Products segment, which typically ships large systems at a relatively lower pace than our other businesses.

Critical Accounting Policies

Our critical accounting policies are described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2015, both contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Amended Credit Agreement, which consisted of borrowings of $176.1 million at September 30, 2016. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.3 million during the nine-month period ended September 30, 2016.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2016, we recorded an unfavorable foreign currency translation adjustment in accumulated other comprehensive loss in the condensed consolidated balance sheets of $5.3 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the U.S. dollar against the British Pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2016:

We were a co-defendant in approximately 101 cases asserting claims on behalf of approximately 198 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are five asbestos cases, involving 22 plaintiffs, that plead specified damages against named defendants. In each of the five cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory and punitive damages in the amount of $3.0 million and $10.0 million, respectively, for four separate causes of action, $1.0 million for a fifth cause of action and $3 million for a sixth cause of action. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action and $5.0 million compensatory for a fifth cause of action. In the fifth case, the plaintiff has alleged compensatory and punitive damages each in the amount of $10.0 million for five separate causes of action and
$5.0 million for the sixth cause of action.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Park-Ohio Holdings Corporation, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10.0 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys' fees and costs. The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand.   On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. That appeal is pending. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM filed a third appeal of that decision. As of September 30, 2016 the Company had $7.4 million accrued for this matter.
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
Date: November 10, 2016

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended September 30, 2016

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