Form 10-K
period 2016-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2017-03-16
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of February 28, 2017, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Park-Ohio Industries, Inc.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2016

Part I

Item 1.     Business

Overview

Park-Ohio Industries, Inc. (“Park-Ohio” or “Industries” or “ParkOhio” ), a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”), was incorporated as an Ohio corporation in 1984. Holdings, primarily through its subsidiaries owned by its direct subsidiary, Industries, is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products.

References herein to “we” or “the Company” include, where applicable, Park-Ohio and its direct and indirect subsidiaries.

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2016, we employed approximately 5,900 people, including approximately 300 people from the recent acquisition of GH Electrotermia S.A. (“GH”). Further discussion of and financial information for these segments, including net sales, operating income, assets and capital expenditures, is contained in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In December 2016, we acquired GH, headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt. GH, which had 2016 revenues of approximately $55 million, is a global leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions. GH, which operates through its locations in Spain, India, Germany, China and the United States, strengthens our position as the global leader of induction products and adds key technologies to our already diverse portfolio of induction hardening capabilities.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2016	$502 million	$529 million	$245 million
SELECTED PRODUCTS	Sourcing, planning and procurement of over 190,000 production components, including: • Fasteners • Pins • Valves • Hoses • Wire harnesses • Clamps and fittings • Rubber and plastic components
• Control arms
• Knuckles
• Injection molded rubber products
• Turbo charging hose
• Turbo coolant hose • Rubber and thermoplastic hose
• Oil pans
• Flywheel spacers
• Steering racks
• Fuel filler assemblies
• Gasoline direct injection systems
• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products
SELECTED INDUSTRIES SERVED
• Heavy-duty truck
• Power sports and recreational equipment
• Aerospace and defense
• Electrical distribution and controls
• Consumer electronics
• Bus and coaches
• Automotive
• Agricultural and construction equipment
• HVAC
• Lawn and garden
• Semiconductor equipment
• Aerospace and defense

		• Automotive • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Automotive • Oil and gas • Rail • Aerospace and defense

The Company consists of the following segments:

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate 65 logistics service centers in the United States, Mexico, Canada, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Northern Ireland and Ireland, as well as production sourcing and support centers in Asia. Through our supply chain management programs, we supply more than 190,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.

Total Supply Management™ provides our customers with an expert partner in strategic planning, global sourcing, technical services, parts and materials, logistics, distribution and inventory management of production components. Some production components are characterized by low per unit supplier prices relative to the indirect costs of supplier management, quality assurance, inventory management and delivery to the production line. In addition, Supply Technologies delivers an increasingly broad range of higher-cost production components including valves, fuel hose assemblies, electro-mechanical hardware, labels, fittings, steering components and many others. Applications engineering specialists and the direct sales force work closely with the engineering staff of OEM customers to recommend the appropriate production components for a new product or to suggest alternative components that reduce overall production costs, streamline assembly or enhance the appearance or performance of the end product. As an additional service, Supply Technologies also provides spare parts and aftermarket products to end users of its customers’ products.

Total Supply Management™ services are typically provided to customers pursuant to sole-source arrangements. We believe our services distinguish us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we outsource our customers’ high-volume production components supply chain management, providing processes customized to each customer’s needs and replacing numerous current suppliers with a sole-source relationship. Our highly-developed, customized, information systems provide global transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection and design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds seven years. Supply Technologies’ remaining sales are generated through the wholesale supply of industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.

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

Supply Technologies expanded its industry focus with the 2014 acquisition of Apollo Aerospace. Apollo Aerospace provides similar Total Supply Management™ services across a broad range of customers in the commercial aerospace and defense industries serving customers throughout the United States, Europe, and Asia.

Markets and Customers. For the year ended December 31, 2016, approximately 70% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Canada, Mexico, Europe and Asia. Total Supply Management™ services and production components are used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its services to over 7,300 customers domestically and internationally. The five largest customers, within which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 35% of the sales of Supply Technologies in 2016 and 34% in 2015. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition. A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Supply Technologies competes primarily on the basis of its Total Supply Management™ services, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous U.S. and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.

Assembly Components

Assembly Components manufactures products oriented towards fuel efficiency and reduced emission standards. Assembly Components designs, develops and manufactures aluminum products and highly efficient, high pressure Direct Fuel Injection fuel rails and pipes, fuel filler pipes that route fuel from the gas cap to the gas tank, as well as flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products, coupled with Turbo Enabled engines, make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 and 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels. In addition, our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that have the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. We also provide machining to our aluminum products customers.

Assembly Components operates 25 manufacturing facilities in Ohio, Michigan, Indiana, Tennessee, Florida, Mexico, China and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and part assembly.
Markets and Customers. The five largest customers of Assembly Components accounted for approximately 45% of segment sales for 2016 and 49% for 2015. These sales, across multiple operating divisions, are through sole source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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

Engineered Products

Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in 13 domestic facilities throughout the United States and 22 international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India, Japan, Spain and Brazil.
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

Our suppliers of raw materials and component parts may significantly and quickly increase their prices in response to increases in costs of the raw materials, such as steel, that they use to manufacture our raw materials and component parts. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to various factors. See the discussion of risks associated with raw material supply and costs in Item 1A "Risk Factors".

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog is not a meaningful measure, as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2016 was $137.6 million, including $24.8 million from the acquisition of GH, compared with $147.2 million as of December 31, 2015. Approximately 91% of Engineered Products’ backlog as of December 31, 2016 is scheduled to be shipped in 2017.

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

Information as to Segment Reporting and Geographic Areas

The information contained in Note 2 to the consolidated financial statements included elsewhere herein relating to (1) net sales, operating income, identifiable assets and other information by segment and (2) net sales and assets by geographic region for the years ended December 31, 2016, 2015 and 2014 is included elsewhere herein.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make such materials available on our website free of charge at http://www.pkoh.com. The information on our website is not a part of this Annual Report on Form 10-K.

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

As of December 31, 2016, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2017, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.

Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.

Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 47% and 7% of our net sales during the year ended December 31, 2016 from the automotive and heavy-duty truck industries, respectively.

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

We supply products and services to our Supply Technologies customers under purchase orders as opposed to long-term contracts. When we do enter into long-term contracts with our Supply Technologies customers, many of them only establish pricing terms and do not obligate our customers to buy required minimum amounts from us or to buy from us exclusively. Accordingly, many of our Supply Technologies customers may decrease the amount of products and services that they purchase from us or even stop purchasing from us altogether, either of which could have a material adverse effect on our net sales and profitability.

We are dependent on key customers.

We rely on several key customers. For the year ended December 31, 2016, our ten largest customers accounted for approximately 33% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

If any of our key customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially forfeitable, which could adversely impact our results of operations.

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

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Edward Crawford, our Chairman and Chief Executive Officer, and Matthew Crawford, our President and Chief

Operating Officer, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. E. Crawford and M. Crawford or certain of their related parties own in the aggregate less than 15% of Holdings’ outstanding common stock and, if at such time, neither Mr. E. Crawford nor Mr. M. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Messrs. E. Crawford and M. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.

We may encounter difficulty in expanding our business through targeted acquisitions.

We have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business. We cannot assure you that we will be successful in consummating any acquisitions.

Any targeted acquisitions will be accompanied by the risks commonly encountered in acquisitions of businesses. We may not successfully overcome these risks or any other problems encountered in connection with any of our acquisitions, including the possible inability to integrate an acquired business’ operations, information technology, services and products into our business; diversion of management’s attention; the assumption of unknown liabilities; increases in our indebtedness; the failure to achieve the strategic objectives of those acquisitions; and other unanticipated problems, some or all of which could materially and adversely affect us. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Any delays or difficulties encountered in connection with any acquisition and the integration of our operations could have a material adverse effect on our business, results of operations, financial condition or prospects of our business.

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

Our supply of raw materials for our Assembly Components and Engineered Products businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to various factors.

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

As of December 31, 2016, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 600 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	potential disruption that could be caused by the partial or complete reconfiguration of the European Union;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions, particularly in light of the new U.S. presidential administration. Legislation or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our after-tax profitability. For example, U.S. lawmakers are considering several U.S. corporate tax reform proposals, including, among others, proposals which could reduce or eliminate U.S. income tax deferrals on unrepatriated foreign earnings and eliminate tax incentives in exchange for a lower U.S. statutory tax rate.  In addition, the new U.S. presidential administration has introduced greater uncertainty with respect to future tax, trade regulations and trade agreements. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

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

As of December 31, 2016, we had goodwill of $86.6 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 4, Goodwill, to the consolidated financial statements included elsewhere herein.

Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.

As of December 31, 2016, Edward Crawford, our Chairman of the Board and Chief Executive Officer, and Matthew Crawford, our President and Chief Operating Officer, collectively beneficially owned approximately 28% of Holdings’ common stock. Mr. E. Crawford is Mr. M. Crawford’s father. Their interests could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Messrs. E. Crawford and M. Crawford may conflict with your interests.

Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.

While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions such as hurricanes or tornadoes, as well as major earthquakes and other natural disasters, in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our business facilities, lack of adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, or delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.

The insurance that we maintain may not fully cover all potential expenses.

We maintain property, business interruption and casualty insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitation, including deductible and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2016, our operations included numerous manufacturing and supply chain logistics services facilities located in 25 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2016.

Related Industry Segment	Location	Owned or Leased	Approximate Square Footage	Use
SUPPLY	Brampton, Ontario, Canada	Leased	145,000	Manufacturing
TECHNOLOGIES (1)	Lawrence, PA	Leased	116,000	Logistics and Manufacturing
	Minneapolis, MN	Leased	87,100	Logistics
	Cleveland, OH (2)	Leased	60,450	Supply Technologies Corporate Office
	Dayton, OH	Leased	56,000	Logistics
	Carol Stream, IL	Leased	51,000	Logistics
	Memphis, TN	Leased	48,750	Logistics
	Solon, OH	Leased	47,100	Logistics
	Streetsboro, OH	Leased	45,000	Manufacturing
	Allentown, PA	Leased	43,800	Logistics
	Suwanee, GA	Leased	42,500	Logistics
	Dublin, VA	Leased	40,000	Logistics
	Tulsa, OK	Leased	40,000	Logistics
ASSEMBLY	Ocala, FL	Owned	433,000	Manufacturing
COMPONENTS	Conneaut, OH (4)	Leased/Owned	283,800	Manufacturing
	Lexington, TN	Owned	240,000	Manufacturing
	Lobelville, TN (5)	Owned	208,700	Manufacturing
	Rootstown, OH	Owned	208,000	Manufacturing
	Cleveland, OH (3)	Leased/Owned	190,000	Manufacturing
	Wapakoneta, OH	Owned	188,000	Manufacturing
	Angola, IN	Owned	135,000	Manufacturing
	Huntington, IN	Leased	124,500	Manufacturing
	Fremont, IN	Owned	112,000	Manufacturing
	Big Rapids, MI	Owned	97,000	Manufacturing
	Delaware, OH	Owned	45,000	Manufacturing
ENGINEERED	Cicero, IL	Owned	450,000	Manufacturing
PRODUCTS (6)	Cuyahoga Heights, OH	Owned	427,000	Manufacturing
	Pune, India	Owned	275,000	Manufacturing
	Newport, AR	Owned	200,000	Manufacturing
	Warren, OH	Owned	195,000	Manufacturing
	Leini, Italy	Owned	161,500	Manufacturing
	Madison Heights, MI	Leased	128,000	Manufacturing
	Canton, OH	Leased	124,000	Manufacturing
	La Roeulx, Belgium	Owned	120,000	Manufacturing
	Brookfield, WI	Leased	116,000	Manufacturing
	Wickliffe, OH	Owned	110,000	Manufacturing
	Valencia, Spain	Owned	81,000	Manufacturing
	Albertville, AL	Leased	56,000	Office
	Chennai, India	Owned	54,000	Manufacturing
	Leini, Italy	Leased	53,800	Manufacturing
	Leini, Italy	Leased	37,700	Manufacturing
	Cortland, OH	Owned	30,000	Office and Manufacturing

(1)	Supply Technologies has other facilities, none of which is deemed to be a principal facility.

(2)	Includes 20,150 square feet used by Holdings’ corporate office.

(3)	Includes one leased property with 150,000 square feet and one owned property with 40,000 square feet.

(4)	Includes three leased properties with square footage of 91,800, 64,000 and 45,700, respectively, and one owned property with 82,300 square feet.

(5)	Includes five facilities, which make up the total square footage of 208,700.

(6)	Engineered Products has other owned and leased facilities, none of which is deemed to be a principal facility.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2016:

We were a co-defendant in approximately 103 cases asserting claims on behalf of approximately 199 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are six asbestos cases, involving 24 plaintiffs, that plead specified damages against named defendants. In each of the six cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory and punitive damages in the amount of $3.0 million and $10.0 million, respectively, for four separate causes of action, $1.0 million for a fifth cause of action and $3 million for a sixth cause of action. In the fourth and fifth cases, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three and six separate causes of action, respectively and $5.0 million compensatory for the fifth and seventh cause of actions, respectively. In the sixth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $10.0 million for five counts, and $5.0 million for a sixth cause of action.

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

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Industries, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand.   On remand, the district court entered an order once again awarding IPSCO $5.2 million in damages.  In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. That appeal is pending. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM filed a third appeal of that decision. As of December 31, 2016, the Company had $7.4 million accrued for this matter.
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

EXECUTIVE OVERVIEW
General
We are a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. We operate through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Refer to Part 1, Item 1. Business for descriptions of our business segments.
Recent Development
In December 2016, we acquired GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt. GH, which had 2016 revenues of approximately $55 million, is a global leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions. GH, which operates through its locations in Spain, India, Germany, China and the United States, strengthens our position as the global leader of induction products and adds key technologies to our already diverse portfolio of induction hardening capabilities.
Subsequent Event
On January 31, 2017, the Holding's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on March 1, 2017, to shareholders of record as of the close of business on February 15, 2017, and resulted in a cash outlay of approximately $1.6 million.

RESULTS OF OPERATIONS

2016 Compared with 2015 and 2015 Compared with 2014

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,276.9	$1,463.8	$1,378.7	$(186.9)	(13)%	$85.1	6%
Cost of sales	1,073.9	1,228.6	1,144.2	(154.7)	(13)%	84.4	7%
Gross profit	203.0	235.2	234.5	(32.2)	(14)%	0.7	—%
Gross profit as a percentage of net sales	15.9%	16.1%	17.0%
Selling, general and administrative expenses ("SG&A")	128.9	134.4	135.6	(5.5)	(4)%	(1.2)	(1)%
SG&A as a percentage of net sales	10.1%	9.2%	9.8%
Asset impairment charge	4.0	—	—	4.0	*	—	*
Litigation judgment costs	—	2.2	—	(2.2)	*	2.2	*
Operating income	70.1	98.6	98.9	(28.5)	(29)%	(0.3)	—%
Interest expense	28.2	27.9	26.1	0.3	1%	1.8	7%
Income before income taxes	41.9	70.7	72.8	(28.8)	(41)%	(2.1)	(3)%
Income tax expense	9.2	21.5	25.2	(12.3)	(57)%	(3.7)	(15)%
Net income	32.7	49.2	47.6	(16.5)	(34)%	1.6	3%
Net income attributable to noncontrolling interest	(0.5)	(0.6)	(1.3)	0.1	*	0.7	*
Net income attributable to ParkOhio common shareholder	$32.2	$48.6	$46.3	$(16.4)	(34)%	$2.3	5%

* Calculation not meaningful

2016 Compared with 2015

Net Sales

Net sales decreased 13% to $1,276.9 million in 2016 compared to $1,463.8 million in 2015. The decrease in net sales is mainly due to lower end-market demand for our products in each of our segments, primarily in our aluminum products, heavy-duty truck and power sport end markets.

The factors explaining the changes in segment revenues for 2016 compared to the prior year are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 13% to $1,073.9 million in 2016 compared to $1,228.6 million in 2015. The decrease in cost of sales was primarily due to the decrease in net sales of 13%. Our gross margin percentage was 15.9% in 2016 compared to 16.1% in 2015. This 20 basis point decline was largely due to lower fixed cost absorption in certain of our manufacturing locations affected by lower customer demand, partially offset by the favorable impact of manufacturing efficiencies and cost reduction actions taken in response to lower sales levels.

SG&A Expenses

SG&A expenses decreased to $128.9 million in 2016 from $134.4 million in 2015, driven by the favorable impact of cost reduction actions and lower selling expenses as a result of lower sales volumes. SG&A expenses as a percent of sales increased to 10.1% in 2016 compared to 9.2% in 2015, due primarily to the lower revenue base in 2016 compared to the prior year.

Asset Impairment Charge

An asset impairment charge of $4.0 million was recorded in the first quarter of 2016 due to the accelerated end of production in certain programs with an automotive customer.

Litigation Judgment Costs

In 2015, the Company accrued $2.2 million in response to a district court’s award in connection with ongoing litigation. See Note 9 to the consolidated financial statements included elsewhere herein for further discussion.

Interest Expense

	Year Ended December 31,
	2016	2015
	(Dollars in millions)
Interest expense	$28.2	$27.9
Average outstanding borrowings	$462.1	$461.7
Average borrowing rate	6.10%	6.04%

Interest expense was approximately $28 million in 2016 and 2015. During 2016, we reduced outstanding indebtedness by $33.4 million, using cash flow from operating activities, before borrowing $26.4 million to fund the GH acquisition. The average borrowing rate increased slightly from the prior year due to rising interest rates. See Note 6 to the consolidated financial statements included elsewhere herein for further discussion.

Income Tax Expense

The provision for income taxes was $9.2 million in 2016 (an effective tax rate of 22.0%) and $21.5 million in 2015 (an effective tax rate of 30.4%). The amount in 2016 includes reversal of various income tax accruals of approximately $4.0 million relating to previous uncertain tax positions for which the statutes of limitations expired. The effective rates in both years are lower than the U.S. statutory rate of 35% due primarily to earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income

Net income decreased $16.5 million in 2016 compared to 2015, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest

As a result of the sale of a 25% equity interest in one of our forging businesses in 2013, we recognize net income attributable to noncontrolling interest as a deduction from consolidated net income to derive net income attributable to ParkOhio common shareholders. Such noncontrolling interest was immaterial in both periods.

Net Income Attributable to ParkOhio Common Shareholder

Net income attributable to ParkOhio common shareholder decreased to $32.2 million in 2016 compared to $48.6 million in 2015, due to the reasons described above.

2015 Compared with 2014

Net Sales

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

Cost of Sales & Gross Profit

Cost of sales increased $84.4 million, or 7%, to $1,228.6 million in 2015, compared to $1,144.2 million in 2014. The increase in cost of sales was primarily due to the increase in net sales volumes, which increased 6%. The gross profit margin percentage was 16.1% in 2015 compared to 17.0% in 2014. This 90 basis point decline in gross margin percentage is largely due to a decrease in higher margin new equipment and aftermarket sales volume to the oil and gas, steel and military and commercial aerospace end markets in our Engineered Products segment

SG&A Expenses

Consolidated SG&A expenses decreased 1% in 2015 compared to 2014. SG&A expenses as a percent of sales decreased by 60 basis points to 9.2%. SG&A expenses decreased in 2015 compared to 2014, primarily due to a reduction in professional fees.

Litigation Judgment Costs

In 2015, the Company accrued $2.2 million in response to a district court’s award in connection with ongoing litigation. See Note 9 to the consolidated financial statements included elsewhere herein for further discussion.

Interest Expense

	Year Ended December 31,
	2015	2014
	(Dollars in millions)
Interest expense	$27.9	$26.1
Average outstanding borrowings	$461.6	$397.1
Average borrowing rate	6.04%	6.57%

Interest expense increased $1.8 million in 2015 compared to 2014 as average borrowings in 2015 were higher when compared to 2014 due to additional borrowings to fund acquisitions that occurred in the fourth quarter of 2014, capital expenditures and working capital.

Income Tax Expense

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
Net Income

Net income increased $1.6 million to $49.2 million in 2015, compared to $47.6 million in 2014, due to the reasons described above.

Net Income Attributable to Noncontrolling Interest

As a result of the sale of the 25% equity interest in a small forging business in 2013, the income of $1.3 million attributable to the noncontrolling interest is deducted from the net income to derive net income attributable to ParkOhio common shareholder.
Net Income Attributable to ParkOhio Common Shareholder:

Net income attributable to ParkOhio common shareholder increased $2.3 million to $48.6 million in 2015, compared to $46.3 million in 2014, due to the reasons described above.

SEGMENT RESULTS

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

Supply Technologies Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net sales	$502.1	$578.7	$559.6
Segment operating income	$40.0	$50.3	$42.5
Segment operating income margin	8.0%	8.7%	7.6%

2016 Compared to 2015

Net Sales: Net sales were down 13% in 2016 compared to 2015 due primarily to lower customer demand in the Company's heavy-duty truck and related market, which was down 33%; the Company's power sports and recreational equipment market, which was down 20%; and the Company's bus and coach market, which was down 33%. These declines were partially offset by an increase in sales in the Company's aerospace market, which was up 72% compared to 2015.

Segment Operating Income: Segment operating income decreased by $10.3 million, and segment operating income margin declined by 70 basis points, due primarily to the volume reductions noted above. This negative impact was partially offset by the benefits of our 2016 cost reduction actions.

2015 Compared to 2014

Net Sales: The majority of our growth in 2015 was organic growth in our diversified markets. This growth was driven by strong demand in the Company's heavy-duty truck market, which was up 12%; the Company's power sports and recreational equipment market, which increased 12%; and the Company's semiconductor market, which was up 21%. Approximately 28% of the sales increase in the year ended December 31, 2015, compared to 2014, is directly attributable to the acquisition of Apollo Aerospace (“Apollo”). In addition, our fastener manufacturing division generated an increase of sales of 20% in 2015 primarily from the automotive market.

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

Assembly Components Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net sales	$529.4	$569.2	$490.5
Segment operating income	$50.5	$57.9	$42.0
Segment operating income margin	9.5%	10.2%	8.6%

2016 Compared to 2015

Net Sales: Net sales were down 7% in 2016 compared to 2015 due primarily to the accelerated end of production resulting in volume reductions from certain programs with an automotive customer in our aluminum business. This decline was partially offset by higher sales in our gasoline direct injection fuel rail systems, which was up 36%, and rubber products businesses, which was up 13%, driven by new product launches.

Segment Operating Income: Segment operating income decreased by $7.4 million, and segment operating income margin declined by 70 basis points, compared to 2015. These decreases were due primarily to lower sales in our aluminum business as described above, unfavorable sales mix and excess start-up costs related to our launch of new high-volume products in our fuel rail and fuel filler plants. These factors were partially offset by the impact of higher sales in our gasoline direct injection fuel rail systems and rubber products businesses in 2016 compared to 2015, as well as benefits of our 2016 cost reduction actions.

2015 Compared to 2014

Net Sales: The significant increase in net sales in 2015 is primarily due to the incremental sales from new programs with our automotive customers in our aluminum business of $30.4 million and the incremental sales in 2015 associated with the acquisition of Autoform Tool and Manufacturing (“Autoform”) of approximately $51.8 million offset by a decline in our other assembly components businesses.

Segment Operating Income: Segment operating income increased 38% in 2015 compared to 2014. Our segment operating income margin was 10.2%, which was a 160 basis point increase compared to operating income margin of 8.6% in 2014. The increase in margin is primarily attributable to operating improvements in our aluminum business in 2015 compared to 2014.

Engineered Products Segment

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net sales	$245.4	$315.9	$328.6
Segment operating income	$10.6	$20.9	$42.7
Segment operating income margin	4.3%	6.6%	13.0%

2016 Compared to 2015

Net Sales: Net sales were down 22% in 2016 compared to 2015 due primarily to lower customer demand in the oil and gas, rail, steel, commercial aerospace and military end markets.

Segment Operating Income: Segment operating income decreased by $10.3 million, and segment operating income margin declined by 230 basis points, due primarily to volume declines in our induction heating, pipe threading and forging businesses related to the weak market demand noted above. These factors were partially offset by the benefits of cost reduction actions.

2015 Compared to 2014

Net Sales: The decrease in net sales of 4% in 2015 is primarily attributable to a 15% decrease in the forged and machine products business, which was impacted by reduced demand in aircraft forging products and a decrease in our capital equipment group and its aftermarket business, which was impacted by reduced demand from the oil and gas and steel industries. This reduction was offset by incremental sales of $38.5 million related to the Saet S.p.A. (“Saet”) acquisition.

Segment Operating Income: Segment operating income decreased to $20.9 million in 2015. The decrease in operating income dollars and the segment operating income margin are associated with the sales mix in 2015 and the associated reduction in overhead absorption related to the decline in volume in our forging business.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons or derivative instruments.

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

Revenue Recognition: We recognize revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. We follow this method since reasonably dependable estimates of revenue and costs of a contract can be made. Revenue earned on contracts in process that are in excess of billings is classified in Other current assets in the accompanying Consolidated Balance Sheet. Billings in excess of revenues earned on contracts in process are classified in Other accrued expenses in the Consolidated Balance Sheet and totaled $22.7 million and $16.8 million at December 31, 2016 and 2015, respectively.

Allowance for Obsolete and Slow Moving Inventory: Inventories are valued using first-in, first-out (“FIFO”) and stated at the lower of cost or market value and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve allowances required.

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

As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2016, we performed quantitative testing for each reporting unit with a goodwill balance. In 2015 and 2014, we performed our test using both qualitative and quantitative methods.

The quantitative goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized. In applying the quantitative approach, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; future capital expenditures and working capital needs; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2016, 2015 and 2014 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2016, we utilized a quantitative approach. In 2015 and 2014, we utilized a combination of qualitative and quantitative assessments. Our fiscal 2016, 2015 and 2014 annual impairment tests of each of our indefinite-lived intangible assets did not result in any impairment loss. The significant assumptions employed under this method include discount rates and revenue growth rates, including assumed terminal growth rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

See Notes 4 and 5 of the consolidated financial statements included elsewhere herein for additional disclosure on goodwill and indefinite-lived intangibles.

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

In determining the adequacy of valuation allowances, we consider cumulative and anticipated amounts of domestic and international earnings or losses, anticipated amounts of foreign source income, and the anticipated taxable income resulting from the reversal of future taxable temporary differences. We intend to maintain any recorded valuation allowances until sufficient positive evidence, such as cumulative positive foreign earnings or additional foreign source income, exists to support reversal of the tax valuation allowances.

Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual annual effective income tax rates and related income tax liabilities may differ materially from our interim estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.

During 2016, the Company reversed various income tax accruals totaling approximately $4.0 million relating to previous uncertain tax positions for which the statutes of limitations expired.

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

Effective on December 31, 2015, the Company adopted a change in the method used to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans and postretirement benefit plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. For 2016, the Company used a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement. These spot rates were determined as of the measurement date of December 31, 2015. This change does not affect the measurement of total benefit obligations. The change was accounted for as a change in estimate and, accordingly, was accounted for prospectively starting in 2016. The reductions in service and interest costs for 2016 associated with this change were $0.1 million and $0.6 million, respectively.

We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 3.91% for 2016, compared with 4.13% in 2015. For the other postretirement benefit plan, the rate is 3.63% for 2016 and 3.80% for 2015. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2016. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.

Changes in the related pension benefit costs may occur in the future due to changes in assumptions. The following table illustrates the sensitivity to a change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans and other postretirement plans as of December 31, 2016:

Change in Assumption	Impact on 2016 Benefit Expense	Impact on 2016 Projected Benefit Obligation for Pension Benefits	Impact on 2016 Projected Benefit Obligation for Postretirement Benefits
	(Dollars in millions)
50 basis point decrease in discount rate	$—	$2.9	$0.4
50 basis point increase in discount rate	$—	$(2.7)	$(0.3)
50 basis point decrease in expected return on assets	$0.6	$—	$—

See Note 11 of the consolidated financial statements included elsewhere herein for further analysis regarding the sensitivity of the key assumptions applied in the actuarial valuations.

Legal Contingencies: We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

Recent and Future Adoption of Accounting Standards

See Note 1 to the consolidated financial statements included elsewhere herein.

Environmental

We have been identified as a potentially responsible party at third-party sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state laws, which provide for strict and, under certain circumstances, joint and several liability. We are participating in the cost of certain clean-up efforts at several of these sites. However, our share of such costs has not been material and based on available information, management does not expect our exposure at any of these locations to have a material adverse effect on our results of operations, liquidity or financial condition.

We have been named as one of many defendants in a number of asbestos-related personal injury lawsuits. Our cost of defending such lawsuits has not been material to date and, based upon available information, management does not expect our future costs for asbestos-related lawsuits to have a material adverse effect on our results of operations, liquidity or financial condition. We caution, however, that inherent in management’s estimates of our exposure are expected trends in claims severity, frequency and other factors that may materially vary as claims are filed and settled or otherwise resolved.

Seasonality; Variability of Operating Results

The timing of orders placed by our customers has varied with, among other factors, orders for customers’ finished goods, customer production schedules, competitive conditions and general economic conditions. The variability of the level and timing of orders has, from time to time, resulted in significant periodic and quarterly fluctuations in the operations of our business units. Such variability is particularly evident in the industrial equipment business unit included in the Engineered Products segment, which typically ships a few large systems per year.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words “believes”, “anticipates”, “plans”, “expects”, “intends”, “estimates” and similar expressions are intended to identify forward-looking statements.

These  forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general domestic economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; the outcome of the review conducted by the special committee of our board of directors; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except to the extent required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates. We are subject to interest rate risk on borrowings under the floating rate revolving credit facility and term loan provided by our Credit Agreement, which consisted of borrowings of $156.2 million at December 31, 2016. A 100 basis point increase in the interest rates would have resulted in an increase in interest expense of approximately $1.6 million for the year ended December 31, 2016.

Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders' equity section of the accompanying Consolidated Balance Sheets. Net sales and expenses in our foreign operations' foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of Park-Ohio Industries, Inc.

We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), shareholder's equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park-Ohio Industries, Inc. and Subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 16, 2017

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$54.4	$48.4
Accounts receivable, less allowances for doubtful accounts of $4.0 million at December 31, 2016 and $3.3 million at December 31, 2015	194.4	199.3
Inventories, net	240.6	249.0
Receivables from affiliates	12.8	8.6
Other current assets	53.3	39.0
Total current assets	555.5	544.3
Property, plant and equipment, net	169.6	154.1
Goodwill	86.6	82.0
Intangible assets, net	96.6	92.8
Pension assets	61.7	58.9
Other long-term assets	9.6	7.5
Total assets	$979.6	$939.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$133.7	$129.7
Payables to affiliates	7.0	6.6
Current portion of long-term debt and short-term debt	30.8	17.8
Accrued employee compensation	18.8	26.1
Other accrued expenses	59.8	51.4
Total current liabilities	250.1	231.6
Long-term liabilities, less current portion:
Debt	439.0	445.8
Deferred income taxes	29.0	21.4
Other long-term liabilities	29.8	38.5
Total long-term liabilities	497.8	505.7
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	106.3	96.8
Retained earnings	158.1	128.6
Accumulated other comprehensive loss	(42.7)	(30.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	221.7	195.4
Noncontrolling interests	10.0	6.9
Total equity	231.7	202.3
Total liabilities and shareholder's equity	$979.6	$939.6
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net sales	$1,276.9	$1,463.8	$1,378.7
Cost of sales	1,073.9	1,228.6	1,144.2
Gross profit	203.0	235.2	234.5
Selling, general and administrative expenses	128.9	134.4	135.6
Asset impairment charge	4.0	—	—
Litigation judgment costs	—	2.2	—
Operating income	70.1	98.6	98.9
Interest expense	28.2	27.9	26.1
Income before income taxes	41.9	70.7	72.8
Income tax expense	9.2	21.5	25.2
Net income	32.7	49.2	47.6
Net income attributable to noncontrolling interest	(0.5)	(0.6)	(1.3)
Net income attributable to ParkOhio common shareholder	$32.2	$48.6	$46.3

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$32.7	$49.2	$47.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.9)	(11.8)	(7.9)
Pension and postretirement benefit adjustments, net of tax	1.2	(4.2)	(9.5)
Total other comprehensive (loss) income	(12.7)	(16.0)	(17.4)
Total comprehensive income, net of tax	20.0	33.2	30.2
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.6)	(1.3)
Comprehensive income attributable to ParkOhio common shareholder	$19.5	$32.6	$28.9

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2014	—	$81.5	$60.7	$3.4	$5.0	$150.6
Other comprehensive income (loss)	—	—	46.3	(17.4)	1.3	30.2
Share-based compensation	—	5.8	—	—	—	5.8
Dividend paid to parent	—	—	(10.0)	—	—	(10.0)
Income tax effect of share-based compensation exercises and vesting	—	1.3	—	—	—	1.3
Balance at December 31, 2014	—	88.6	97.0	(14.0)	6.3	177.9
Other comprehensive income (loss)	—	—	48.6	(16.0)	0.6	33.2
Share-based compensation	—	7.3	—	—	—	7.3
Dividend paid to parent	—	—	(17.0)	—	—	(17.0)
Income tax effect of share-based compensation exercises and vesting	—	0.9	—	—	—	0.9
Balance at December 31, 2015	—	96.8	128.6	(30.0)	6.9	202.3
Other comprehensive income (loss)	—	—	32.2	(12.7)	0.5	20.0
Share-based compensation	—	10.6	—	—	—	10.6
Dividend paid to parent	—	—	(2.5)	—	—	(2.5)
Income tax effect of share-based compensation exercises and vesting	—	(0.6)	—	—	—	(0.6)
Acquisition	—	—	—	—	2.1	2.1
Other	—	(0.5)	(0.2)	—	0.5	(0.2)
Balance at December 31, 2016	—	$106.3	$158.1	$(42.7)	$10.0	$231.7

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES	(In millions)
Net income	$32.7	$49.2	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.6	27.9	22.4
Asset impairment charges	4.0	—	—
Share-based compensation	10.6	7.3	5.8
Deferred income taxes	2.1	3.1	0.6
Other	—	—	(0.9)
Changes in operating assets and liabilities, excluding business acquisitions:
Accounts receivable	13.7	3.8	(27.9)
Inventories	8.6	(15.4)	(8.7)
Prepaid and other current assets	(5.5)	8.8	(14.7)
Accounts payable and accrued expenses	(7.6)	(39.1)	29.4
Other noncurrent liabilities	(6.7)	(12.8)	10.1
Other	(10.0)	4.4	(7.8)
Net cash provided by operating activities	71.5	37.2	55.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(28.5)	(36.5)	(25.8)
Proceeds from sale of assets	—	—	2.1
Business acquisitions, net of cash acquired	(23.4)	—	(72.7)
Net cash used by investing activities	(51.9)	(36.5)	(96.4)
FINANCING ACTIVITIES
(Payments) proceeds from revolving credit facility, net	(36.2)	7.9	50.3
Payments on term loans and other debt	(4.5)	(3.6)	(6.6)
Proceeds from other long-term debt	34.9	2.3	14.2
(Payments) proceeds from capital lease facilities, net	(1.2)	13.8	—
Dividend paid to parent	(2.5)	(17.0)	(10.0)
Income tax effect of share-based compensation exercises and vesting	(0.6)	0.9	1.3
Payment of acquisition earn-out	(2.0)	—	—
Other	—	—	(1.3)
Net cash (used) provided by financing activities	(12.1)	4.3	47.9
Effect of exchange rate changes on cash	(1.5)	(4.9)	(2.8)
Increase in cash and cash equivalents	6.0	0.1	4.6
Cash and cash equivalents at beginning of year	48.4	48.3	43.7
Cash and cash equivalents at end of year	$54.4	$48.4	$48.3
Income taxes paid	$8.7	$19.0	$25.8
Interest paid	$25.9	$25.7	$24.0

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

NOTE 1 — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation: Park-Ohio Industries, Inc. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. The Company leases certain real properties owned by related parties as described in Note 10. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:    Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market value.

Major Classes of Inventories	December 31, 2016	December 31, 2015
	(In millions)
Finished goods	$131.4	$147.5
Work in process	43.4	37.4
Raw materials and supplies	65.8	64.1
Inventories, net	$240.6	$249.0

Other inventory items
Inventory reserves	$(30.2)	$29.0
Consigned Inventory	$12.2	$10.3

Property, Plant and Equipment: Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of assets are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization of fixed assets, including capital leases, is computed principally by the straight-line method based on the estimated useful lives of the assets ranging from five to 40 years for buildings, and one to 20 years for machinery and equipment (with the majority in the range of three to ten years).

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes property, plant and equipment:

	December 31, 2016	December 31, 2015
	(In millions)
Property, plant and equipment:
Land and land improvements	$11.3	$8.5
Buildings	77.0	65.3
Machinery and equipment	316.1	309.5
Leased property under capital leases	20.4	16.2
Total property, plant and equipment	424.8	399.5
Less accumulated depreciation	255.2	245.4
Property, plant and equipment, net	$169.6	$154.1

Information regarding depreciation expense of property, plant and equipment follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Depreciation expense	$23.5	$21.5	$17.6

Impairment of Long-Lived Assets: We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever impairment indicators exist. When impairment indicators exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows.
We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined, based on projected discounted future cash flows or appraised values.

Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,
“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized, but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets, compared to the fair value. Our reporting units have been identified at the component level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment. The Company uses an income approach, utilizing a discounted cash flow mode based on forecasted cash flows and weighted average cost of capital, and other valuation techniques to determine fair value.

See Notes 4 and 5 of the consolidated financial statements for additional disclosure on goodwill and indefinite-lived intangibles.

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
Notes to Consolidated Financial Statements — (Continued)

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

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 6) approximate fair value at December 31, 2016 and December 31, 2015 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 6 and Note 11, respectively.

The Company has not changed its valuation techniques for measuring fair value during 2016, and there were no transfers between levels during the periods presented.

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

Share-Based Compensation: The Company follows the provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. Compensation expense for awards with service conditions only that are subject to graded vesting is recognized on a straight-line basis over the term of the vesting period. Compensation expense of performance-based awards is recognized as an expense over the vesting periods of the awards using the accelerated attribution method once performance is deemed probable.

Park-Ohio Holdings Corp. (“Holdings”) grants share-based compensation awards to Industries' employees. In accordance with ASC 718, such costs are allocated to Industries. Under the provisions of Holdings’ 2015 Equity and Incentive Compensation Plan (“2015 Plan”), which is administered by the Compensation Committee of Holdings' Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted share units, performance shares or stock awards may be awarded to directors and all employees of the Company and its subsidiaries. The 2015 Plan replaces in its entirety the 1998 Long-Term Incentive Plan, as amended (“1998 Plan”), but shares that remained available under the 1998 Plan were added to the aggregate share limit under that 2015 Plan. Stock options will be exercisable in whole or in installments as may be determined provided that no options will be exercisable more than ten years from date of grant. The exercise price will be the fair value at the date of grant. The aggregate number of shares of Holdings' common stock that may be awarded under the 2015 Plan is 367,977.

Revenue Recognition: The Company recognizes revenue, other than from long-term contracts, when title is transferred to the customer, typically upon shipment. Revenue from long-term contracts is accounted for under the percentage of completion method, and recognized on the basis of the percentage each contract’s cost to date bears to the total estimated contract cost. We follow this method since reasonably dependable estimates of revenue and costs of a contract can be made. Revenue earned on contracts in process that are in excess of billings is classified as unbilled contract revenues in Other current assets in the Consolidated Balance Sheet. Billings in excess of revenues earned on contracts in process are classified in Other accrued expenses in the Consolidated Balance Sheet and totaled $22.7 million and $16.8 million at December 31, 2016 and 2015, respectively.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product; manufacturing labor, depreciation expense and direct overhead expense; and shipping and handling costs.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history, as well as a general reserve based on historical trends and other information. During 2016 and 2015, we sold approximately $81.6 million and $118.5 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to provide additional financing capacity. In compliance with ASC 860, “Transfers and Servicing”, sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash flows. In 2016 and 2015, an expense in the amount of $0.5 million and $0.6 million, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.

Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2016, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $37.8 million, which represented approximately 19% of the Company’s trade accounts receivable. During 2016, sales to these customers amounted to approximately $276.9 million, which represented approximately 22% of the Company’s net sales.

Environmental: The Company expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Costs that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is undiscounted.

Foreign Currency Translation:    The functional currency for a majority of subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) in shareholder's equity. Gains and losses resulting from foreign currency translations, including intercompany transactions that are not considered permanent investments, are included in the Consolidated Statements of Income.

Warranties: Warranty liabilities are primarily associated with the Company’s industrial equipment business unit and the fluid routing solutions business. The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Balance at January 1,	$6.1	$6.9	$5.4
Claims paid during the year	(3.7)	(4.7)	(2.9)
Warranty expense	2.0	4.0	4.0
Acquired warranty liabilities	2.8	—	—
Other	(0.1)	(0.1)	0.4
Balance at December 31,	$7.1	$6.1	$6.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The Company adopted this ASU during the first quarter of 2016 and applied this standard retrospectively to 2015. The new guidance impacted only the presentation of the Company's financial position and did not affect the Company's results of operations or cash flows. Refer to Note 6 for the impact on our consolidated balance sheet at December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance was effective for the Company on January 1, 2016. The guidance impacted the presentation of certain pension related assets that use NAV as a practical expedient. See Note 11 for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is in the process of analyzing the impact of ASU 2014-09, and the related ASUs, across all its businesses. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings upon adoption effective January 1, 2018. We are still evaluating the impact and an estimation of the impact cannot be made at this time.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendment establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

as classification of related amounts within the statement of cash flows. The ASU is effective for fiscal years beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The objective of the ASU is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to uses of the financial statements. The ASU is effective for fiscal years beginning with the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 2 — Segments

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. Supply Technologies provides our customers with Total Supply Management™ services for a broad range of high-volume, specialty production components. Assembly Components manufactures cast aluminum components, automotive and industrial rubber and thermoplastic products, gasoline direct injection systems, fuel filler and hydraulic assemblies for automotive, agricultural equipment, construction equipment, heavy-duty truck and marine equipment industries, and also provides value-added services such as design and engineering, machining and assembly. Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of high quality products engineered for specific customer applications.
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

Results by business segment were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net sales:
Supply Technologies	$502.1	$578.7	$559.6
Assembly Components	529.4	569.2	490.5
Engineered Products	245.4	315.9	328.6
	$1,276.9	$1,463.8	$1,378.7
Segment operating income:
Supply Technologies	$40.0	$50.3	$42.5
Assembly Components	50.5	57.9	42.0
Engineered Products	10.6	20.9	42.7
Total segment operating income	101.1	129.1	127.2
Corporate costs	(27.0)	(28.3)	(28.3)
Asset impairment charge	(4.0)	—	—
Litigation judgment costs	—	(2.2)	—
Interest expense	(28.2)	(27.9)	(26.1)
Income before income taxes	$41.9	$70.7	$72.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Capital expenditures:
Supply Technologies	$6.1	$3.7	$5.8
Assembly Components	16.9	27.3	14.0
Engineered Products	5.5	5.5	2.4
Corporate	—	—	1.5
	$28.5	$36.5	$23.7
Depreciation and amortization expense:
Supply Technologies	$4.7	$4.7	$4.5
Assembly Components	20.1	18.6	14.2
Engineered Products	4.1	4.2	3.3
Corporate	0.7	0.4	0.4
	$29.6	$27.9	$22.4
Identifiable assets:
Supply Technologies	$262.0	$276.3	$277.6
Assembly Components	332.9	344.8	340.5
Engineered Products	304.9	243.1	246.9
Corporate	79.8	75.4	93.8
	$979.6	$939.6	$958.8

The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2016	2015	2014
Supply Technologies:
Supply Technologies	85%	87%	88%
Engineered specialty products	15%	13%	12%
	100%	100%	100%
Assembly Components:
Fuel, rubber and plastic products	67%	59%	57%
Aluminum products	33%	41%	43%
	100%	100%	100%
Engineered Products:
Industrial equipment business	79%	81%	78%
Forged and machined products	21%	19%	22%
	100%	100%	100%

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s approximate percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2016	2015	2014
United States	71%	72%	74%
Asia	8%	8%	6%
Europe	8%	7%	6%
Canada	6%	6%	7%
Mexico	6%	6%	5%
Other	1%	1%	2%
	100%	100%	100%

The basis for attributing revenue to individual geographic regions is customer location.

At December 31, 2016, 2015 and 2014, approximately 68%, 71% and 72%, respectively, of the Company’s assets were located in the United States.

NOTE 3 — Acquisitions

In December 2016, the Company acquired all the outstanding capital stock of GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt.  GH, which had 2016 revenues of approximately $55 million, is a global leader in the design, manufacturing and testing of induction heating equipment and heat treat solutions; operates through its locations in Spain, India, Germany, China and the United States; and strengthens our position as the global leader of induction products and adds key technologies to our already diverse portfolio of induction hardening capabilities. The purchase agreement provides payment of contingent consideration of up to $2.1 million based on achievement of certain EBITDA targets over 2016 and 2017. The estimated fair value of the earn-out, valued using level 3 inputs, was approximately $1.1 million at the date of the acquisition.

The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date and could materially differ from those presented above. The Company has not yet finalized its analysis of the fair value of property, plant and equipment; intangible assets; noncontrolling interest, deferred taxes and certain other assets and liabilities. The final allocation is expected to be completed as soon as practicable but no later than twelve months after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of GH:

(In millions)
Net assets acquired	$24.7
Goodwill	6.1
Total consideration	30.8
Less:
Cash acquired	(6.3)
Contingent consideration	(1.1)
Cash paid for acquisition, net of cash acquired	$23.4
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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

The Apollo purchase agreement provided for potential payment of contingent consideration of up to $2.4 million based on achievement of certain EBITDA targets over two years. In the third quarter of 2016, the Company paid $2.0 million for this earn-out.

NOTE 4 — Goodwill

The changes in the carrying amount of goodwill by reportable segment:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
Balance at January 1, 2014	$6.4	$49.0	$5.0	$60.4
Acquisitions	0.7	5.0	23.2	28.9
Foreign currency translation	0.5	—	(0.3)	0.2
Balance at December 31, 2014	7.6	54.0	27.9	89.5
Acquisition adjustments	—	0.1	(6.3)	(6.2)
Foreign currency translation	(0.4)	—	(0.9)	(1.3)
Balance at December 31, 2015	7.2	54.1	20.7	82.0
GH acquisition	—	—	6.1	6.1
Foreign currency translation	(1.1)	—	(0.4)	(1.5)
Balance at December 31, 2016	$6.1	$54.1	$26.4	$86.6

Goodwill associated with the GH, Apollo and Saet acquisitions is not deductible for income tax purposes.

Acquisition adjustments in 2015 relate primarily to measurement period adjustments to the valuation of the Saet acquisition from 2014. The 2014 consolidated financial statements have not been retroactively adjusted as these measurement period adjustments did not have a material impact on such statements.

The 2014 increase relates to the acquisitions of Apollo, Autoform and Saet.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 5 — Other Intangible Assets

Information regarding other intangible assets follows:

		December 31, 2016			December 31, 2015
	Weighted Average Useful Life	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
		(In millions)
Customer relationships	11.1 years	$75.5	$23.7	$51.8	$76.0	$18.5	$57.5
Indefinite-lived tradenames	*	22.4	*	22.4	18.7	*	18.7
Technology	18.6 years	23.0	1.8	21.2	15.9	0.9	15.0
Other	8.2 years	4.0	2.8	1.2	4.1	2.5	1.6
Total		$124.9	$28.3	$96.6	$114.7	$21.9	$92.8

* Not applicable. Tradenames have an indefinite life.

As part of the GH acquisition, we acquired an estimated $7.5 million of technology and $4.4 million of indefinite-lived tradename assets. As described in Note 3, the fair value of these intangible assets is subject to the finalization of the fair value analysis, expected to be completed no later than twelve months after the acquisition date.

Amortization expense of other intangible assets follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Amortization expense	$6.1	$6.4	$4.8

We estimate amortization expense for the five years subsequent to December 31, 2016 as follows:

(In millions)
2017	$6.6
2018	$6.4
2019	$6.0
2020	$5.8
2021	$5.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — Financing Arrangements

Long-term debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2016	December 31, 2016	December 31, 2015
			(In millions)
Senior Notes	April 1, 2021	8.125%	$250.0	$250.0
Revolving credit facility	July 31, 2019	2.80%	132.8	169.0
Term loan	July 31, 2019	2.88%	23.4	27.9
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	26.4	—
Capital leases	Various	Various	18.8	17.7
Other	Various	Various	23.6	3.5
Gross debt			475.0	468.1
Less current portion of long-term debt			(25.8)	(17.8)
Less short-term debt			(5.0)	—
Less unamortized debt issuance costs(1)			(5.2)	(4.5)
Total long-term debt, net			$439.0	$445.8
(1) Prior to the adoption of ASU 2015-03 in the first quarter of 2016, debt issuance costs of $4.5 million at December 31, 2015 were reflected in the consolidated balance sheet in Other long-term assets. Such amount was reclassified to Long-term debt for comparative purposes.

On December 21, 2016, the Company, through its subsidiary, Industrial Equipment Group European Holding Company Limited subsidiary, entered into a financing agreement with Banco Bolbao Vizcaya Argentaria, S.A. The financing agreement provides the Company the ability to borrow up to $36.9 million, including a loan for $26.4 million for the acquisition of GH as well as a revolving credit facility for up to $10.5 million to fund working capital and general corporate needs. The full amount of the loan is outstanding as of December 31, 2016; no amounts have been drawn on the revolving credit facility as of December 31, 2016.

In addition to the Agreement, the Company also assumed long-term debt of $8.9 million and short-term debt of $5.0 million as part of the GH acquisition.

On April 22, 2016, the Company further amended its credit facility (the “Amended Credit Agreement”) to:

•	increase the revolving credit facility to $300.0 million;

•	increases the inventory advance rate from 50% to 60%, reducing back to 50% on a pro-rata quarterly basis over 36 months commencing July 1, 2016;

•	reload the term loan up to $35.0 million, of which $23.4 million has been borrowed and is outstanding as of December 31, 2016;

•	increases the Canadian sub-limit up to $35.0 million;

•	increases the European sub-limit up to $25.0 million; and

•
provide minor pricing adjustments including pricing the first $35.0 million drawn on the revolver at LIBOR + 3.50%, reducing automatically on a pro-rata quarterly basis over 36 months commencing July 1, 2016.

Under the Amended Credit Agreement, a detailed borrowing base formula provides borrowing availability to the Company based on percentages of eligible accounts receivable and inventory.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At the Company’s election, domestic amounts borrowed under the revolving credit facility may be borrowed at either: LIBOR plus 1.5% to 2.5%; or the bank’s prime lending rate minus 0.25% to 1.25%. The LIBOR-based interest rate is dependent on the Company’s debt service coverage ratio, as defined in the Amended Credit Agreement.

Amounts borrowed under the Canadian revolving credit facility provided by the Amended Credit Agreement may be borrowed at either: the Canadian deposit offered rate plus 1.5% to 2.5%; the Canadian prime lending rate plus 0.0% to 1.0%; or the US base rate plus 0.0% to 1.0%.

On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $6.2 million under this agreement as of December 31, 2016.

On August 13, 2015, the Company entered into a capital lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. See Note 10 for additional disclosure.

The term loan is amortized based on a seven-year schedule with the balance due at maturity (July 31, 2019). The Amended Credit Agreement also reduced the commitment fee for the revolving credit facility. At the Company's election, amounts borrowed under the term loan may be borrowed at either: LIBOR plus 2.0% to 3.0%; or the bank’s prime lending rate minus 0.75% to plus 0.25%.

At December 31, 2016, the Company had approximately $106.2 million of unused borrowing capacity under the revolving credit facility.

The following table represents fair value information of the Company's senior notes due 2021 (the “Senior Notes”), classified as Level 1, at December 31, 2016 and 2015. The fair value was estimated using quoted market prices.

	December 31, 2016	December 31, 2015
	(In millions)
Carrying amount	$250.0	$250.0
Fair value	$257.5	$263.4

Maturities of short-term and long-term debt, excluding capital leases, during each of the five years subsequent to December 31, 2016 are as follows:

(In millions)
2017	$24.7
2018	$20.8
2019	$138.4
2020	$8.1
2021	$263.1

Foreign subsidiaries of the Company had $42.4 million of borrowings at December 31, 2016 and $0.8 million at December 31, 2015 and outstanding bank guarantees of approximately $9.9 million and $3.9 million at December 31, 2016 and 2015, respectively, under their credit arrangements.

The Senior Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by all material 100% owned domestic subsidiaries of the Company. Provisions of the indenture governing the Senior Notes and the Credit Agreement contain restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

otherwise dispose of a substantial portion of assets or to merge or consolidate with an unaffiliated entity. At December 31, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.

The weighted average interest rate on all debt was 5.73% at December 31, 2016 and 5.47% at December 31, 2015.

NOTE 7 — Income Taxes

Income before income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
United States	$16.3	$44.9	$54.3
Outside the United States	25.6	25.8	18.5
	$41.9	$70.7	$72.8
Income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Current expense:
Federal	$0.3	$11.7	$17.6
State	0.2	0.7	0.8
Foreign	6.6	6.0	6.2
	7.1	18.4	24.6
Deferred expense (benefit):
Federal	0.9	2.9	1.1
State	0.5	0.6	(0.8)
Foreign	0.7	(0.4)	0.3
	2.1	3.1	0.6
Income tax expense	$9.2	$21.5	$25.2

A reconciliation of income tax expense computed by applying the statutory federal income tax rate to income before income taxes as recorded is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Tax at U.S. statutory rate	$14.7	$24.7	$25.4
Effect of state income taxes, net	0.2	0.6	1.4
Effect of foreign operations	(2.1)	(1.6)	(0.9)
Valuation allowance	0.5	(0.7)	(1.1)
Uncertain tax positions	(4.0)	0.1	0.3
Non-deductible items	0.6	0.5	1.0
Non-deductible compensation	0.8	1.2	0.8
Manufacturer's deduction	(0.5)	(1.1)	(1.4)
Other, net	(1.0)	(2.2)	(0.3)
Total	$9.2	$21.5	$25.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2016	2015
	(In millions)
Deferred income tax assets:
Postretirement benefit obligation	$3.6	$4.8
Inventory	13.7	12.0
Net operating loss and credit carryforwards	10.8	6.1
Warranty reserve	2.1	1.9
Accrued litigation	2.8	2.9
Compensation	4.1	6.0
Other	9.8	10.1
Total deferred income tax assets	46.9	43.8
Deferred income tax liabilities:
Depreciation and amortization	16.0	15.2
Pension	22.1	21.0
Intangible assets	23.3	19.3
Other	5.2	1.6
Total deferred income tax liabilities	66.6	57.1
Net deferred income tax liabilities prior to valuation allowances	(19.7)	(13.3)
Valuation allowances	(5.3)	(4.8)
Net deferred income tax liability	$(25.0)	$(18.1)

At December 31, 2016, the Company has U.S., state and foreign net operating loss carryforwards for income tax purposes. The foreign net operating loss carryforward is $22.1 million, of which $5.5 million expires between 2017 and 2036 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $2.7 million that expires between 2017 and 2036. The Company also has a tax benefit from a non-consolidated U.S. net operating loss carryforward of $1.1 million that expires between 2035 and 2036.

As of December 31, 2016 and 2015, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. As of December 31, 2014, the Company reversed a valuation allowance of $1.3 million against its state net operating loss carryforward. As of December 31, 2016 and 2015, the Company recorded valuation allowances of $4.5 million and $4.2 million, respectively, against certain foreign net deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
	(In millions)
Unrecognized Tax Benefit — January 1,	$6.3	$6.5	$5.9
Gross Increases to Tax Positions Related to Prior Years	0.3	0.3	0.8
Gross Decreases to Tax Positions Related to Prior Years	—	(0.1)	(0.2)
Expiration of Statute of Limitations	(3.7)	(0.4)	—
Unrecognized Tax Benefit — December 31,	$2.9	$6.3	$6.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million at December 31, 2016 and $5.5 million at December 31, 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2016 and 2015, the Company recognized approximately $(1.4) million and $0.2 million, respectively, in net interest and penalties. The Company had approximately $0.4 million and $1.9 million for the payment of interest and penalties accrued at December 31, 2016 and 2015, respectively. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $1.4 million as a result of the closure of tax statutes related to existing uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2013 through 2016 remain open for examination by the Internal Revenue Service and 2012 through 2016 remain open for examination by various state and foreign taxing authorities.

Deferred taxes have not been provided on approximately $131.1 million of undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s policy and intent to permanently reinvest such earnings. The Company has determined that it is not practicable to determine the unrecognized tax liability on such undistributed earnings.

NOTE 8 — Share-Based Compensation

A summary of Holdings' stock option activity as of December 31, 2016 and changes during the year then ended is presented below:

	2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In whole shares)			(In millions)
Outstanding — beginning of year	60,000	$19.41
Granted	—	—
Exercised	(22,000)	19.60
Canceled or expired	—	—
Outstanding — end of year	38,000	$19.30	1.1 years	$0.9
Options exercisable	38,000	$19.30	1.1 years	$0.9

Exercise prices for options outstanding as of December 31, 2016 range from $15.61 to $24.92.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $3.3 million and $0.1 million, respectively. Net cash proceeds from the exercise of stock options were $0.5 million, $1.2 million and $0, respectively.

There were no stock options awarded in 2016, 2015 or 2014.

A summary of Holdings' restricted share and performance share activity for the year ended December 31, 2016 is as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2016
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding — beginning of year	208,429	$36.61	120,000	$48.72
Granted(a)	58,570	30.72	165,000	34.78
Vested	(126,083)	41.00	(40,000)	48.72
Performance- to time-based(b)	80,000	48.72	(80,000)	48.72
Canceled or expired	(4,000)	36.34	—	—
Outstanding — end of year	216,916	$36.94	165,000	$34.78
(a) Included in the granted amount are 6,020 restricted share units
(b) During the second quarter of 2016, 40,000 of the performance-based restricted shares granted in 2015 fully vested based on achievement of the performance criteria. In accordance with the grant agreements, the remaining 80,000 shares became time-based, vesting over the remaining two years of the requisite service period.

During the first quarter of 2016, 1,500 shares were awarded, vested and expensed at the time of the award. The value of the award was immaterial.

The Company recognized compensation expense of $10.6 million, $7.3 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, relating to time-based shares and performance shares.

The total fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $9.0 million and $11.5 million, respectively.

As of December 31, 2016, the Company had unrecognized compensation expense of $7.5 million, before taxes, related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.4 years.

The number of shares available for future grants for all Holdings' plans at December 31, 2016 is 367,977.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

IPSCO Tubulars Inc. d/b/a TMK IPSCO sued Ajax Tocco Magnethermic Corporation (“ATM”), a subsidiary of Industries, in the United States District Court for the Eastern District of Arkansas claiming that equipment supplied by ATM for heat treating certain steel pipe at IPSCO's Blytheville, Arkansas facility did not perform as required by the contract. The complaint alleged causes of action for breach of contract, gross negligence and constructive fraud. IPSCO sought approximately $10 million in damages plus an unspecified amount of punitive damages. ATM denied the allegations. ATM subsequently obtained summary judgment on the constructive fraud claim, which was dismissed by the district court prior to trial. The remaining claims were the subject of a bench trial that occurred in May 2013. After IPSCO presented its case, the district court entered partial judgment in favor of ATM, dismissing the gross negligence claim, a portion of the breach of contract claim, and any claim for punitive damages. The trial proceeded with respect to the remainder of IPSCO's claim for breach of contract. In September 2013, the district court issued a judgment in favor of IPSCO in the amount of $5.2 million, which the Company recognized and accrued for at that time. IPSCO subsequently filed a motion seeking to recover $3.8 million in attorneys’ fees and costs.  The district court reserved ruling on that issue pending an appeal. In October 2013, ATM filed an appeal with the U.S. Court of Appeals for the Eighth Circuit seeking reversal of the judgment in favor of IPSCO. In November 2013, IPSCO filed a cross-appeal seeking reversal of the dismissal of its claim for gross negligence and punitive damages. The Eighth Circuit issued an opinion in March 2015 affirming in part, reversing in part, and remanding the case. It affirmed the district court's determination that ATM was liable for breach of contract. It also affirmed the district court's dismissal of IPSCO's claim for gross negligence and punitive damages. However, the Eighth Circuit reversed nearly all of the damages awarded by the district court and remanded for further findings on the issue of damages, including whether consequential damages are barred under the express language of the contract. Because IPSCO did not appeal the award of $5.2 million in its favor, those damages could be decreased, but could not be increased, on remand.   On remand, the district court entered an order once again awarding IPSCO $5.2 million. In December 2015, ATM filed a second appeal with the Eighth Circuit seeking reversal of the damages award. That appeal is pending. In March 2016, the district court issued an order granting, in part, IPSCO's motion for fees and costs and awarding $2.2 million to IPSCO, which the Company accrued for as of December 31, 2015. ATM filed a third appeal of that decision. As of December 31, 2016, the Company had $7.4 million accrued for this matter.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 10 - Lease Arrangements

Future minimum lease commitments during each of the five years following December 31, 2016 and thereafter are as follows:

	(In millions)
	Capital Leases	Operating leases
2017	$6.6	$15.8
2018	4.3	11.9
2019	4.3	8.0
2020	3.9	5.4
2021	0.7	3.8
Thereafter	—	17.6
Total minimum lease payments	19.8	$62.5
Amounts representing interest	(1.0)
Present value of minimum lease payments	18.8
Current maturities	(6.1)
Long-term capital lease obligation	$12.7

Rental expense for 2016, 2015 and 2014 was $18.5 million, $19.7 million and $18.6 million, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.4 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31, 2016	December 31, 2015
Machinery and equipment	$20.4	$16.2
Less accumulated depreciation	2.3	0.5
	$18.1	$15.7
Amortization of machinery and equipment under capital leases is included in depreciation expense. Capital lease obligations of $18.8 million were borrowed from the $50.0 million Lease Agreement to acquire machinery and equipment during 2016.

NOTE 11 — Pensions and Postretirement Benefits

The Company and its subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans, covering substantially all employees. In addition, the Company has an unfunded postretirement benefit plan. One of its defined benefit plans, covering most U.S. employees not covered by collective bargaining agreements, utilizes a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage of current eligible earnings and current interest credits. For the remaining defined benefit plans, benefits are based on the employee’s years of service. For the defined contribution plans, the costs charged to operations and the amount funded are based upon a percentage of the covered employees’ compensation.

The Company's objective for the pension plan is to monitor the funded ratio; create general investment goals in regards to acceptable risk and liquidity needs ensuring the long-term interests of participants and beneficiaries are considered and manage risk by minimizing the short-term and long-term risk of actual expenses and contribution requirements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Change in benefit obligation
Benefit obligation at beginning of year	$58.4	$61.1	$13.5	$17.0
Service cost	2.4	2.6	—	—
Interest cost	1.8	2.3	0.3	0.5
Actuarial losses (gains)	0.5	(3.0)	(2.6)	(2.7)
Benefits and expenses paid, net of contributions	(4.6)	(4.6)	(1.2)	(1.3)
Benefit obligation at end of year	$58.5	$58.4	$10.0	$13.5
Change in plan assets
Fair value of plan assets at beginning of year	$117.3	$125.7	$—	$—
Actual return on plan assets	8.3	(2.9)	—	—
Company contributions	—	—	1.2	1.3
Cash transfer to fund postretirement benefit payments	(0.8)	(0.9)	—	—
Benefits and expenses paid, net of contributions	(4.6)	(4.6)	(1.2)	(1.3)
Fair value of plan assets at end of year	$120.2	$117.3	$—	$—
Funded (underfunded) status of the plans	$61.7	$58.9	$(10.0)	$(13.5)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
	(In millions)
Pension assets	$61.7	$58.9	$—	$—
Other current liabilities	—	—	1.2	1.4
Other long-term liabilities	—	—	8.8	12.1
	$61.7	$58.9	$10.0	$13.5
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$25.8	$25.2	$1.7	$4.4
Net prior service cost (credit)	0.3	0.3	(0.2)	(0.3)
Accumulated other comprehensive loss	$26.1	$25.5	$1.5	$4.1

The pension plan weighted-average asset allocation at December 31, 2016 and 2015 and target allocation for 2017 are as follows:

		Plan Assets
	Target 2017	2016	2015
Asset Category
Equity securities	45-75%	61.9%	62.7%
Debt securities	20-40%	24.6%	25.4%
Other	0-20%	13.5%	11.9%
	100%	100%	100%

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2016		2015
	Level 1	Total (at Fair Value)	Level 1	Total (at Fair Value)
	(In millions)
Common stock	$40.0	$40.0	$38.3	$38.3
Equity Funds	29.0	29.0	29.1	29.1
Foreign Stock	5.4	5.4	5.7	5.7
U.S. Government obligations	8.1	8.1	7.4	7.4
Fixed income funds	14.1	14.1	14.6	14.6
Corporate Bonds	6.3	6.3	6.8	6.8
Cash and Cash Equivalents	3.3	3.3	1.2	1.2
Total	$106.2		$103.1
Investments measured at net asset value:
Common collective trust		1.1		1.5
Hedge funds		12.9		12.7
Total assets at fair value		$120.2		$117.3

The following tables summarize the assumptions used in the valuation of pension and postretirement benefit obligations at December 31, and the measurement of the net periodic benefit cost in the following year.

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	3.91%	4.13%	3.82%	3.63%	3.80%	3.60%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	6.75%	7.00%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	6.75%	7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2022	2022

In determining its expected return on plan assets assumption for the year ended December 31, 2016, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

Effective December 31, 2015, the Company adopted a change in the method used to estimate the service and interest cost components of net periodic benefit cost for its defined benefit pension plans. Historically, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. For 2016, the Company used a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement. These spot rates were determined as of the measurement date of December 31, 2015. This change does not affect the measurement of total benefit obligations. The change was accounted for as a change in estimate and, accordingly, was accounted for prospectively starting in 2016. The spot rates used to determine service and interest costs ranged from 3.29% to 4.19% for the U.S. pension plan. The reductions in service and interest costs for 2016 associated with this change were $0.1 million and $0.5 million, respectively.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Similar to the changes in the discount rate approach discussed for the pension plans above, effective December 31, 2015, we elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The spot rates used to determine service and interest costs ranged from 2.93% to 4.43% for the postretirement benefit plans. The reductions in service and interest costs in 2016 associated with this change were $0.0 million and $0.1 million, respectively.

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(In millions)
Components of net periodic benefit cost
Service costs	$2.4	$2.6	$2.2	$—	$—	$—
Interest costs	1.8	2.3	2.2	0.3	0.6	0.6
Expected return on plan assets	(9.4)	(10.2)	(10.1)	—	—	—
Amortization of prior service cost (credit)	—	—	0.1	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	1.1	0.3	—	0.1	0.5	0.5
Benefit (income) costs	$(4.1)	$(5.0)	$(5.6)	$0.3	$1.0	$1.0
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
AOCI at beginning of year	$25.5	$15.7	$2.2	$4.1	$7.2	$5.8
Net loss (gain) arising during the year	1.7	10.1	13.1	(2.6)	(2.7)	1.8
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	(1.1)	(0.3)	0.4	(0.1)	(0.5)	(0.5)
Total recognized in accumulated other comprehensive loss at end of year	$26.1	$25.5	$15.7	$1.5	$4.1	$7.2

The estimated net loss, prior service cost and net transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2017 is $1.1 million.

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2017 is less than $0.1 million.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
	(In millions)
2017	$4.7	$1.3	$0.2	$1.1
2018	4.4	1.2	0.2	1.0
2019	4.3	1.1	0.1	1.0
2020	4.5	1.0	0.1	0.9
2021	4.6	0.9	0.1	0.8
2022 to 2026	23.4	4.0	0.5	3.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company has a postretirement benefit plan. Under the plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In millions)
Effect on total of service and interest cost components in 2016	$—	$—
Effect on postretirement benefit obligation as of December 31, 2016	$0.7	$(0.6)

The Company expects to make no contributions to its defined benefit plans in 2017.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s Chairman and Chief Executive Officer (“CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the CEO’s termination of employment with the Company. The vested retirement benefit will be equal to a percentage of the SERP that is equal to the ratio of (1) his credited service with the Company prior to January 1, 2008 (up to a maximum of thirteen years), plus his credited service after January 1, 2008 (up to a maximum of seven years) to (2) twenty years of credited service. In the event of a change in control before the CEO’s termination of employment, he will receive 100% of the SERP. The Company recorded income of $0.2 million in 2016, and expense of $0.6 million in 2015 and $0.5 million in 2014 related to the SERP.

NOTE 12 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
Balance at January 1, 2014	$2.8	$0.6	$3.4
Foreign currency translation adjustments (a)	(7.9)	—	(7.9)
Pension and OPEB activity, net of tax adjustments(b)	—	(9.5)	(9.5)
Balance at December 31, 2014	(5.1)	(8.9)	(14.0)
Foreign currency translation adjustments (a)	(11.8)	—	(11.8)
Pension and OPEB activity, net of tax adjustments(b)	—	(4.2)	(4.2)
Balance at December 31, 2015	(16.9)	(13.1)	(30.0)
Foreign currency translation adjustments (a)	(13.9)	—	(13.9)
Pension and OPEB activity, net of tax adjustments(b)	—	1.2	1.2
Balance at December 31, 2016	$(30.8)	$(11.9)	$(42.7)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 13 — Subsequent Events

On January 31, 2017, the Holding's Board of Directors declared a quarterly dividend of $0.125 per common share. The dividend was paid on March 1, 2017, to shareholders of record as of the close of business on February 15, 2017 and resulted in a cash outlay of approximately $1.6 million.

NOTE 14 — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. Each of the Guarantor Subsidiaries is “100% owned,” as defined by Rule 3-10(h)(1) of Regulation S-X.

The guarantee of a Guarantor Subsidiary will automatically terminate, and the obligations of such Guarantor Subsidiary under its guarantee of Senior Notes will be released:

(a) in the event of any sale or other disposition of all or substantially all of the assets or all of the capital stock of any Subsidiary Guarantor, by way of merger, consolidation or otherwise;

(b) upon designation of any Subsidiary Guarantor as an “unrestricted subsidiary” (as defined in the indenture governing the Senior Notes (the “Indenture”));

(c) upon defeasance or satisfaction and discharge of the Indenture; and

(d) upon the release of such Subsidiary Guarantor's guarantees under all credit facilities of the Company (other than a release as a result of payment under or a discharge of such guarantee).

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of December 31, 2016 and December 31, 2015, condensed consolidating statements of income and other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015 and 2014, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc., who is also a guarantor.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$54.4	$—	$54.4
Accounts receivable, net	—	125.2	69.2	—	194.4
Inventories, net	—	172.9	67.7	—	240.6
Receivable from affiliates	—	—	12.8	—	12.8
Other current assets	0.7	28.3	24.3	—	53.3
Total current assets	0.7	326.4	228.4	—	555.5
Investment in subsidiaries	492.8	213.8	—	(706.6)	—
Intercompany advances	296.5	78.1	110.5	(485.1)	—
Property, plant and equipment, net	6.2	98.2	65.2	—	169.6
Goodwill	—	56.8	29.8	—	86.6
Intangible assets, net	—	64.8	31.8	—	96.6
Other long-term assets	62.8	4.5	4.0	—	71.3
Total assets	$859.0	$842.6	$469.7	$(1,191.7)	$979.6
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$100.3	$33.4	$—	$133.7
Payable to affiliates	—	—	7.0	—	7.0
Current portion of long-term and short-term debt	13.2	6.4	11.2	—	30.8
Accrued expenses and other	10.5	36.8	31.3	—	78.6
Total current liabilities	23.7	143.5	82.9	—	250.1
Long-term liabilities, less current portion:
Debt	389.2	12.2	37.6	—	439.0
Deferred tax liabilities	—	20.4	8.6	—	29.0
Other long-term liabilities	16.1	8.5	5.2	—	29.8
Total long-term liabilities	405.3	41.1	51.4	—	497.8
Intercompany advances	198.3	192.2	94.6	(485.1)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	221.7	465.8	230.8	(696.6)	221.7
Noncontrolling interest	10.0	—	10.0	(10.0)	10.0
Total shareholder's equity	231.7	465.8	240.8	(706.6)	231.7
Total liabilities and shareholder’s equity	$859.0	$842.6	$469.7	$(1,191.7)	$979.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.1	$48.3	$—	$48.4
Accounts receivable, net	—	139.7	59.6	—	199.3
Inventories, net	—	183.1	65.9	—	249.0
Receivable from affiliates	—	—	8.6	—	8.6
Other current assets	0.8	34.2	4.0	—	39.0
Total current assets	0.8	357.1	186.4	—	544.3
Investment in subsidiaries	495.4	173.5	—	(668.9)	—
Intercompany advances	249.2	65.4	151.6	(466.2)	—
Property, plant and equipment, net	6.7	112.2	35.2	—	154.1
Goodwill	—	56.5	25.5	—	82.0
Intangible assets, net	—	69.4	23.4	—	92.8
Other long-term assets	57.2	4.8	4.4	—	66.4
Total assets	$809.3	$838.9	$426.5	$(1,135.1)	$939.6
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$91.5	$38.2	$—	$129.7
Payable to affiliates	—	—	6.6	—	6.6
Current portion of long-term debt	11.7	4.7	1.4	—	17.8
Accrued expenses and other	3.5	53.9	20.1	—	77.5
Total current liabilities	15.2	150.1	66.3	—	231.6
Long-term liabilities, less current portion:
Debt	430.6	14.6	0.6	—	445.8
Deferred income taxes	—	17.1	4.3	—	21.4
Other long-term liabilities	16.4	13.0	9.1	—	38.5
Total long-term liabilities	447.0	44.7	14.0	—	505.7
Intercompany advances	144.8	172.9	148.5	(466.2)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	195.4	471.2	190.8	(662.0)	195.4
Noncontrolling interest	6.9	—	6.9	(6.9)	6.9
Total shareholder's equity	202.3	471.2	197.7	(668.9)	202.3
Total liabilities and shareholder’s equity	$809.3	$838.9	$426.5	$(1,135.1)	$939.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Other Comprehensive Income (Loss)

	Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$985.6	$291.3	$—	$1,276.9
Cost of sales	—	848.6	225.3	—	1,073.9
Gross profit	—	137.0	66.0	—	203.0
Selling, general and administrative expenses	24.2	69.3	35.4	—	128.9
Asset impairment charges	—	4.0	—	—	4.0
Income (loss) from subsidiaries	84.0	19.2	—	(103.2)	—
Operating income (loss)	59.8	82.9	30.6	(103.2)	70.1
Interest expense	27.1	—	1.1	—	28.2
Income (loss) before income taxes	32.7	82.9	29.5	(103.2)	41.9
Income tax expense	—	1.1	8.1	—	9.2
Net income (loss)	32.7	81.8	21.4	(103.2)	32.7
Net (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$32.2	$81.8	$20.9	$(102.7)	$32.2

Other comprehensive income (loss) (see note 12):
Foreign currency translation adjustments	$(13.9)	$—	$(13.9)	$13.9	$(13.9)
Recognition of actuarial loss (gain), net of tax	1.2	1.2	—	(1.2)	1.2
Comprehensive income (loss), net of tax	20.0	83.0	7.5	(90.5)	20.0
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$19.5	$83.0	$7.0	$(90.0)	$19.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Other Comprehensive Income (Loss)

	Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,135.5	$328.3	$—	$1,463.8
Cost of sales	—	967.6	261.0	—	1,228.6
Gross profit	—	167.9	67.3	—	235.2
Selling, general and administrative expenses	28.6	70.6	35.2	—	134.4
Litigation judgment costs	2.2	—	—	—	2.2
Income (loss) from subsidiaries	106.6	20.6	—	(127.2)	—
Operating income (loss)	75.8	117.9	32.1	(127.2)	98.6
Interest expense	26.6	—	1.3	—	27.9
Income (loss) before income taxes	49.2	117.9	30.8	(127.2)	70.7
Income tax expense	—	14.7	6.8	—	21.5
Net income (loss)	49.2	103.2	24.0	(127.2)	49.2
Net (income) loss attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Net income (loss) attributable to ParkOhio common shareholder	$48.6	$103.2	$23.4	$(126.6)	$48.6

Other comprehensive income (loss) (see note 12):
Foreign currency translation adjustments	$(11.8)	$—	$(11.8)	$11.8	$(11.8)
Recognition of actuarial loss (gain), net of tax	(4.2)	(4.2)	—	4.2	(4.2)
Comprehensive income (loss), net of tax	33.2	99.0	12.2	(111.2)	33.2
Comprehensive (income) loss attributable to noncontrolling interest	(0.6)	—	(0.6)	0.6	(0.6)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$32.6	$99.0	$11.6	$(110.6)	$32.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Other Comprehensive Income (Loss)

	Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$1,103.0	$275.7	$—	$1,378.7
Cost of sales	—	928.7	215.5	—	1,144.2
Gross profit	—	174.3	60.2	—	234.5
Selling, general and administrative expenses	26.2	74.7	34.7	—	135.6
Income (loss) from subsidiaries	99.5	15.5	—	(115.0)	—
Operating income (loss)	73.3	115.1	25.5	(115.0)	98.9
Interest expense	25.7	—	0.4	—	26.1
Income (loss) before income taxes	47.6	115.1	25.1	(115.0)	72.8
Income tax expense (benefit)	—	17.4	7.8	—	25.2
Net income (loss)	47.6	97.7	17.3	(115.0)	47.6
Net income attributable to noncontrolling interest	(1.3)	—	(1.3)	1.3	(1.3)
Net income (loss) attributable to ParkOhio common shareholder	$46.3	$97.7	$16.0	$(113.7)	$46.3

Other comprehensive income (loss) (see note 12):
Foreign currency translation adjustments	$(7.9)	$—	$(7.9)	$7.9	$(7.9)
Recognition of actuarial (loss) gain, net of tax	(9.5)	(9.5)	—	9.5	(9.5)
Comprehensive income (loss), net of tax	30.2	88.2	9.4	(97.6)	30.2
Comprehensive income attributable to noncontrolling interest	(1.3)	—	(1.3)	1.3	(1.3)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$28.9	$88.2	$8.1	$(96.3)	$28.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(31.5)	$119.2	$14.2	$(30.4)	$71.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(20.4)	(8.1)	—	(28.5)
Business acquisition, net of cash acquired	—	—	(23.4)	—	(23.4)
Net cash used by investing activities	—	(20.4)	(31.5)	—	(51.9)
FINANCING ACTIVITIES
Intercompany account change	73.9	(98.2)	(6.1)	30.4	—
Proceeds from other long-term debt	1.4	0.1	33.4	—	34.9
Payments on term loans and other debt	(4.5)	—	—	—	(4.5)
Payments on revolving credit facility, net	(36.2)	—	—	—	(36.2)
Payments on capital lease facilities, net	—	(0.8)	(0.4)	—	(1.2)
Payment of acquisition earn-out	—	—	(2.0)	—	(2.0)
Dividend paid to parent	(2.5)	—	—	—	(2.5)
Income tax effect of share-based compensation exercises and vesting	(0.6)	—	—	—	(0.6)
Net cash provided (used) by financing activities	31.5	(98.9)	24.9	30.4	(12.1)
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
(Decrease) increase in cash and cash equivalents	—	(0.1)	6.1	—	6.0
Cash and cash equivalents at beginning of year	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of year	$—	$—	$54.4	$—	$54.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(36.4)	$82.0	$33.2	$(41.6)	$37.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(29.6)	(6.9)	—	(36.5)
Net cash (used) provided by investing activities	—	(29.6)	(6.9)	—	(36.5)
FINANCING ACTIVITIES
Intercompany account change	45.6	(69.0)	(18.2)	41.6	—
Proceeds from other long-term debt	2.3	—	—	—	2.3
(Payments) proceeds on term loans and other debt	(3.3)	1.1	(1.4)	—	(3.6)
Proceeds from revolving credit facility, net	7.9	—	—	—	7.9
Proceeds from capital lease facilities	—	11.8	2.0	—	13.8
Dividend paid to parent	(17.0)	—	—	—	(17.0)
Income tax effect of share-based compensation exercises and vesting	0.9	—	—	—	0.9
Net cash provided (used) by financing activities	36.4	(56.1)	(17.6)	41.6	4.3
Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)
(Decrease) increase in cash and cash equivalents	—	(3.7)	3.8	—	0.1
Cash and cash equivalents at beginning of year	—	3.8	44.5	—	48.3
Cash and cash equivalents at end of year	$—	$0.1	$48.3	$—	$48.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(21.2)	$89.8	$14.4	$(27.1)	$55.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(8.3)	(17.3)	—	(25.8)
Proceeds from sale of assets	—	2.1	—	—	2.1
Business acquisitions, net of cash acquired	—	(47.5)	(25.2)	—	(72.7)
Net cash (used) by investing activities	(0.2)	(53.7)	(42.5)	—	(96.4)
FINANCING ACTIVITIES
Intercompany account change	(30.7)	(32.4)	36.0	27.1	—
Proceeds from other long-term debt	14.1	—	0.1	—	14.2
Payments on term loans and other debt	(3.6)	(0.6)	(2.4)	—	(6.6)
Proceeds from revolving credit facility, net	50.3	—	—	—	50.3
Dividend paid to parent	(10.0)	—	—	—	(10.0)
Income tax effect of share-based compensation exercises and vesting	1.3	—	—	—	1.3
Other	—	—	(1.3)	—	(1.3)
Net cash provided (used) by financing activities	21.4	(33.0)	32.4	27.1	47.9
Effect of exchange rate changes on cash	—	—	(2.8)	—	(2.8)
Increase in cash and cash equivalents	—	3.1	1.5	—	4.6
Cash and cash equivalents at beginning of year	—	0.7	43.0	—	43.7
Cash and cash equivalents at end of year	$—	$3.8	$44.5	$—	$48.3

Supplementary Financial Data

Schedule II

Park-Ohio Industries, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
	(In millions)
Year Ended December 31, 2016:
Allowances deducted from assets:
Trade receivable allowances	$3.3	$1.5	$(0.8)	(A)	$4.0
Inventory obsolescence reserve	29.0	6.0	(4.8)	(B)	30.2
Tax valuation allowances	4.8	0.5	—	(C)	5.3
Year Ended December 31, 2015:
Allowances deducted from assets:
Trade receivable allowances	$4.1	$0.4	$(1.2)	(A)	$3.3
Inventory obsolescence reserve	29.9	4.2	(5.1)	(B)	29.0
Tax valuation allowances	7.1	(0.7)	(1.6)	(C)	4.8
Year Ended December 31, 2014:
Allowances deducted from assets:
Trade receivable allowances	$3.7	$0.3	$0.1	(A)	$4.1
Inventory obsolescence reserve	28.4	8.4	(6.9)	(B)	29.9
Tax valuation allowances	2.6	(1.1)	5.6	(C)	7.1
Note (A)- Uncollectable accounts written off, net of recoveries.
Note (B)- Amounts written off, net of acquired reserves.
Note (C)- Amounts accounted for under the acquisition method of accounting.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management has excluded GH from its assessment of the effectiveness of the Company's disclosure controls because GH was acquired in December 2016. As of December 31, 2016, GH constituted approximately seven percent of the Company's total assets. Based upon this evaluation, our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2016. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of GH, which constituted approximately seven percent of the Company's total assets as of December 31, 2016. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$1,462,000	$1,210,000
Audit-related fees	—	68,200
Tax fees	210,700	299,600

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

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Edward F. Crawford	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Matthew V. Crawford	President, Chief Operating Officer and Director
* Patrick V. Auletta	Director
* John D. Grampa	Director
* A. Malachi Mixon, III	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 16, 2017	By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Attorney-in-Fact

EXHIBIT INDEX
ANNUAL REPORT ON FORM 10-K
PARK-OHIO INDUSTRIES, INC.

For the Year Ended December 31, 2016

Exhibit
3.1
Amended and Restated Articles of Incorporation of Park-Ohio Industries, Inc. (filed as Exhibit 3.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

3.2
Code of Regulations of Park-Ohio Industries, Inc. (filed as Exhibit 3.2 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

4.1
Sixth Amended and Restated Credit Agreement, dated July 31, 2014, among Industries, the other Loan Parties (as defined therein), the Lenders (as defined therein), JP Morgan Chase Bank, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, JP Morgan Europe Limited, as European agent, RBS Business Capital, as Syndication Agent, KeyBank National Association and First National Bank of Pennsylvania, as Co-Documentation Agents, U.S. Bank National Association, as Co-Documentation Agent and Joint Bookrunner, PNC Bank, National Association , as Joint Bookrunner, and J.P. Morgan Securities, Inc. as Sole Lead Arranger and Bookrunning Manager (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 10, 2014, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.2
Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated October 24, 2014, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 4.2 to the Form 10-K of Park-Ohio Holdings Corp., filed on March 16, 2015 SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.3
Amendment No. 2 to Sixth Amended and Restated Credit Agreement, dated January11, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 11, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.4
Amendment No. 3 to Sixth Amended and Restated Credit Agreement, dated March 12, 2015, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent (filed as Exhibit 10.2 to the Form 10-Q of Park-Ohio Holdings Corp., filed on May 11, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

4.5
Amendment No. 4 to the Sixth Amended and Restated Credit Agreement, dated April 22, 2016, among Park-Ohio Industries, Inc. and RB&W Corporation of Canada, as borrowers, the Ex-Im Borrowers party to the Credit Agreement (as defined therein) the other Loan Parties party to the Credit Agreement, the lenders party to the Credit Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and JPMorgan Europe Limited, as European Agent. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp. filed on August 9, 2016, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

4.6
Indenture, dated as of April 7, 2011, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, NA, as trustee (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 13, 2011, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

Exhibit
10.1
Form of Indemnification Agreement entered into between Park-Ohio Industries, Inc. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

10.2*
Amended and Restated 1998 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on May 30, 2012, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*
2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 4, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.4*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.5*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.6*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.7*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.8*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 10-Q for Park-Ohio Holdings Corp, filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.12*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13
Confidential Separation Agreement and General Release between Park-Ohio Industries, Inc. and Park-Ohio Holdings Corp. and W. Scott Emerick (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp., filed on November 9, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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