Form 10-Q
period 2017-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2017-08-10
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2017, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

The Exhibit Index is located on page 37.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2017	December 31, 2016
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$63.6	$54.4
Accounts receivable, net	223.8	194.4
Inventories, net	256.5	240.6
Receivable from affiliates	16.1	12.8
Other current assets	63.1	53.3
Total current assets	623.1	555.5
Property, plant and equipment, net	174.3	169.6
Goodwill	90.8	86.6
Intangible assets, net	95.4	96.6
Other long-term assets	77.5	71.3
Total assets	$1,061.1	$979.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$155.2	$133.7
Payable to affiliates	7.1	7.0
Current portion of long-term debt and short-term debt	16.6	30.8
Accrued expenses and other	79.3	78.6
Total current liabilities	258.2	250.1
Long-term liabilities, less current portion:
Debt	496.1	439.0
Deferred income taxes	28.5	29.0
Other long-term liabilities	22.3	29.8
Total long-term liabilities	546.9	497.8
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	245.5	221.7
Noncontrolling interests	10.5	10.0
Total equity	256.0	231.7
Total liabilities and shareholder's equity	$1,061.1	$979.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net sales	$350.9	$329.4	$694.7	$657.4
Cost of sales	290.6	275.1	578.9	555.3
Gross profit	60.3	54.3	115.8	102.1
Selling, general and administrative expenses	36.0	33.4	72.6	65.8
Litigation settlement gain	—	—	(3.3)	—
Asset impairment charge	—	—	—	4.0
Operating income	24.3	20.9	46.5	32.3
Interest expense	7.9	7.0	15.3	14.1
Loss on extinguishment of debt	11.0	—	11.0	—
Income before income taxes	5.4	13.9	20.2	18.2
Income tax expense	2.1	4.5	6.8	6.1
Net income	3.3	9.4	13.4	12.1
Net income attributable to noncontrolling interests	(0.2)	—	(0.5)	—
Net income attributable to Park-Ohio Industries Inc. common shareholder	$3.1	$9.4	$12.9	$12.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net income	$3.3	$9.4	$13.4	$12.1
Other comprehensive income (loss):
Foreign currency translation adjustment	7.5	(6.5)	11.5	(3.9)
Pension and other postretirement benefit adjustments, net of tax	0.2	0.2	0.4	0.4
Total other comprehensive income (loss)	7.7	(6.3)	11.9	(3.5)
Total comprehensive income, net of tax	11.0	3.1	25.3	8.6
Comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.5)	—
Comprehensive income attributable to Park-Ohio Industries Inc. common shareholder	$10.8	$3.1	$24.8	$8.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
OPERATING ACTIVITIES
Net income	$13.4	$12.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15.8	15.1
Loss on extinguishment of debt	11.0	—
Litigation settlement gain	(3.3)	—
Asset impairment charge	—	4.0
Share-based compensation expense	4.1	5.5
Changes in operating assets and liabilities:
Accounts receivable	(24.0)	(1.0)
Inventories	(5.4)	(0.4)
Other current assets	(7.9)	(6.3)
Accounts payable and accrued expenses	14.4	5.7
Litigation settlement payment	(4.0)	—
Other	(8.3)	(7.9)
Net cash provided by operating activities	5.8	26.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.4)	(14.0)
Business acquisition	(10.5)	—
Net cash used by investing activities	(22.9)	(14.0)
FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28.8)	(13.5)
Payments on term loans and other debt	(28.9)	(2.2)
Proceeds from term loans and other debt	—	6.1
Proceeds from (payments on) capital lease facilities, net	1.2	(1.6)
Issuance of 6.625% Senior Notes due 2027	350.0	—
Debt financing costs	(7.2)	—
Repurchase of 8.125% Senior Notes due 2021	(250.0)	—
Premium on early extinguishment of debt	(8.0)	—
Payment of acquisition earn-out	—	(2.0)
Dividend paid to Parent	(5.0)	—
Net cash provided (used) by financing activities	23.3	(13.2)
Effect of exchange rate changes on cash	3.0	0.3
Increase (decrease) in cash and cash equivalents	9.2	(0.1)
Cash and cash equivalents at beginning of period	54.4	48.4
Cash and cash equivalents at end of period	$63.6	$48.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we”, “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. In the six months ended June 30, 2017, the Company recognized income tax expense of $0.3 million for excess tax deficiencies upon vesting of awards. In addition, ASU 2016-09 requires excess tax benefits and shortfalls to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the six months ended June 30, 2017 and an immaterial impact on earnings per share. ASU 2016-09 also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Condensed Consolidated Statements of Cash Flows. The Company has elected to apply this change on a prospective basis. This change has an immaterial impact on our Condensed Consolidated Statements of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment." The amendments in the ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this guidance for any impairment test performed after January 1, 2017.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU will require either retrospective application to each prior reporting period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The Company is in the process of analyzing the impact of ASU 2014-09, and the related ASUs, across all its businesses. This includes performing contract reviews and reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings upon adoption effective January 1, 2018. We are still evaluating the impact and an estimation of the impact cannot be made at this time. In addition, the standard requires new substantial disclosures and we continue to evaluate these requirements.

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
June 30, 2017

compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash items and interest expense.

Results by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net sales:
Supply Technologies	$142.4	$132.9	$275.6	$262.8
Assembly Components	126.0	134.3	265.3	266.0
Engineered Products	82.5	62.2	153.8	128.6
	$350.9	$329.4	$694.7	$657.4
Segment operating income:
Supply Technologies	$12.4	$10.9	$23.7	$21.1
Assembly Components	13.1	14.2	25.6	24.4
Engineered Products	5.8	3.2	7.5	4.6
Total segment operating income	31.3	28.3	56.8	50.1

Corporate costs	(7.0)	(7.4)	(13.6)	(13.8)
Litigation settlement gain	—	—	3.3	—
Asset impairment charge	—	—	—	(4.0)
Operating income	24.3	20.9	46.5	32.3
Interest expense	(7.9)	(7.0)	(15.3)	(14.1)
Loss on extinguishment of debt	(11.0)	—	(11.0)	—
Income before income taxes	$5.4	$13.9	$20.2	$18.2

NOTE 4 — Acquisitions

In April 2017, the Company, through its wholly-owned subsidiary Apollo Aerospace Components, completed the acquisition of Aero-Missile Components Inc. (“AMC”) for $10.5 million in cash. AMC is a supply chain management business providing high-quality specialty fasteners and other components to the defense and aerospace markets. The results of AMC are included in the Supply Technologies segment from the date of acquisition. The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company has not yet finalized its analysis of the fair value of inventory and certain other assets and liabilities. The final allocation is expected to be completed as soon as practicable but no later than twelve months after the acquisition date. As of June 30, 2017, the Company recorded goodwill of $2.2 million related to this transaction.

In December 2016, the Company acquired all the outstanding capital stock of GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt.  The allocation of the purchase price at June 30, 2017, which is materially unchanged from December 31, 2016, is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The Company has not yet finalized its analysis of the fair value of property, plant and equipment; intangible assets; noncontrolling interests; deferred taxes and certain other assets and liabilities. The final allocation is expected to be completed as soon as practicable but no later than twelve months after the acquisition date. In addition, the purchase agreement stipulates potential contingent consideration of up to $2.1 million based on achievement of certain EBITDA targets for 2016

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

and 2017. The EBITDA target for 2016 was not achieved. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.1 million as of June 30, 2017 and December 31, 2016.

NOTE 5 — Inventories

The components of inventory consist of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Finished goods	$143.5	$131.4
Work in process	44.3	43.4
Raw materials and supplies	68.7	65.8
Inventories, net	$256.5	$240.6

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the six months ended June 30, 2017 and 2016:

	2017	2016
	(In millions)
January 1	$7.1	$6.1
Claims paid	(1.6)	(1.0)
Warranty expense, net	2.1	0.8
June 30	$7.6	$5.9

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, in each period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. The effective income tax rates for the first six months of 2017 and 2016 were 33.7% and 33.5%, respectively.

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

NOTE 8 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

Long-term debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30 2017	June 30, 2017	December 31, 2016
			(In millions)
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$—
Senior Notes due 2021	April 1, 2021	8.125%	—	250.0
Revolving credit facility	April 17, 2022	3.11%	104.0	132.8
Term Loan			—	23.4
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	27.1	26.4
Capital Leases	Various	Various	20.0	18.8
Other	Various	Various	20.4	23.6
Gross debt			521.5	475.0
Less current portion of long-term debt			(13.1)	(25.8)
Less short-term debt			(3.5)	(5.0)
Less unamortized debt issuance costs			(8.8)	(5.2)
Total long-term debt, net			$496.1	$439.0

On April 17, 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2017, and the Notes mature on April 15, 2027. The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the material domestic subsidiaries of the Company. Proceeds from the Notes issuance were used to repay in full the previously-outstanding 8.125% Senior Notes due 2021 in the aggregate principal amount of $250.0 million, the term loan and a portion of the borrowings outstanding under the revolving credit facility.

On April 17, 2017, the Company also entered into a seventh amended and restated credit agreement (the “Amended Credit
Agreement”) with a group of banks to increase the revolving credit facility to $350.0 million and extend the maturity date of borrowings under the facility to April 17, 2022. Furthermore, the Company has the option, pursuant to the Amended Credit
Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

In connection with the April 2017 repurchase of Senior Notes due 2021 and amendment of our credit agreement, we recorded an $11.0 million loss on extinguishment of debt, representing premiums paid on early extinguishment of $8.0 million, the write-off of unamortized prior debt issuance costs of $2.5 million, and related fees and expenses of $0.5 million.

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company the ability to borrow up to $38.6 million, including a loan for $27.1 million for the acquisition of GH as well as a revolving credit facility for up to $11.5 million to fund working capital and general corporate needs. The full amount of the loan is outstanding as of June 30, 2017; no amounts have been drawn on the revolving credit facility as of June 30, 2017.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $20.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2017.

On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $5.8 million of borrowings outstanding under this agreement as of June 30, 2017, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

June 30, 2017
(In millions)
Carrying amount	$350.0
Fair value	$367.5

NOTE 9 — Stock-Based Compensation

There was no stock option activity for the six months ended June 30, 2017.

A summary of Holdings' restricted share activity for the six months ended June 30, 2017 is as follows:

	2017
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	216,916	$36.94	165,000	$34.78
Granted	101,670	38.42	165,000	38.10
Vested	(82,571)	44.76	(55,000)	34.78
Performance-based to time-based(a)	110,000	34.78	(110,000)	34.78
Canceled or expired	(2,000)	37.97	—	—
Outstanding - end of period	344,015	$34.80	165,000	$38.10
(a) During the first quarter of 2017, 55,000 of the performance-based restricted shares granted in 2016 fully vested based on the achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares became time-based, vesting over the remaining two years of the requisite service period.

Total stock-based compensation expense included in selling, general and administrative expenses during the first six months of 2017 and 2016 was $4.1 million and $5.5 million, respectively. As of June 30, 2017, there was $13.5 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 10 — Commitments, Contingencies and Litigation Settlement

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

NOTE 11 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In millions)
Service costs	$0.7	$0.6	$1.3	$1.2	$—	$—	$—	$—
Interest costs	0.4	0.4	0.9	0.9	—	0.1	0.1	0.2
Expected return on plan assets	(2.4)	(2.4)	(4.8)	(4.8)	—	—	—	—
Recognized net actuarial loss	0.3	0.3	0.6	0.6	0.1	0.1	0.1	0.2
Net periodic benefit (income) costs	$(1.0)	$(1.1)	$(2.0)	$(2.1)	$0.1	$0.2	$0.2	$0.4
Weighted average:
Discount rate			3.91%	4.13%			3.63%	3.80%
Expected return on plan assets			8.25%	8.25%

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Foreign currency translation adjustments (a)	11.5	—	11.5
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
June 30, 2017	$(19.3)	$(11.5)	$(30.8)

January 1, 2016	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	(3.9)	—	(3.9)
Pension and OPEB activity, net of tax adjustments (b)	—	0.4	0.4
June 30, 2016	$(20.8)	$(12.7)	$(33.5)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

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
June 30, 2017

analysis, the Company recorded an asset impairment charge of $4.0 million.

NOTE 14 — Supplemental Guarantor Information

Each of the material domestic direct and indirect wholly-owned subsidiaries of the Company (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company's Notes. Each of the Guarantor Subsidiaries is “100% owned,” as defined by Rule 3-10(h)(1) of Regulation S-X.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, condensed consolidating statements of income and other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc., who is also a guarantor.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Condensed Consolidating Balance Sheets
	June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$63.6	$—	$63.6
Accounts receivable, net	—	146.6	77.2	—	223.8
Inventories, net	—	183.0	73.5	—	256.5
Receivable from affiliates	—	—	16.1	—	16.1
Other current assets	0.8	33.1	29.2	—	63.1
Total current assets	0.8	362.7	259.6	—	623.1
Investments in subsidiaries	529.3	236.9	—	(766.2)	—
Intercompany advances	300.3	79.7	111.1	(491.1)	—
Property, plant and equipment, net	6.0	100.4	67.9	—	174.3
Goodwill	—	58.9	31.9	—	90.8
Intangible assets, net	—	62.4	33.0	—	95.4
Other long-term assets	65.5	4.4	7.6	—	77.5
Total assets	$901.9	$905.4	$511.1	$(1,257.3)	$1,061.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$112.9	$42.3	$—	$155.2
Payable to affiliates	—	—	7.1	—	7.1
Current portion of long-term and short-term debt	1.2	5.4	10.0	—	16.6
Accrued expenses and other	5.2	35.5	38.6	—	79.3
Total current liabilities	6.4	153.8	98.0	—	258.2
Long-term liabilities, less current portion:
Debt	446.5	11.1	38.5	—	496.1
Deferred income taxes	—	19.2	9.3	—	28.5
Other long-term liabilities	15.5	1.1	5.7	—	22.3
Total long-term liabilities	462.0	31.4	53.5	—	546.9
Intercompany advances	177.5	219.0	94.6	(491.1)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	245.5	501.2	254.5	(755.7)	245.5
Noncontrolling interests	10.5	—	10.5	(10.5)	10.5
Total equity	256.0	501.2	265.0	(766.2)	256.0
Total liabilities and equity	$901.9	$905.4	$511.1	$(1,257.3)	$1,061.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$516.2	$178.5	$—	$694.7
Cost of sales	—	439.5	139.4	—	578.9
Gross profit	—	76.7	39.1	—	115.8
Selling, general and administrative expenses	12.5	37.3	22.8	—	72.6
Litigation settlement gain	—	(3.3)	—	—	(3.3)
Income (loss) from subsidiaries	50.8	9.3	—	(60.1)	—
Operating income (loss)	38.3	52.0	16.3	(60.1)	46.5
Interest expense	13.9	—	1.4	—	15.3
Loss on debt extinguishment	11.0	—	—	—	11.0
Income (loss) before income taxes	13.4	52.0	14.9	(60.1)	20.2
Income tax expense	—	2.1	4.7	—	6.8
Net income (loss)	13.4	49.9	10.2	(60.1)	13.4
Net (income) loss attributable to noncontrolling interests	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$12.9	$49.9	$9.7	$(59.6)	$12.9

Other comprehensive income (loss) (see note 12):
Net income (loss)	$13.4	$49.9	$10.2	$(60.1)	$13.4
Foreign currency translation adjustment	11.5	—	11.5	(11.5)	11.5
Pension and OPEB activity, net of tax adjustments	0.4	0.4	—	(0.4)	0.4
Comprehensive income (loss), net of tax	25.3	50.3	21.7	(72.0)	25.3
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$24.8	$50.3	$21.2	$(71.5)	$24.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$509.6	$147.8	$—	$657.4
Cost of sales	—	440.5	114.8	—	555.3
Gross profit	—	69.1	33.0	—	102.1
Selling, general and administrative expenses	10.3	36.5	19.0	—	65.8
Asset impairment	—	4.0	—	—	4.0
Income (loss) from subsidiaries	35.8	8.1	—	(43.9)	—
Operating income (loss)	25.5	36.7	14.0	(43.9)	32.3
Interest expense	13.4	—	0.7	—	14.1
Income (loss) before income taxes	12.1	36.7	13.3	(43.9)	18.2
Income tax expense	—	1.7	4.4	—	6.1
Net income (loss)	12.1	35.0	8.9	(43.9)	12.1
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$12.1	$35.0	$8.9	$(43.9)	$12.1

Other comprehensive income (loss) (see note 12):
Net income (loss)	$12.1	$35.0	$8.9	$(43.9)	$12.1
Foreign currency translation adjustment	(3.9)	—	(3.9)	3.9	(3.9)
Pension and OPEB activity, net of tax adjustments	0.4	0.4	—	(0.4)	0.4
Comprehensive income (loss), net of tax	8.6	35.4	5.0	(40.4)	8.6
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$8.6	$35.4	$5.0	$(40.4)	$8.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256.9	$94.0	$—	$350.9
Cost of sales	—	216.7	73.9	—	290.6
Gross profit	—	40.2	20.1	—	60.3
Selling, general and administrative expenses	6.2	18.3	11.5	—	36.0
Income (loss) from subsidiaries	27.6	4.9	—	(32.5)	—
Operating income (loss)	21.4	26.8	8.6	(32.5)	24.3
Interest expense	7.1	—	0.8	—	7.9
Loss on extinguishment of debt	11.0	—	—	—	11.0
Income (loss) before income taxes	3.3	26.8	7.8	(32.5)	5.4
Income tax expense	—	(0.4)	2.5	—	2.1
Net income (loss)	3.3	27.2	5.3	(32.5)	3.3
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income(loss) attributable to Park-Ohio Industries Inc. common shareholder	$3.1	$27.2	$5.1	$(32.3)	$3.1

Other comprehensive income (loss) (see note 12):
Net income (loss)	$3.3	$27.2	$5.3	$(32.5)	$3.3
Foreign currency translation adjustment	7.5	—	7.5	(7.5)	7.5
Pension and OPEB activity, net of tax adjustments	0.2	0.2	—	(0.2)	0.2
Comprehensive income (loss), net of tax	11.0	27.4	12.8	(40.2)	11.0
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$10.8	$27.4	$12.6	$(40.0)	$10.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$258.6	$70.8	$—	$329.4
Cost of sales	—	220.2	54.9	—	275.1
Gross profit	—	38.4	15.9	—	54.3
Selling, general and administrative expenses	6.2	18.0	9.2	—	33.4
Income (loss) from subsidiaries	22.2	3.7	—	(25.9)	—
Operating income (loss)	16.0	24.1	6.7	(25.9)	20.9
Interest expense	6.6	—	0.4	—	7.0
Income (loss) before income taxes	9.4	24.1	6.3	(25.9)	13.9
Income tax expense	—	2.6	1.9	—	4.5
Net income (loss)	$9.4	$21.5	$4.4	$(25.9)	$9.4
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Park-Ohio Industries Inc. common shareholder	$9.4	$21.5	$4.4	$(25.9)	$9.4

Other comprehensive income (loss) (see note 12):
Net income (loss)	$9.4	$21.5	$4.4	$(25.9)	$9.4
Foreign currency translation adjustment	(6.5)	—	(6.5)	6.5	(6.5)
Pension and OPEB activity, net of tax adjustments	0.2	0.3	—	(0.3)	0.2
Comprehensive income (loss), net of tax	3.1	21.8	(2.1)	(19.7)	3.1
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$3.1	$21.8	$(2.1)	$(19.7)	$3.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(28.2)	$24.1	$15.2	$(5.3)	$5.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(9.5)	(2.9)	—	(12.4)
Business acquisition	—	(10.5)	—	—	(10.5)
Net cash used in investing activities	—	(20.0)	(2.9)	—	(22.9)
FINANCING ACTIVITIES
Intercompany account change	(0.6)	(2.1)	(2.6)	5.3	—
Payments on revolving credit facility, net	(28.8)	—	—	—	(28.8)
Payments on term loans and other debt	(22.2)	(2.0)	(4.7)	—	(28.9)
Proceeds from capital lease facilities, net	—	—	1.2	—	1.2
Issuance of 6.625% Senior Notes due 2027	350.0	—	—	—	350.0
Debt financing costs	(7.2)	—	—	—	(7.2)
Redemption of 8.125% Senior Notes due 2021	(250.0)	—	—	—	(250.0)
Premium on early extinguishment of debt	(8.0)	—	—	—	(8.0)
Dividend paid to Parent	(5.0)	—	—	—	(5.0)
Net cash provided (used) by financing activities	28.2	(4.1)	(6.1)	5.3	23.3
Effect of exchange rate changes on cash	—	—	3.0	—	3.0
Increase in cash and cash equivalents	—	—	9.2	—	9.2
Cash and cash equivalents at beginning of period	—	—	54.4	—	54.4
Cash and cash equivalents at end of period	$—	$—	$63.6	$—	$63.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(24.4)	$59.8	$5.9	$(14.5)	$26.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(3.2)	(10.7)	—	(14.0)
Net cash used in investing activities	(0.1)	(3.2)	(10.7)	—	(14.0)
FINANCING ACTIVITIES
Intercompany account change	40.2	(56.3)	1.6	14.5	—
Payments on revolving credit facility, net	(13.5)	—	—	—	(13.5)
Payments on term loans and other debt	(2.2)	—	—	—	(2.2)
Proceeds from term loans and other debt	—	1.0	5.1	—	6.1
Payments on capital leases, net	—	(1.4)	(0.2)	—	(1.6)
Payment of acquisition earn-out	—	—	(2.0)	—	(2.0)
Net cash provided (used) by financing activities	24.5	(56.7)	4.5	14.5	(13.2)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Increase in cash and cash equivalents	—	(0.1)	—	—	(0.1)
Cash and cash equivalents at beginning of period	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of period	$—	$—	$48.3	$—	$48.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in millions)
Net sales	$350.9	$329.4	$21.5	6.5%
Cost of sales	290.6	275.1	15.5	5.6%
Gross profit	60.3	54.3	6.0	11.0%
Gross margin	17.2%	16.5%
SG&A expenses	36.0	33.4	2.6	7.8%
SG&A as a percentage of net sales	10.3%	10.1%
Operating income	24.3	20.9	3.4	16.3%
Interest expense	7.9	7.0	0.9	12.9%
Loss on extinguishment of debt	11.0	—	11.0	*
Income before income taxes	5.4	13.9	(8.5)	(61.2)%
Income tax expense	2.1	4.5	(2.4)	(53.3)%
Net income	3.3	9.4	(6.1)	(64.9)%
Net income attributable to noncontrolling interest	(0.2)	—	(0.2)	*
Net income attributable to Park-Ohio Industries Inc. common shareholder	$3.1	$9.4	$(6.3)	(67.0)%
*Calculation not meaningful

Net Sales

Net sales increased 6.5%, to $350.9 million in the second quarter of 2017, compared to $329.4 million in the same period in 2016, due primarily to higher end market demand for our products in our Supply Technologies and Engineered Products segments, and sales from GH Electrotermia S.A. (“GH”), which was acquired in December 2016. In our Assembly Components segment, higher sales from our filler pipe and fuel rail product lines were more than offset by lower sales volumes in our aluminum business, which was down due to the end of production in certain programs.

The factors explaining the changes in segment net sales for the three months ended June 30, 2017 compared to the corresponding 2016 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $290.6 million in the second quarter of 2017, compared to $275.1 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales for the Supply Technologies and Engineered Products segments.

Gross margin was 17.2% in the second quarter of 2017 compared to 16.5% in the same period in 2016. The improvement was largely due to the higher profit flow-through from higher sales.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses increased to $36.0 million in the second quarter of 2017 compared to $33.4 million in the same period in 2016. The increase is primarily due to SG&A expenses associated with GH. SG&A expenses as a percent of sales was 10.3%in the second quarter of 2017 compared to 10.1% in the same period in 2016

Interest Expense

Interest expense was higher in the 2017 quarter due primarily to higher outstanding borrowings in the second quarter of 2017 compared to the second quarter a year ago. Interest expense on the outstanding senior notes was higher in the second quarter due to the higher principal amount, which more than offset the lower interest rate due to the April 2017 refinancing. In addition, the second quarter of 2017 included interest expense on the GH-related debt, which the Company incurred in December 2016. With respect to the revolving credit facility and term loan, higher interest rates offset the benefit of lower outstanding borrowings as a result of debt repayments in connection with the debt refinancing in April 2017.

Loss on Extinguishment of Debt

During the second quarter of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense

The effective income tax rates were 38.9%, in the 2017 period and 32.4% in the 2016 period. The rate in the 2017 period includes a discrete item of $0.4 million, which increased the rate by approximately 7%. The rates in both periods, excluding the 2017 discrete item, are lower than the U.S. statutory income tax rate due earnings in foreign jurisdictions in which the income tax rates are lower than the U.S. rate.

Net Income

Net income decreased to $3.3 million in the second quarter of 2017, compared to $9.4 million in the second quarter of 2016, due primarily to the loss on extinguishment of debt in the second quarter of 2017 noted above.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Dollars in millions)
Net sales	$694.7	$657.4	$37.3	5.7%
Cost of sales	578.9	555.3	23.6	4.2%
Gross profit	115.8	102.1	13.7	13.4%
Gross margin	16.7%	15.5%
SG&A expenses	72.6	65.8	6.8	10.3%
SG&A as a percentage of net sales	10.5%	10.0%
Litigation settlement gain	(3.3)	—	(3.3)	*
Asset impairment charge	—	4.0	(4.0)	*
Operating income	46.5	32.3	14.2	44.0%
Interest expense	15.3	14.1	1.2	8.5%
Loss on extinguishment of debt	11.0	—	11.0	*
Income before income taxes	20.2	18.2	2.0	11.0%
Income tax expense	6.8	6.1	0.7	11.5%
Net income	13.4	12.1	1.3	10.7%
Net income attributable to noncontrolling interests	(0.5)	—	(0.5)	*
Net income attributable to Park-Ohio Industries Inc. common shareholder	$12.9	$12.1	$0.8	6.6%
* Calculation not meaningful

Net Sales

Net sales increased 5.7%, to $694.7 million in the first six months of 2017, compared to $657.4 million in the same period in 2016, mainly due to higher end market demand for our products in our Supply Technologies and Engineered Products segments, and sales from GH, which was acquired in December 2016. In our Assembly Components segment, higher sales from our filler pipe and fuel rail product lines were more than offset by lower sales volumes in our aluminum business, which was down due to the end of production in certain programs.

The factors explaining the changes in segment net sales for the six months ended June 30, 2017 compared to the corresponding 2016 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $578.9 million in the first six months of 2017, compared to $555.3 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales during the 2017 period compared to the same period a year ago.

Gross margin was 16.7% in the first six months of 2017 compared to 15.5% in the same period in 2016. The increase in gross margin was largely due to the higher profit flow-through from higher sales in the 2017 period, especially in Supply Technologies and Engineered Products.

SG&A Expenses

SG&A expenses increased to $72.6 million in the first six months of 2017, compared to $65.8 million in the same period in 2016. SG&A expenses as a percent of sales increased to 10.5% in the first six months of 2017 compared to 10.0% in the first six months of 2016. These increases were primarily due to the SG&A associated with GH.

Litigation Settlement Gain

During the first six months of 2017, the Company paid $4.0 million to settle the IPSCO litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Asset Impairment Charge

An asset impairment charge of $4.0 million was recognized in the first six months of 2016 due to the accelerated end of production in certain programs with an automotive customer in our aluminum products business.

Interest Expense

Interest expense was higher in the first six months of 2017 due primarily to higher outstanding borrowings in the first six month of 2017 compared to the first six months a year ago. Interest expense on the outstanding senior notes was higher due to the higher principal amount, which more than offset the lower interest rate due to the April 2017 refinancing. In addition, the first six months of 2017 included interest expense on the GH-related debt, which the Company incurred in December 2016. With respect to the revolving credit facility and term loan, higher interest rates offset the benefit of lower outstanding borrowings as a result of debt repayments in connection with the debt refinancing in April 2017.

Loss on Extinguishment of Debt

During the first six months of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense

The effective income tax rate was 33.7% in the six months ended June 30, 2017 compared to 33.5% in the corresponding period of 2016. The rates in both periods are lower than the U.S. statutory income tax rate due earnings in foreign jurisdictions in which the income tax rates are lower than the U.S. rate.

Net Income

Net income increased to $13.4 million in the first six months of 2017, compared to $12.1 million in the first six months of 2016, due to the reasons described above.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$142.4	$132.9	$275.6	$262.8
Segment operating income	$12.4	$10.9	$23.7	$21.1
Segment operating income margin	8.7%	8.2%	8.6%	8.0%

Three months ended June 30:

Net sales increased in the three months ended June 30, 2017 compared to the 2016 period due primarily to higher customer demand in the power sports and recreational equipment market, which was up 15% year-over-year; the semiconductor market, which was up 54% year-over-year; and the aerospace market, which was up 49% year-over-year. These increases were partially offset by a decrease in sales in the truck and truck-related market, which was down 4% compared to a year ago. In addition, sales were higher in our fastener business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $1.5 million, and segment operating income margin increased to 8.7% compared to 8.2% in the corresponding period of 2016. These increases were driven by the volume increases noted above.

Six months ended June 30:

Net sales increased in the first six months of 2017 compared to the 2016 period due primarily to higher customer demand in the power sports and recreational equipment market, which was up 16% year-over-year; the semiconductor market, which was up 57% year-over-year; and the aerospace market, which was up 28% year-over-year. These increases were partially offset by a decrease in sales in the truck and truck-related market, which was down 10% compared to the same period a year ago. In addition, sales were higher in our fastener business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $2.6 million, and segment operating income margin increased to 8.6% compared to 8.0% in the corresponding period of 2016. These increases were driven by the volume increases noted above.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$126.0	$134.3	$265.3	$266.0
Segment operating income	$13.1	$14.2	$25.6	$24.4
Segment operating income margin	10.4%	10.6%	9.6%	9.2%

Three months ended June 30:

Net sales were lower in the 2017 period compared to the 2016 period due primarily to lower sales volumes in our aluminum business, which more than offset higher sales volumes in our fuel filler pipe and fuel rail product lines. The sales volume decreases in the aluminum business were due to the accelerated end of production in certain programs in 2016. The higher sales volumes in our fuel products businesses were driven by new product launches and higher foreign sales.

Segment operating income in the 2017 period decreased by $1.1 million, driven by the lower sales levels in aluminum noted above. The segment operating income margins for the quarter were down slightly, as higher margins in fuel filler and fuel rail products businesses substantially offset the lower margins in our aluminum business.

Six months ended June 30:

Net sales were slightly lower in the 2017 period compared to the 2016 period due primarily to lower sales volumes in our aluminum business, which more than offset higher sales volumes in our fuel filler pipe and fuel rail product lines.

Segment operating income in the first six months of 2017 increased by $1.2 million, and segment operating income margin increased to 9.6% compared to 9.2% in the corresponding period of 2016. These increases were driven by higher margins in fuel filler and fuel rail products businesses, which more than offset the lower margins in aluminum.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$82.5	$62.2	$153.8	$128.6
Segment operating income	$5.8	$3.2	$7.5	$4.6
Segment operating income margin	7.0%	5.1%	4.9%	3.6%

Three months ended June 30:

Net sales were 33% higher in the 2017 period compared to the 2016 period due primarily to sales from GH of $13.3 million, which was acquired in December 2016, and increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2017 period increased by $2.6 million and segment operating income margin improved to 7.0% compared to 5.1% in the corresponding 2016 period. These increases were driven by the significantly higher sales in the 2017 quarter compared to the same quarter a year ago.

Six months ended June 30:

Net sales were 20% higher in the 2017 period compared to the 2016 period due primarily to sales from GH of $24 million, which was acquired in December 2016, and increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2017 period increased by $2.9 million, and segment operating income margin improved to 4.9% compared to 3.6% in the corresponding 2016 period. These increases were driven by the higher sales in 2017 compared to a year ago.

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

We are exposed to market risk, including changes in interest rates. As of June 30, 2017, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $104.0 million at June 30, 2017. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.5 million during the six-month period ended June 30, 2017.

Our foreign subsidiaries generally conduct business in local currencies. During the first six months of 2017, we recorded a favorable foreign currency translation adjustment in accumulated other comprehensive loss in the condensed consolidated balance sheets related to net assets located outside the United States. This foreign currency translation adjustment of $11.5 million resulted primarily from the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the British Pound.

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

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2017:

We were a co-defendant in approximately 93 cases asserting claims on behalf of approximately 187 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are four asbestos cases, involving 11 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged compensatory and punitive damages in the amount of $3.0 million and $10.0 million, respectively, for four separate causes of action, $1.0 million for a fifth cause of action and $3.0 million for a sixth cause of action. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 compensatory damages for the fourth cause of action.

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

The following exhibits are included herein:

4.1
Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including Form of Note) (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.2
Sixth Supplemental Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.3
Seventh Amended and Restated Credit Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

10.1
Registration Rights Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

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
Date: August 10, 2017

Exhibit Index
Quarterly Report on Form 10-Q
Park-Ohio Industries, Inc. and Subsidiaries
For the Quarter Ended June 30, 2017

Exhibit

4.1
Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (including Form of Note) (filed as Exhibit 4.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.2
Sixth Supplemental Indenture, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.3
Seventh Amended and Restated Credit Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

10.1
Registration Rights Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit 10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

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