Form 10-Q
period 2017-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2017-11-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2017, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	December 31, 2016
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$72.6	$54.4
Accounts receivable, net	231.4	194.4
Inventories, net	268.3	240.6
Receivable from affiliates	17.2	12.8
Other current assets	70.3	53.3
Total current assets	659.8	555.5
Property, plant and equipment, net	173.7	169.6
Goodwill	92.0	86.6
Intangible assets, net	97.5	96.6
Other long-term assets	79.3	71.3
Total assets	$1,102.3	$979.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$169.4	$133.7
Payable to affiliates	7.1	7.0
Current portion of long-term debt and short-term debt	18.1	30.8
Accrued expenses and other	89.2	78.6
Total current liabilities	283.8	250.1
Long-term liabilities, less current portion:
Debt	492.3	439.0
Deferred income taxes	29.0	29.0
Other long-term liabilities	21.3	29.8
Total long-term liabilities	542.6	497.8
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	265.5	221.7
Noncontrolling interests	10.4	10.0
Total equity	275.9	231.7
Total liabilities and shareholder's equity	$1,102.3	$979.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net sales	$352.2	$312.7	$1,046.9	$970.1
Cost of sales	295.0	258.4	873.9	813.7
Gross profit	57.2	54.3	173.0	156.4
Selling, general and administrative expenses	36.2	33.2	108.8	99.0
Litigation settlement gain	—	—	(3.3)	—
Asset impairment charge	—	—	—	4.0
Operating income	21.0	21.1	67.5	53.4
Interest expense	7.8	7.2	23.1	21.3
Loss on extinguishment of debt	—	—	11.0	—
Income before income taxes	13.2	13.9	33.4	32.1
Income tax expense	2.8	—	9.6	6.1
Net income	10.4	13.9	23.8	26.0
Net income attributable to noncontrolling interests	(0.2)	(0.3)	(0.7)	(0.3)
Net income attributable to Park-Ohio Industries Inc. common shareholder	$10.2	$13.6	$23.1	$25.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net income	$10.4	$13.9	$23.8	$26.0
Other comprehensive income (loss):
Foreign currency translation adjustment	7.5	(1.3)	18.9	(5.3)
Pension and other postretirement benefit adjustments, net of tax	0.2	0.3	0.6	0.7
Total other comprehensive income (loss)	7.7	(1.0)	19.5	(4.6)
Total comprehensive income, net of tax	18.1	12.9	43.3	21.4
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.3)	(0.7)	(0.3)
Comprehensive income attributable to Park-Ohio Industries Inc. common shareholder	$17.9	$12.6	$42.6	$21.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
OPERATING ACTIVITIES
Net income	$23.8	$26.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	23.5	22.3
Loss on extinguishment of debt	11.0	—
Litigation settlement gain	(3.3)	—
Asset impairment charge	—	4.0
Share-based compensation expense	6.3	8.1
Changes in operating assets and liabilities:
Accounts receivable	(29.9)	(1.6)
Inventories	(15.7)	(3.5)
Other current assets	(14.2)	(5.4)
Accounts payable and accrued expenses	34.5	1.8
Litigation settlement payment	(4.0)	—
Other	(8.7)	(11.9)
Net cash provided by operating activities	23.3	39.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(18.9)	(20.3)
Business acquisition	(10.5)	—
Net cash used by investing activities	(29.4)	(20.3)
FINANCING ACTIVITIES
Payments on revolving credit facility, net	(32.5)	(17.4)
Payments on term loans and other debt	(27.7)	(3.4)
Proceeds from term loans and other debt	—	7.3
Proceeds from (payments on) capital lease facilities, net	0.1	(2.5)
Issuance of 6.625% Senior Notes due 2027	350.0	—
Debt financing costs	(7.5)	—
Repurchase of 8.125% Senior Notes due 2021	(250.0)	—
Premium on early extinguishment of debt	(8.0)	—
Payment of acquisition earn-out	—	(2.0)
Dividend paid to Parent	(5.0)	—
Dividend	(0.2)	—
Net cash provided (used) by financing activities	19.2	(18.0)
Effect of exchange rate changes on cash	5.1	(0.4)
Increase (decrease) in cash and cash equivalents	18.2	1.1
Cash and cash equivalents at beginning of period	54.4	48.4
Cash and cash equivalents at end of period	$72.6	$49.5
Income taxes paid	$1.6	$7.0
Interest paid	$16.5	$14.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we”, “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. In the nine months ended September 30, 2017, the Company recognized income tax expense of $0.1 million for excess tax deficiencies upon vesting of awards. In addition, ASU 2016-09 requires excess tax benefits and shortfalls to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the nine months ended September 30, 2017 and an immaterial impact on earnings per share. ASU 2016-09 also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Condensed Consolidated Statements of Cash Flows. The Company has elected to apply this change on a prospective basis. This change has an immaterial impact on our Condensed Consolidated Statements of Cash Flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in the ASU simplify how an entity is required to test goodwill for impairment by

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in the ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The FASB also is addressing measurement of credit losses on financial assets in a separate project. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is not permitted. The new guidance will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

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
September 30, 2017

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

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net sales:
Supply Technologies	$140.2	$122.0	$415.8	$384.8
Assembly Components	127.9	133.4	393.2	399.4
Engineered Products	84.1	57.3	237.9	185.9
	$352.2	$312.7	$1,046.9	$970.1
Segment operating income:
Supply Technologies	$10.9	$9.7	$34.6	$30.8
Assembly Components	11.4	13.9	37.0	38.3
Engineered Products	6.0	4.0	13.5	8.6
Total segment operating income	28.3	27.6	85.1	77.7

Corporate costs	(7.3)	(6.5)	(20.9)	(20.3)
Litigation settlement gain	—	—	3.3	—
Asset impairment charge	—	—	—	(4.0)
Operating income	21.0	21.1	67.5	53.4
Interest expense	(7.8)	(7.2)	(23.1)	(21.3)
Loss on extinguishment of debt	—	—	(11.0)	—
Income before income taxes	$13.2	$13.9	$33.4	$32.1

NOTE 4 — Acquisitions

In April 2017, the Company, through its wholly-owned subsidiary Apollo Aerospace Components, completed the acquisition of Aero-Missile Components Inc. (“AMC”) for $10.5 million in cash. AMC is a supply chain management business providing high-quality specialty fasteners and other components to the defense and aerospace markets. The results of AMC are included in the Supply Technologies segment from the date of acquisition. As of September 30, 2017, the Company recorded goodwill of $2.1 million related to this transaction.

In December 2016, the Company acquired all the outstanding capital stock of GH Electrotermia S.A. (“GH”), headquartered in Valencia, Spain, for $23.4 million in cash (net of $6.3 million cash acquired), plus the assumption of $13.9 million in debt.  During the third quarter 2017, the Company revised its initial estimated fair values for certain property, plant and equipment, intangibles and other assets and liabilities. The impact of the revisions made in the third quarter 2017 is immaterial to the consolidated balance sheet and results of operations for the three and nine months ended September 30, 2017. The Company expects to finalize its valuation of real property and income taxes in the fourth quarter of 2017. The purchase agreement stipulates potential contingent consideration of up to $2.1 million based on achievement of certain EBITDA targets

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

for 2016 and 2017. The EBITDA target for 2016 was not achieved. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $0.4 million as of September 30, 2017.

NOTE 5 — Inventories

The components of inventory consist of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Finished goods	$150.3	$131.4
Work in process	47.1	43.4
Raw materials and supplies	70.9	65.8
Inventories, net	$268.3	$240.6

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the nine months ended September 30, 2017 and 2016:

	2017	2016
	(In millions)
January 1	$7.1	$6.1
Claims paid	(3.0)	(1.7)
Warranty expense, net	3.6	1.1
September 30	$7.7	$5.5

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective income tax rate, adjusted for discrete items, if any, in each period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated income tax rate changes, a cumulative adjustment is made. The effective income tax rates for the first nine months of 2017 and 2016 were 28.7% and 19.0%, respectively. The rates for both periods reflect the reversal of various income tax accruals, totaling $1.4 million in 2017 and $4.0 million in 2016, relating to previous uncertain tax positions for which the statutes of limitations expired. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.
NOTE 8 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

Long-term debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30 2017	September 30, 2017	December 31, 2016
			(In millions)
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$—
Senior Notes due 2021	April 1, 2021	8.125%	—	250.0
Revolving credit facility	April 17, 2022	3.08%	100.3	132.8
Term Loan			—	23.4
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	28.0	26.4
Capital Leases	Various	Various	18.9	18.8
Other	Various	Various	22.1	23.6
Gross debt			519.3	475.0
Less current portion of long-term debt			(14.2)	(25.8)
Less short-term debt			(3.9)	(5.0)
Less unamortized debt issuance costs			(8.9)	(5.2)
Total long-term debt, net			$492.3	$439.0

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

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $28.0 million as of September 30, 2017, as well as a revolving credit facility for up to $11.8 million to fund working capital and general corporate needs. The full $28.0 million loan is outstanding as of September 30, 2017. No amounts have been drawn on the revolving credit facility as of September 30, 2017.

On August 13, 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $18.9 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2017.

On October 21, 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $5.6 million of borrowings outstanding under this agreement as of September 30, 2017, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

September 30, 2017
(In millions)
Carrying amount	$350.0
Fair value	$378.9

NOTE 9 — Stock-Based Compensation

A summary of Holdings' stock option activity for the nine months ended September 30, 2017 is as follows:

	2017
	Number of Shares	Weighted Average Exercise Price
	(In whole shares)
Outstanding - beginning of year	38,000	$19.30
Granted	—	—
Exercised	(24,907)	21.22
Canceled or expired	—	—
Outstanding - end of period	13,093	15.61
Options exercisable	13,093	$15.61

A summary of Holdings' restricted share activity for the nine months ended September 30, 2017 is as follows:

	2017
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	216,916	$36.94	165,000	$34.78
Granted	104,670	38.41	165,000	38.10
Vested	(89,404)	44.39	(55,000)	34.78
Performance-based to time-based(a)	110,000	34.78	(110,000)	34.78
Canceled or expired	(2,000)	37.87	—	—
Outstanding - end of period	340,182	$34.73	165,000	$38.10
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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

Total stock-based compensation expense included in selling, general and administrative expenses during the first nine months of 2017 and 2016 was $6.3 million and $8.1 million, respectively. As of September 30, 2017, there was $11.4 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

NOTE 11 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In millions)
Service costs	$0.6	$0.6	$1.9	$1.8	$—	$—	$—	$—
Interest costs	0.4	0.5	1.3	1.4	0.1	0.1	0.2	0.3
Expected return on plan assets	(2.4)	(2.3)	(7.2)	(7.1)	—	—	—	—
Recognized net actuarial loss	0.3	0.3	0.9	0.9	—	—	0.1	0.2
Net periodic benefit (income) costs	$(1.1)	$(0.9)	$(3.1)	$(3.0)	$0.1	$0.1	$0.3	$0.5
Weighted average:
Discount rate			3.91%	4.13%			3.63%	3.80%
Expected return on plan assets			8.25%	8.25%

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Foreign currency translation adjustments (a)	18.9	—	18.9
Pension and OPEB activity, net of tax adjustments (b)	—	0.6	0.6
September 30, 2017	$(11.9)	$(11.3)	$(23.2)

January 1, 2016	$(16.9)	$(13.1)	$(30.0)
Foreign currency translation adjustments (a)	(5.3)	—	(5.3)
Pension and OPEB activity, net of tax adjustments (b)	—	0.7	0.7
September 30, 2016	$(22.2)	$(12.4)	$(34.6)

(a)	No income taxes are provided on foreign currency translation adjustments as foreign earnings are considered permanently re-invested.

(b)	The tax adjustments are reclassified out of accumulated other comprehensive income and included in income tax expense.

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
September 30, 2017

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, condensed consolidating statements of income and other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. The “Parent” reflected in the accompanying supplemental guarantor information is the Company, who is also an obligor of the Notes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Condensed Consolidating Balance Sheets
	September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$72.6	$—	$72.6
Accounts receivable, net	—	150.6	80.8	—	231.4
Inventories, net	—	190.2	78.1	—	268.3
Receivable from affiliates	—	—	17.2	—	17.2
Other current assets	0.6	40.2	29.5	—	70.3
Total current assets	0.6	381.0	278.2	—	659.8
Investments in subsidiaries	546.4	249.4	—	(795.8)	—
Intercompany advances	300.1	83.0	107.2	(490.3)	—
Property, plant and equipment, net	6.1	101.5	66.1	—	173.7
Goodwill	—	58.9	33.1	—	92.0
Intangible assets, net	—	61.3	36.2	—	97.5
Other long-term assets	67.1	4.6	7.6	—	79.3
Total assets	$920.3	$939.7	$528.4	$(1,286.1)	$1,102.3

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$122.8	$46.6	$—	$169.4
Payable to affiliates	—	—	7.1	—	7.1
Current portion of long-term and short-term debt	—	6.6	11.5	—	18.1
Accrued expenses and other	13.4	35.0	40.8	—	89.2
Total current liabilities	13.4	164.4	106.0	—	283.8
Long-term liabilities, less current portion:
Debt	442.7	10.6	39.0	—	492.3
Deferred income taxes	—	19.4	9.6	—	29.0
Other long-term liabilities	15.2	1.0	5.1	—	21.3
Total long-term liabilities	457.9	31.0	53.7	—	542.6
Intercompany advances	173.1	226.6	90.6	(490.3)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	265.5	517.7	267.7	(785.4)	265.5
Noncontrolling interests	10.4	—	10.4	(10.4)	10.4
Total equity	275.9	517.7	278.1	(795.8)	275.9
Total liabilities and equity	$920.3	$939.7	$528.4	$(1,286.1)	$1,102.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Condensed Consolidating Balance Sheets
	December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$54.4	$—	$54.4
Accounts receivable, net	—	125.2	69.2	—	194.4
Inventories, net	—	172.9	67.7	—	240.6
Receivable from affiliates	—	—	12.8	—	12.8
Other current assets	0.7	28.3	24.3	—	53.3
Total current assets	0.7	326.4	228.4	—	555.5
Investments in subsidiaries	492.8	213.8	—	(706.6)	—
Intercompany advances	296.5	78.1	110.5	(485.1)	—
Property, plant and equipment, net	6.2	98.2	65.2	—	169.6
Goodwill	—	56.8	29.8	—	86.6
Intangible assets, net	—	64.8	31.8	—	96.6
Other long-term assets	62.8	4.5	4.0	—	71.3
Total assets	$859.0	$842.6	$469.7	$(1,191.7)	$979.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$100.3	$33.4	$—	$133.7
Payable to affiliates	—	—	7.0	—	7.0
Current portion of long-term and short-term debt	13.2	6.4	11.2	—	30.8
Accrued expenses and other	10.5	36.8	31.3	—	78.6
Total current liabilities	23.7	143.5	82.9	—	250.1
Long-term liabilities, less current portion:
Debt	389.2	12.2	37.6	—	439.0
Deferred income taxes	—	20.4	8.6	—	29.0
Other long-term liabilities	16.1	8.5	5.2	—	29.8
Total long-term liabilities	405.3	41.1	51.4	—	497.8
Intercompany advances	198.3	192.2	94.6	(485.1)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	221.7	465.8	230.8	(696.6)	221.7
Noncontrolling interests	10.0	—	10.0	(10.0)	10.0
Total equity	231.7	465.8	240.8	(706.6)	231.7
Total liabilities and shareholder's equity	$859.0	$842.6	$469.7	$(1,191.7)	$979.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$774.6	$272.3	$—	$1,046.9
Cost of sales	—	660.1	213.8	—	873.9
Gross profit	—	114.5	58.5	—	173.0
Selling, general and administrative expenses	19.5	55.7	33.6	—	108.8
Litigation settlement gain	—	(3.3)	—	—	(3.3)
Income (loss) from subsidiaries	75.4	16.1	—	(91.5)	—
Operating income (loss)	55.9	78.2	24.9	(91.5)	67.5
Interest expense	21.1	—	2.0	—	23.1
Loss on debt extinguishment	11.0	—	—	—	11.0
Income (loss) before income taxes	23.8	78.2	22.9	(91.5)	33.4
Income tax expense	—	4.0	5.6	—	9.6
Net income (loss)	23.8	74.2	17.3	(91.5)	23.8
Net (income) loss attributable to noncontrolling interests	(0.7)	—	(0.7)	0.7	(0.7)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$23.1	$74.2	$16.6	$(90.8)	$23.1

Other comprehensive income (loss) (see note 12):
Net income (loss)	$23.8	$74.2	$17.3	$(91.5)	$23.8
Foreign currency translation adjustment	18.9	—	18.9	(18.9)	18.9
Pension and OPEB activity, net of tax adjustments	0.6	0.6	—	(0.6)	0.6
Comprehensive income (loss), net of tax	43.3	74.8	36.2	(111.0)	43.3
Comprehensive (income) loss attributable to noncontrolling interest	(0.7)	—	(0.7)	0.7	(0.7)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$42.6	$74.8	$35.5	$(110.3)	$42.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$751.7	$218.4	$—	$970.1
Cost of sales	—	645.8	167.9	—	813.7
Gross profit	—	105.9	50.5	—	156.4
Selling, general and administrative expenses	18.0	54.3	26.7	—	99.0
Asset impairment	—	4.0	—	—	4.0
Income (loss) from subsidiaries	64.2	13.9	—	(78.1)	—
Operating income (loss)	46.2	61.5	23.8	(78.1)	53.4
Interest expense	20.2	—	1.1	—	21.3
Income (loss) before income taxes	26.0	61.5	22.7	(78.1)	32.1
Income tax (benefit) expense	—	(1.3)	7.4	—	6.1
Net income (loss)	26.0	62.8	15.3	(78.1)	26.0
Net income attributable to noncontrolling interests	(0.3)	—	(0.3)	0.3	(0.3)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$25.7	$62.8	$15.0	$(77.8)	$25.7

Other comprehensive income (loss) (see note 12):
Net income (loss)	$26.0	$62.8	$15.3	$(78.1)	$26.0
Foreign currency translation adjustment	(5.3)	—	(5.3)	5.3	(5.3)
Pension and OPEB activity, net of tax adjustments	0.7	0.4	—	(0.4)	0.7
Comprehensive income (loss), net of tax	21.4	63.2	10.0	(73.2)	21.4
Comprehensive income attributable to noncontrolling interests	(0.3)	—	(0.3)	0.3	(0.3)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$21.1	$63.2	$9.7	$(72.9)	$21.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Consolidating Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$258.4	$93.8	$—	$352.2
Cost of sales	—	220.6	74.4	—	295.0
Gross profit	—	37.8	19.4	—	57.2
Selling, general and administrative expenses	7.0	18.4	10.8	—	36.2
Income (loss) from subsidiaries	24.6	6.8	—	(31.4)	—
Operating income (loss)	17.6	26.2	8.6	(31.4)	21.0
Interest expense	7.2	—	0.6	—	7.8
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	10.4	26.2	8.0	(31.4)	13.2
Income tax expense	—	1.9	0.9	—	2.8
Net income (loss)	10.4	24.3	7.1	(31.4)	10.4
Net (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Net income(loss) attributable to Park-Ohio Industries Inc. common shareholder	$10.2	$24.3	$6.9	$(31.2)	$10.2

Other comprehensive income (loss) (see note 12):
Net income (loss)	$10.4	$24.3	$7.1	$(31.4)	$10.4
Foreign currency translation adjustment	7.5	—	7.5	(7.5)	7.5
Pension and OPEB activity, net of tax adjustments	0.2	0.2	—	(0.2)	0.2
Comprehensive income (loss), net of tax	18.1	24.5	14.6	(39.1)	18.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$17.9	$24.5	$14.4	$(38.9)	$17.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$242.1	$70.6	$—	$312.7
Cost of sales	—	205.3	53.1	—	258.4
Gross profit	—	36.8	17.5	—	54.3
Selling, general and administrative expenses	7.7	17.8	7.7	—	33.2
Income (loss) from subsidiaries	28.4	5.8	—	(34.2)	—
Operating income (loss)	20.7	24.8	9.8	(34.2)	21.1
Interest expense	6.8	—	0.4	—	7.2
Income (loss) before income taxes	13.9	24.8	9.4	(34.2)	13.9
Income tax expense	—	(3.0)	3.0	—	—
Net income (loss)	$13.9	$27.8	$6.4	$(34.2)	$13.9
Net income attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net income attributable to Park-Ohio Industries Inc. common shareholder	$13.6	$27.8	$6.1	$(33.9)	$13.6

Other comprehensive income (loss) (see note 12):
Net income (loss)	$13.9	$27.8	$6.4	$(34.2)	$13.9
Foreign currency translation adjustment	(1.3)	—	(1.3)	1.3	(1.3)
Pension and OPEB activity, net of tax adjustments	0.3	—	—	—	0.3
Comprehensive income (loss), net of tax	12.9	27.8	5.1	(32.9)	12.9
Comprehensive income attributable to noncontrolling interest	(0.3)	—	(0.3)	0.3	(0.3)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$12.6	$27.8	$4.8	$(32.6)	$12.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(32.8)	$36.2	$18.9	$1.0	$23.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.3)	(13.7)	(4.9)	—	(18.9)
Business acquisition	—	(10.5)	—	—	(10.5)
Net cash used in investing activities	(0.3)	(24.2)	(4.9)	—	(29.4)
FINANCING ACTIVITIES
Intercompany account change	9.5	(10.6)	2.1	(1.0)	—
Payments on revolving credit facility, net	(32.5)	—	—	—	(32.5)
Payments on term loans and other debt	(23.4)	(0.4)	(3.9)	—	(27.7)
Proceeds from capital lease facilities, net	—	(1.0)	1.1	—	0.1
Issuance of 6.625% Senior Notes due 2027	350.0	—	—	—	350.0
Debt financing costs	(7.5)	—	—	—	(7.5)
Redemption of 8.125% Senior Notes due 2021	(250.0)	—	—	—	(250.0)
Premium on early extinguishment of debt	(8.0)	—	—	—	(8.0)
Dividend paid to Parent	(5.0)	—	—	—	(5.0)
Dividend	—	—	(0.2)	—	(0.2)
Net cash provided (used) by financing activities	33.1	(12.0)	(0.9)	(1.0)	19.2
Effect of exchange rate changes on cash	—	—	5.1	—	5.1
Increase in cash and cash equivalents	—	—	18.2	—	18.2
Cash and cash equivalents at beginning of period	—	—	54.4	—	54.4
Cash and cash equivalents at end of period	$—	$—	$72.6	$—	$72.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

	Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(36.8)	$81.5	$11.4	$(16.3)	$39.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(6.3)	(13.9)	—	(20.3)
Net cash used in investing activities	(0.1)	(6.3)	(13.9)	—	(20.3)
FINANCING ACTIVITIES
Intercompany account change	57.7	(74.4)	0.4	16.3	—
Payments on revolving credit facility, net	(17.4)	—	—	—	(17.4)
Payments on term loans and other debt	(3.4)	—	—	—	(3.4)
Proceeds from term loans and other debt	—	1.3	6.0	—	7.3
Payments on capital leases, net	—	(2.2)	(0.3)	—	(2.5)
Payment of acquisition earn-out	—	—	(2.0)	—	(2.0)
Net cash provided (used) by financing activities	36.9	(75.3)	4.1	16.3	(18.0)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase in cash and cash equivalents	—	(0.1)	1.2	—	1.1
Cash and cash equivalents at beginning of period	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of period	$—	$—	$49.5	$—	$49.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017

NOTE 15 — Subsequent Event

In October 2017, the Company completed the acquisition of Heads & All Threads Ltd. (“HAT”). Headquartered in Birmingham, United Kingdom, HAT is a leading European supplier of supply chain management services with operations in the United Kingdom, Czech Republic, Poland, and India. HAT, which has annual revenues of approximately $35.0 million, specializes in developing vendor-managed inventory programs of fasteners, machined parts and other class C components to many end markets, including construction, automotive and various electronics manufacturing services markets. HAT is a direct complement to and will be reporting in our Supply Technologies segment from the date of acquisition.

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

Assembly Components manufactures parts and assemblies and provides value-added design, engineering and assembly services that are incorporated into our customer’s end products and oriented toward improving fuel efficiency and reducing weight in the customer's end products. Our product offerings include gasoline direct injection systems and fuel filler assemblies, and industrial hose and injected molded rubber and plastic components. Additional products include cast and machined aluminum engine, transmission, brake, suspension and other components, such as pump housings, clutch retainers/pistons, control arms, knuckles, master cylinders, pinion housings, brake calipers, oil pans and flywheel spacers. Our products are primarily used in the following industries: automotive, including SUV/minivan/light-truck; agricultural; construction; heavy-duty truck; and marine original equipment manufacturers (“OEMs”), on a sole-source basis.

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

Subsequent Event

In October 2017, the Company completed the acquisition of Heads & All Threads Ltd. (“HAT”). Headquartered in Birmingham, United Kingdom, HAT is a leading European supplier of supply chain management services with operations in the United Kingdom, Czech Republic, Poland, and India. HAT, which has annual revenues of approximately $35.0 million, specializes in developing vendor-managed inventory programs of fasteners, machined parts and other class C components to many end markets, including construction, automotive and various electronics manufacturing services markets. HAT is a direct complement to and will be reporting in our Supply Technologies segment from the date of acquisition.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in millions)
Net sales	$352.2	$312.7	$39.5	12.6%
Cost of sales	295.0	258.4	36.6	14.2%
Gross profit	57.2	54.3	2.9	5.3%
Gross margin	16.2%	17.4%
SG&A expenses	36.2	33.2	3.0	9.0%
SG&A as a percentage of net sales	10.3%	10.6%
Operating income	21.0	21.1	(0.1)	(0.5)%
Interest expense	7.8	7.2	0.6	8.3%
Income before income taxes	13.2	13.9	(0.7)	(5.0)%
Income tax expense	2.8	—	2.8	*
Net income	10.4	13.9	(3.5)	(25.2)%
Net income attributable to noncontrolling interest	(0.2)	(0.3)	0.1	(33.3)%
Net income attributable to Park-Ohio Industries Inc. common shareholder	$10.2	$13.6	$(3.4)	(25.0)%
*Calculation not meaningful

Net Sales

Net sales increased 12.6%, to $352.2 million in the third quarter of 2017, compared to $312.7 million in the same period in 2016, due primarily to higher end market demand for our products in our Supply Technologies and Engineered Products segments, and sales from GH Electrotermia S.A. (“GH”), which was acquired in December 2016. In our Assembly Components segment, lower sales volumes in our rubber and plastic product lines were partially offset by higher sales volumes in our filler pipe and fuel rail product lines.

The factors explaining the changes in segment net sales for the three months ended September 30, 2017 compared to the corresponding 2016 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $295.0 million in the third quarter of 2017, compared to $258.4 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales for the 2017 period compared to the third quarter of 2016.

Gross margin was 16.2% in the third quarter of 2017 compared to 17.4% in the same period in 2016. The decrease was largely due to start-up costs related to our new facilities in China; lower absorption due to lower sales in our extruded rubber and plastics business in Assembly Components; and unfavorable mix of product sales as well as incremental costs to prepare for the build-out of significant new orders in Engineered Products. These factors more than offset the higher profit flow-through from higher sales in our Supply Technologies business.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses increased to $36.2 million in the third quarter of 2017 compared to $33.2 million in the same period in 2016. The increase is primarily due to SG&A expenses associated with GH. SG&A expenses as a percent of sales was 10.3% in the third quarter of 2017 compared to 10.6% in the third quarter of 2016. The percentage decrease was due primarily to fixed SG&A expenses over a higher sales base.

Interest Expense

Interest expense was higher in the 2017 quarter due primarily to higher outstanding borrowings in the third quarter of 2017 compared to the third quarter a year ago. Interest expense on the outstanding senior notes was higher in the third quarter due to the higher principal amount, which more than offset the lower interest rate due to the April 2017 refinancing. In addition, the third quarter of 2017 included interest expense on the GH-related debt, which the Company incurred in December 2016.

Income Tax Expense

The effective income tax rates were 21.2%, in the 2017 period and 0.0% in the 2016 period. The rates in both periods reflect the reversal of various income tax accruals totaling approximately $1.4 million in 2017 and $4.0 million in 2016 relating to previous uncertain tax positions for which the statues of limitations expired. The rates in both periods were also favorably impacted by earnings in foreign jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income

Net income decreased to $10.4 million in the third quarter of 2017, compared to $13.9 million in the third quarter of 2016, due primarily to the larger 2016 tax accrual reversal noted above.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(Dollars in millions)
Net sales	$1,046.9	$970.1	$76.8	7.9%
Cost of sales	873.9	813.7	60.2	7.4%
Gross profit	173.0	156.4	16.6	10.6%
Gross margin	16.5%	16.1%
SG&A expenses	108.8	99.0	9.8	9.9%
SG&A as a percentage of net sales	10.4%	10.2%
Litigation settlement gain	(3.3)	—	(3.3)	*
Asset impairment charge	—	4.0	(4.0)	*
Operating income	67.5	53.4	14.1	26.4%
Interest expense	23.1	21.3	1.8	8.5%
Loss on extinguishment of debt	11.0	—	11.0	*
Income before income taxes	33.4	32.1	1.3	4.0%
Income tax expense	9.6	6.1	3.5	57.4%
Net income	23.8	26.0	(2.2)	(8.5)%
Net income attributable to noncontrolling interests	(0.7)	(0.3)	(0.4)	*
Net income attributable to Park-Ohio Industries Inc. common shareholder	$23.1	$25.7	$(2.6)	(10.1)%
* Calculation not meaningful

Net Sales

Net sales increased 7.9%, to $1,046.9 million in the first nine months of 2017, compared to $970.1 million in the same period in 2016, mainly due to higher end market demand for our products in our Supply Technologies and Engineered Products segments, and sales from GH, which was acquired in December 2016. In our Assembly Components segment, lower sales volumes in our rubber and plastic and aluminum product lines were partially offset by higher sales volumes in our filler pipe and fuel rail product lines.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2017 compared to the corresponding 2016 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $873.9 million in the first nine months of 2017, compared to $813.7 million in the same period in 2016. The increase in cost of sales was primarily due to the increase in net sales during the 2017 period compared to the same period a year ago.

Gross margin was 16.5% in the first nine months of 2017 compared to 16.1% in the same period in 2016. The increase in gross margin was largely due to the higher profit flow-through from higher overall sales in the 2017 period.

SG&A Expenses

SG&A expenses increased to $108.8 million in the first nine months of 2017, compared to $99.0 million in the same period in 2016. SG&A expenses as a percent of sales increased to 10.4% in the first nine months of 2017 compared to 10.2% in the first nine months of 2016. These increases were primarily due to the SG&A associated with GH.

Litigation Settlement Gain

During the first nine months of 2017, the Company paid $4.0 million to settle the IPSCO litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.
Asset Impairment Charge

An asset impairment charge of $4.0 million was recognized in the first nine months of 2016 due to the accelerated end of production in certain programs with an automotive customer in our aluminum products business.

Interest Expense

Interest expense was higher in the first nine months of 2017 due primarily to higher outstanding borrowings in the first nine months of 2017 compared to the first nine months a year ago. Interest expense on the outstanding senior notes was higher due to the higher principal amount, which more than offset the lower interest rate due to the April 2017 refinancing. In addition, the first nine months of 2017 included interest expense on the GH-related debt, which the Company incurred in December 2016. With respect to the revolving credit facility and term loan, higher interest rates in 2016 offset the benefit of lower outstanding borrowings as a result of debt repayments in connection with the debt refinancing in April 2017.

Loss on Extinguishment of Debt

During the first nine months of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs related to our former borrowings that were previously capitalized.

Income Tax Expense

The effective income tax rate was 28.7% in the nine months ended September 30, 2017 compared to 19.0% in the corresponding period of 2016. The rates in both periods reflect the reversal of various income tax accruals totaling approximately $1.4 million in 2017 and $4.0 million in 2016 relating to previous uncertain tax positions for which the statues of limitations expired. The rates in both periods were also favorably impacted by earnings in foreign jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

Net Income

Net income decreased to $23.8 million in the first nine months of 2017, compared to $26.0 million in the first nine months of 2016, due primarily to the larger 2016 tax accrual reversal noted above.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$140.2	$122.0	$415.8	$384.8
Segment operating income	$10.9	$9.7	$34.6	$30.8
Segment operating income margin	7.8%	8.0%	8.3%	8.0%

Three months ended September 30:

Net sales increased in the three months ended September 30, 2017 compared to the 2016 period due primarily to higher customer demand in the truck and truck-related market, which was up 24% year-over-year; the semiconductor market, which was up 43% year-over-year; the power sports and recreational equipment market, which was up 10% year-over-year; and the aerospace market, which was up 33% year-over-year. In addition, sales were higher in our fastener manufacturing business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $1.2 million due to the favorable impact of higher sales in the 2017 period compared to a year ago. Segment operating income margin decreased slightly to 7.8% compared to 8.0% in the corresponding period of 2016, due to timing of sales mix.

Nine months ended September 30:

Net sales increased in the first nine months of 2017 compared to the 2016 period due primarily to higher customer demand in the power sports and recreational equipment market, which was up 14% year-over-year; the semiconductor market, which was up 52% year-over-year; and the aerospace market, which was up 29% year-over-year. In addition, sales were higher in our fastener manufacturing business in the 2017 period due to increasing customer demand of our proprietary products.

Segment operating income increased by $3.8 million, and segment operating income margin increased to 8.3% compared to 8.0% in the corresponding period of 2016. These increases were driven by the sales volume increases noted above.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$127.9	$133.4	$393.2	$399.4
Segment operating income	$11.4	$13.9	$37.0	$38.3
Segment operating income margin	8.9%	10.4%	9.4%	9.6%

Three months ended September 30:

Net sales were lower in the 2017 period compared to the 2016 period due primarily to lower sales volumes in our extruded rubber and plastic product lines, which more than offset higher sales volumes in our fuel filler pipe and fuel rail product lines. The lower sales in our extruded rubber and plastics product lines was due to the end of life in certain programs. The higher sales volumes in our fuel products businesses were driven by new product launches and higher foreign sales.

Segment operating income in the 2017 period decreased by $2.5 million, driven by the lower sales levels noted above. The segment operating income margin for the quarter was also down due to start-up costs related to our new facilities in China; and lower absorption due to lower sales in our extruded rubber and plastics business in the third quarter of 2017 compared to the same period a year ago.

Nine months ended September 30:

Net sales were lower in the 2017 period compared to the 2016 period due primarily to lower sales volumes in our extruded rubber and plastic and aluminum product lines, which more than offset higher sales volumes in our fuel filler pipe and fuel rail product lines. The lower sales in our extruded rubber and plastic product lines were due to the end of life in certain programs. The lower sales in aluminum were due to the end of production in certain programs in 2016. The higher sales volumes in our fuel products businesses were driven by new product launches and higher foreign sales.

Segment operating income in the first nine months of 2017 decreased by $1.3 million, and segment operating income margin decreased to 9.4% compared to 9.6% in the corresponding period of 2016. These decreases were driven by the lower sales volumes noted above.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net sales	$84.1	$57.3	$237.9	$185.9
Segment operating income	$6.0	$4.0	$13.5	$8.6
Segment operating income margin	7.1%	7.0%	5.7%	4.6%

Three months ended September 30:

Net sales were 47% higher in the 2017 period compared to the 2016 period due primarily to sales from GH of $13.2 million, which was acquired in December 2016, and increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2017 period increased by $2.0 million and segment operating income margin improved to 7.1% compared to 7.0% in the corresponding 2016 period. These increases were driven by the higher sales in the 2017 quarter compared to the same quarter a year ago.

Nine months ended September 30:

Net sales were 28% higher in the 2017 period compared to the 2016 period due primarily to sales from GH of $37.3 million, which was acquired in December 2016, and increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2017 period increased by $4.9 million, and segment operating income margin improved to 5.7% compared to 4.6% in the corresponding 2016 period. These increases were driven by the higher sales in 2017 compared to a year ago.

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

We are exposed to market risk, including changes in interest rates. As of September 30, 2017, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $100.3 million at September 30, 2017. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.8 million during the nine-month period ended September 30, 2017.

Our foreign subsidiaries generally conduct business in local currencies. During the first nine months of 2017, we recorded a favorable foreign currency translation adjustment in accumulated other comprehensive loss in the condensed consolidated balance sheets related to net assets located outside the United States. This foreign currency translation adjustment of $18.9 million resulted primarily from the weakening of the U.S. Dollar against the Euro, the Canadian Dollar and the British Pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2017:

We were a co-defendant in approximately 89 cases asserting claims on behalf of approximately 143 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are four asbestos cases, involving 21 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In three cases, the plaintiff has alleged three counts at $3.0 million compensatory and punitive damages each; one count at $3 million compensatory and $1 million punitive damages; one count at $1.0 million. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 million compensatory damages for the fourth cause of action.

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
Date: November 13, 2017