Form 10-Q
period 2018-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2018-11-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2018, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	December 31, 2017
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$54.4	$76.2
Accounts receivable, net	287.8	242.6
Inventories, net	309.4	282.8
Receivable from affiliates	22.1	18.4
Other current assets	82.9	60.9
Total current assets	756.6	680.9
Property, plant and equipment, net	208.0	179.5
Goodwill	103.6	100.2
Intangible assets, net	101.4	99.5
Other long-term assets	88.4	86.2
Total assets	$1,258.0	$1,146.3
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$181.7	$173.7
Payable to affiliates	7.1	7.1
Current portion of long-term debt and short-term debt	16.4	17.7
Accrued expenses and other	108.8	86.0
Total current liabilities	314.0	284.5
Long-term liabilities, less current portion:
Debt	563.1	515.5
Other long-term liabilities	59.3	54.3
Total long-term liabilities	622.4	569.8
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	308.4	279.9
Noncontrolling interests	13.2	12.1
Total equity	321.6	292.0
Total liabilities and shareholder's equity	$1,258.0	$1,146.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net sales	$414.3	$352.2	$1,252.2	$1,046.9
Cost of sales	348.4	295.5	1,048.1	875.4
Gross profit	65.9	56.7	204.1	171.5
Selling, general and administrative expenses	40.7	37.4	131.1	112.0
Gain on sale of assets	—	—	(1.9)	—
Litigation settlement gain	—	—	—	(3.3)
Operating income	25.2	19.3	74.9	62.8
Other components of pension income and other postretirement benefits expense, net	2.0	1.7	6.4	4.7
Interest expense, net	(9.0)	(7.8)	(26.2)	(23.1)
Loss on extinguishment of debt	—	—	—	(11.0)
Income before income taxes	18.2	13.2	55.1	33.4
Income tax expense	(3.2)	(2.8)	(14.5)	(9.6)
Net income	15.0	10.4	40.6	23.8
Net income attributable to noncontrolling interests	(0.5)	(0.2)	(1.1)	(0.7)
Net income attributable to Park-Ohio Industries Inc. common shareholder	$14.5	$10.2	$39.5	$23.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net income	$15.0	$10.4	$40.6	$23.8
Other comprehensive (loss) income, net of tax:
Currency translation	(2.7)	7.5	(8.9)	18.9
Pension and other postretirement benefits	0.1	0.2	1.5	0.6
Total other comprehensive (loss) income	(2.6)	7.7	(7.4)	19.5
Total comprehensive income, net of tax	12.4	18.1	33.2	43.3
Comprehensive income attributable to noncontrolling interests	(0.5)	(0.2)	(1.1)	(0.7)
Comprehensive income attributable to Park-Ohio Industries Inc. common shareholder	$11.9	$17.9	$32.1	$42.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In millions)
OPERATING ACTIVITIES
Net income	$40.6	$23.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.3	23.5
Stock-based compensation expense	6.5	6.3
Net impact of U.S. Tax Act	0.3	—
Gain on sale of assets	(1.9)	—
Loss on extinguishment of debt	—	11.0
Litigation settlement gain	—	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	(37.2)	(29.9)
Inventories	(23.2)	(15.7)
Other current assets	(9.8)	(14.2)
Accounts payable and accrued expenses	26.0	34.5
Litigation settlement payment	—	(4.0)
Other	(9.7)	(8.7)
Net cash provided by operating activities	18.9	23.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35.9)	(18.9)
Proceeds from sale of assets	2.8	—
Business acquisitions, net of cash acquired	(36.8)	(10.5)
Net cash used by investing activities	(69.9)	(29.4)
FINANCING ACTIVITIES
Proceeds from (payments on) revolving credit facility, net	48.3	(32.5)
Payments on term loans and other debt	(2.8)	(27.7)
Proceeds from term loans and other debt	2.2	—
(Payments on) proceeds from capital lease facilities, net	(3.5)	0.1
Issuance of 6.625% Senior Notes due 2027	—	350.0
Repurchase of 8.125% Senior Notes due 2021	—	(250.0)
Debt financing costs	—	(7.5)
Premium on early extinguishment of debt	—	(8.0)
Dividend paid to Parent	(13.0)	(5.0)
Dividend	—	(0.2)
Net cash provided by financing activities	31.2	19.2
Effect of exchange rate changes on cash	(2.0)	5.1
(Decrease) increase in cash and cash equivalents	(21.8)	18.2
Cash and cash equivalents at beginning of period	76.2	54.4
Cash and cash equivalents at end of period	$54.4	$72.6
Interest paid	$19.0	$16.5
Income taxes paid	$14.8	$8.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”). During the third quarter of 2018, the Company corrected its classification of the second quarter 2018 gain on sale of assets from non-operating to operating income. This reclassification was deemed immaterial and had no impact on net income.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted this standard effective January 1, 2018. Other components of

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

pension income and other postretirement benefits expense, net includes all amounts other than the service cost component. Such amounts are included on a separate line below operating income on the condensed consolidated statements of income. The new standard requires a retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. This resulted in the reclassification of the following amounts from previously-reported Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In millions)
Reclassification of expense to Cost of sales	$0.5	$1.5
Reclassification of income to Other components of pension income and other postretirement benefits expense, net	$(1.7)	$(4.7)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for the Company as of January 1, 2019. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, rather than as of the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the date of adoption. The Company’s implementation team is currently evaluating our lease portfolio, implementing a third-party lease accounting software solution to assist in our analysis, and updating our accounting policies and internal controls that will be impacted by the new standard. The Company is currently evaluating the impact of ASU 2016-02 and an estimate of the impact on the consolidated financial statements cannot be made at this time.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, “Income Statement—Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a retrospective application to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Tax Act”) is recognized. The Company is currently evaluating the impact of adopting this guidance.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 - Revenue

As discussed above in Note 2, effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers.” Substantially all of the Company’s contracts have a single performance obligation to transfer products to or, in limited cases perform services for, the customer. Accordingly, the Company recognizes revenue when its obligations under the contract terms are satisfied and control transfers to the customer. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for the good or service, including estimated provisions for rebates, discounts, returns and allowances. The Company sells its products both directly to customers, and in limited cases, through distributors, generally under agreements with payment terms between 30-90 days; the Company has no financing components.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 16% of the Company's total consolidated sales for the nine months ended September 30, 2018. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $37.2 million and $23.0 million at September 30, 2018 and December 31, 2017, respectively, are recorded as deferred revenue and included in accrued expenses and other in the condensed consolidated balance sheet.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $58.1 million and $40.1 million at September 30, 2018 and December 31, 2017, respectively, are recorded as unbilled contract revenue and included in other current assets in the condensed consolidated balance sheet.

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
September 30, 2018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
PRODUCT LINE
Supply Technologies	$135.0	$119.3	$419.9	$353.0
Engineered specialty fasteners and other products	20.1	20.9	62.3	62.8
Supply Technologies Segment	155.1	140.2	482.2	415.8

Fuel, rubber and plastic products	95.2	87.7	294.3	280.3
Aluminum products	50.9	40.2	150.4	112.9
Assembly Components Segment	146.1	127.9	444.7	393.2

Industrial equipment	76.0	70.6	228.9	199.5
Forged and machined products	37.1	13.5	96.4	38.4
Engineered Products Segment	113.1	84.1	325.3	237.9

Total revenues	$414.3	$352.2	$1,252.2	$1,046.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2018
GEOGRAPHIC REGION
United States	$101.3	$103.9	$65.8	$271.0
Europe	23.7	1.5	17.7	42.9
Asia	12.5	8.4	18.0	38.9
Mexico	13.4	9.5	1.9	24.8
Canada	3.4	22.3	6.3	32.0
Other	0.8	0.5	3.4	4.7
Total	$155.1	$146.1	$113.1	$414.3

Three Months Ended September 30, 2017
GEOGRAPHIC REGION
United States	$98.4	$92.2	$43.3	$233.9
Europe	15.1	0.9	14.6	30.6
Asia	10.3	8.1	16.2	34.6
Mexico	13.7	9.7	2.8	26.2
Canada	2.7	16.7	5.1	24.5
Other	—	0.3	2.1	2.4
Total	$140.2	$127.9	$84.1	$352.2

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2018
GEOGRAPHIC REGION
United States	$315.1	$315.0	$185.4	$815.5
Europe	75.3	3.9	56.8	136.0
Asia	39.6	24.9	44.6	109.1
Canada	10.2	73.6	17.2	101.0
Mexico	41.1	26.1	13.4	80.6
Other	0.9	1.2	7.9	10.0
Total	$482.2	$444.7	$325.3	$1,252.2

Nine Months Ended September 30, 2017
GEOGRAPHIC REGION
United States	$289.8	$286.4	$111.3	$687.5
Europe	45.8	2.8	51.1	99.7
Asia	31.0	22.3	40.6	93.9
Mexico	39.8	25.0	14.6	79.4
Canada	8.6	55.6	14.3	78.5
Other	0.8	1.1	6.0	7.9
Total	$415.8	$393.2	$237.9	$1,046.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net sales:
Supply Technologies	$155.1	$140.2	$482.2	$415.8
Assembly Components	146.1	127.9	444.7	393.2
Engineered Products	113.1	84.1	325.3	237.9
	$414.3	$352.2	$1,252.2	$1,046.9
Segment operating income:
Supply Technologies	$11.3	$10.2	$37.3	$32.8
Assembly Components	9.3	10.7	33.6	35.2
Engineered Products	12.2	5.6	27.4	12.4
Total segment operating income	32.8	26.5	98.3	80.4
Corporate costs	(7.6)	(7.2)	(25.3)	(20.9)
Gain on sale of assets	—	—	1.9	—
Litigation settlement gain	—	—	—	3.3
Operating income	25.2	19.3	74.9	62.8
Other components of pension income and other postretirement benefits expense, net	2.0	1.7	6.4	4.7
Interest expense, net	(9.0)	(7.8)	(26.2)	(23.1)
Loss on extinguishment of debt	—	—	—	(11.0)
Income before income taxes	$18.2	$13.2	$55.1	$33.4

NOTE 5 — Acquisitions

On February 1, 2018, the Company acquired Canton Drop Forge (“CDF”) for $35.6 million in cash. CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. Headquartered in Canton, Ohio, CDF is included in our Forged and Machined Products group in our Engineered Products segment.

The allocation of the purchase price is subject to finalization of the Company’s determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, and it could be materially different from the estimates presented below. The Company has not yet completed its analysis of the fair value of property, plant and equipment; intangible

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

assets; inventory; and deferred income taxes. The final allocation is expected to be completed as soon as practicable but no later than one year after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of CDF:

(In millions)
Net working capital	$19.9
Property, plant and equipment	15.8
Intangible assets	7.0
Goodwill	5.2
Net pension liability	(3.6)
Other long-term liabilities, including deferred income tax liabilities	(8.7)
Total purchase price (net of cash acquired of $1.2 million)	$35.6

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

Collectively, CDF and the 2017 acquisitions contributed sales of $36.8 million and $105.3 million, respectively, for the three and nine months ended September 30, 2018.

NOTE 6 — Inventories

Inventories, net consist of the following:

	September 30, 2018	December 31, 2017
	(In millions)
Finished goods	$176.6	$171.3
Work in process	49.8	43.9
Raw materials and supplies	81.7	67.6
LIFO reserve	1.3	—
Inventories, net	$309.4	$282.8

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims on products sold that may be incurred based on current and historical data. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the nine months ended September 30, 2018 and 2017:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	2018	2017
	(In millions)
January 1	$7.9	$7.1
Claims paid	(3.1)	(3.0)
Warranty expense	2.5	3.6
September 30	$7.3	$7.7

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period. Each quarter, the Company updates its estimated annual effective income tax rate, and if the estimated rate changes, a cumulative catch-up adjustment is made.

The effective income tax rates for the third quarter of 2018 and 2017 were 17.5% and 21.2%, respectively. The 2018 rate includes a $0.9 million benefit related to an adjustment of the Company’s estimated transition tax liability under the Tax Act. The transition tax liability, which was originally recorded as a provisional amount at December 31, 2017, was adjusted by the Company in the third quarter of 2018 in connection with completion of its 2017 federal income tax return. Excluding this Tax Act impact, the effective rate in the third quarter 2018 would have been 23.0%. This rate includes a benefit of approximately $2.0 million related to reversals of previously-recorded valuation allowances in certain foreign tax jurisdictions, partially offset by withholding tax expense of $0.4 million on repatriation of cash and tax expense of $0.5 million for a cumulative catch-up adjustment to the Company’s estimate of its 2018 annual effective rate. The effective rate in 2017 includes a benefit from the reversal of various income tax accruals totaling approximately $1.4 million relating to previous uncertain tax positions for which the statutes of limitations expired.

The effective income tax rates for the first nine months of 2018 and 2017 were 26.3% and 28.7%, respectively. The 2018 rate is lower than the corresponding rate in 2017 due primarily to the valuation allowance reversal benefit and withholding tax expense described above. The effective rate in 2017 includes the $1.4 million income tax accrual reversal described above.

As a result of the application of Staff Accounting Bulletin 118, the Company has recorded provisional amounts related to the reduction of its deferred tax assets and liabilities resulting from the statutory tax rate reduction and for the one-time transition tax provided for by the Tax Act at December 31, 2017. The Company adjusted the transition tax as of September 30, 2018 as described above, and continues to gather additional information to more precisely compute and finalize the impacts of these tax law changes during 2018. The Company expects to finalize its calculations and adjustments to provisional amounts, if any, in the fourth quarter of 2018.

For 2018, the Company is subject to several provisions of the Tax Act, including Global Intangible Low Tax Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and the interest limitation rules.  Due to the complexity of the GILTI tax rules, the Company is continuing to evaluate this provision and the application of ASU 740, “Income Taxes.”  U.S. GAAP permits the Company to make an accounting policy choice of either: (i) recognizing deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or (ii) providing for the tax expense related to GILTI as a period expense in the year the tax is incurred.  Given the complexity of the GILTI provisions, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI or to treat the tax expense as a period expense.  However, the Company has included an estimate of the 2018 current GILTI impact in the annual effective tax rate for the nine months ended September 30, 2018.  For the FDII and interest limitation provisions, the Company has also included an estimate of these provisions in the annual effective tax rate for the nine months ended September 30, 2018.  For the BEAT provision, the Company has not included an estimate of this provision in the annual effective tax rate for the nine months ended September 30, 2018 because the Company currently estimates that this provision will not apply in 2018.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

NOTE 9 — Financing Arrangements

Long-term debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2018	September 30, 2018	December 31, 2017
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.77%	173.0	124.7
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	24.6	27.0
Capital Leases	Various	Various	16.8	20.3
Other	Various	Various	23.1	19.9
Gross debt			587.5	541.9
Less current portion of long-term and short-term debt			(16.4)	(17.7)
Less unamortized debt issuance costs			(8.0)	(8.7)
Total long-term debt, net			$563.1	$515.5

In June 2018, the Company entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, the Company has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

In April 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

In December 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $24.6 million as of September 30, 2018, as well as a revolving credit facility for up to $11.8 million to fund working capital and general corporate needs. The full $24.6 million loan is outstanding as of September 30, 2018. No amounts have been drawn on the revolving credit facility as of September 30, 2018.

In August 2015, the Company entered into a Capital Lease Agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $16.8 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2018.

In October 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $5.4 million of borrowings outstanding under this agreement as of September 30, 2018, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	September 30, 2018	December 31, 2017
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$362.4	$380.6

NOTE 10 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the nine months ended September 30, 2018 is as follows:

	2018
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	342,859	$34.71	165,000	$38.10
Granted	248,200	39.54	—	—
Vested	(163,117)	40.07	(55,000)	38.10
Performance-based to time-based(a)	110,000	38.10	(110,000)	38.10
Cancelled or expired	(4,500)	37.55	—	—
Outstanding - end of period	533,442	$35.99	—	$—
(a) During the second quarter of 2018, 55,000 of the performance-based restricted shares granted in 2017 fully vested based on achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares converted to time-based awards, vesting over the remaining two years of the requisite service period.

Total stock-based compensation expense included in SG&A expenses during the first nine months of 2018 and 2017 was $6.5 million and $6.3 million, respectively. As of September 30, 2018, there was $12.3 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.1 years.

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

Our subsidiaries are involved in a number of contractual and warranty-related disputes. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In millions)
Service costs	$0.9	$0.6	$2.9	$1.9	$—	$—	$—	$—
Interest costs	0.6	0.4	1.7	1.3	0.1	0.1	0.2	0.2
Expected return on plan assets	(2.9)	(2.4)	(8.7)	(7.2)	—	—	—	—
Recognized net actuarial loss	0.1	0.3	0.3	0.9	0.1	—	0.1	0.1
Net periodic benefit (income) costs	$(1.3)	$(1.1)	$(3.8)	$(3.1)	$0.2	$0.1	$0.3	$0.3
Weighted average:
Discount rate for PBO			3.51%	3.91%			3.32%	3.63%
Discount rate for interest cost			3.08%	3.20%			2.89%	2.92%
Discount rate for service cost			3.60%	3.98%			3.70%	4.12%
Expected return on plan assets			8.25%	8.25%

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
January 1, 2018	$(11.6)	$(6.3)	$(17.9)
Currency translation(a)	(8.9)	—	(8.9)
Pension and OPEB activity	—	1.5	1.5
September 30, 2018	$(20.5)	$(4.8)	$(25.3)

January 1, 2017	$(30.8)	$(11.9)	$(42.7)
Currency translation(a)	18.9	—	18.9
Pension and OPEB activity	—	0.6	0.6
September 30, 2017	$(11.9)	$(11.3)	$(23.2)

(a)	No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, condensed consolidating statements of income and other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. The “Parent” reflected in the accompanying supplemental guarantor information is the Company, who is also an obligor of the Notes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Condensed Consolidating Balance Sheets
	September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.3	$54.1	$—	$54.4
Accounts receivable, net	—	194.9	92.9	—	287.8
Inventories, net	—	227.3	82.1	—	309.4
Receivable from affiliates	—	—	22.1	—	22.1
Other current assets	0.8	45.7	36.4	—	82.9
Total current assets	0.8	468.2	287.6	—	756.6
Investments in subsidiaries	601.0	326.0	—	(927.0)	—
Intercompany advances	373.5	82.0	196.0	(651.5)	—
Property, plant and equipment, net	5.7	125.0	77.3	—	208.0
Goodwill	—	64.1	39.5	—	103.6
Intangible assets, net	—	63.4	38.0	—	101.4
Other long-term assets	76.3	4.7	7.4	—	88.4
Total assets	$1,057.3	$1,133.4	$645.8	$(1,578.5)	$1,258.0

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$131.9	$49.8	$—	$181.7
Payable to affiliates	—	—	7.1	—	7.1
Current portion of long-term and short-term debt	—	5.6	10.8	—	16.4
Accrued expenses and other	12.3	54.0	42.5	—	108.8
Total current liabilities	12.3	191.5	110.2	—	314.0
Long-term liabilities, less current portion:
Debt	504.2	12.0	46.9	—	563.1
Other long-term liabilities	24.3	21.7	13.3	—	59.3
Total long-term liabilities	528.5	33.7	60.2	—	622.4
Intercompany advances	194.9	339.2	117.4	(651.5)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	308.4	569.0	344.8	(913.8)	308.4
Noncontrolling interests	13.2	—	13.2	(13.2)	13.2
Total equity	321.6	569.0	358.0	(927.0)	321.6
Total liabilities and equity	$1,057.3	$1,133.4	$645.8	$(1,578.5)	$1,258.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Condensed Consolidating Balance Sheets
	December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.2	$76.0	$—	$76.2
Accounts receivable, net	—	149.5	93.1	—	242.6
Inventories, net	—	198.9	83.9	—	282.8
Receivable from affiliates	0.6	—	17.8	—	18.4
Other current assets	0.9	34.8	25.2	—	60.9
Total current assets	1.5	383.4	296.0	—	680.9
Investments in subsidiaries	512.3	267.4	—	(779.7)	—
Intercompany advances	364.8	85.2	112.9	(562.9)	—
Property, plant and equipment, net	6.0	103.5	70.0	—	179.5
Goodwill	—	58.9	41.3	—	100.2
Intangible assets, net	—	60.0	39.5	—	99.5
Other long-term assets	72.0	3.4	10.8	—	86.2
Total assets	$956.6	$961.8	$570.5	$(1,342.6)	$1,146.3

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$121.8	$51.9	$—	$173.7
Payable to affiliates	—	—	7.1	—	7.1
Current portion of long-term and short-term debt	—	9.0	8.7	—	17.7
Accrued expenses and other	12.4	32.7	40.9	—	86.0
Total current liabilities	12.4	163.5	108.6	—	284.5
Long-term liabilities, less current portion:
Debt	455.3	9.3	50.9	—	515.5
Other long-term liabilities	25.3	16.7	12.3	—	54.3
Total long-term liabilities	480.6	26.0	63.2	—	569.8
Intercompany advances	171.6	289.5	101.8	(562.9)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	279.9	482.8	284.8	(767.6)	279.9
Noncontrolling interests	12.1	—	12.1	(12.1)	12.1
Total equity	292.0	482.8	296.9	(779.7)	292.0
Total liabilities and shareholder's equity	$956.6	$961.8	$570.5	$(1,342.6)	$1,146.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$917.6	$334.6	$—	$1,252.2
Cost of sales	2.1	776.5	269.5	—	1,048.1
Gross profit	(2.1)	141.1	65.1	—	204.1
Selling, general and administrative expenses	38.3	71.6	21.2	—	131.1
Gain on sale of assets	—	(1.9)	—	—	(1.9)
Income (loss) from subsidiaries	98.4	32.3	—	(130.7)	—
Operating income (loss)	58.0	103.7	43.9	(130.7)	74.9
Other components of pension income and other postretirement benefits expense, net	6.5	(0.1)	—	—	6.4
Interest expense, net	(23.9)	—	(2.3)	—	(26.2)
Income (loss) before income taxes	40.6	103.6	41.6	(130.7)	55.1
Income tax expense	—	(7.1)	(7.4)	—	(14.5)
Net income (loss)	40.6	96.5	34.2	(130.7)	40.6
Net (income) loss attributable to noncontrolling interests	(1.1)	—	(1.1)	1.1	(1.1)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$39.5	$96.5	$33.1	$(129.6)	$39.5

Total comprehensive income (loss), net of tax:
Net income (loss)	$40.6	$96.5	$34.2	$(130.7)	$40.6
Currency translation	(8.9)	—	(8.9)	8.9	(8.9)
Pension and OPEB activity	1.5	1.5	—	(1.5)	1.5
Total comprehensive income (loss), net of tax	33.2	98.0	25.3	(123.3)	33.2
Comprehensive (income) loss attributable to noncontrolling interest	(1.1)	—	(1.1)	1.1	(1.1)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$32.1	$98.0	$24.2	$(122.2)	$32.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$774.6	$272.3	$—	$1,046.9
Cost of sales	1.5	660.1	213.8	—	875.4
Gross profit	(1.5)	114.5	58.5	—	171.5
Selling, general and administrative expenses	22.7	55.7	33.6	—	112.0
Litigation settlement gain	—	(3.3)	—	—	(3.3)
Income (loss) from subsidiaries	75.4	16.1	—	(91.5)	—
Operating income (loss)	51.2	78.2	24.9	(91.5)	62.8
Other components of pension income and other postretirement benefits expense, net	4.7	—	—	—	4.7
Interest expense	(21.1)	—	(2.0)	—	(23.1)
Loss on extinguishment of debt	(11.0)	—	—	—	(11.0)
Income (loss) before income taxes	23.8	78.2	22.9	(91.5)	33.4
Income tax expense	—	(4.0)	(5.6)	—	(9.6)
Net income (loss)	23.8	74.2	17.3	(91.5)	23.8
Net income attributable to noncontrolling interests	(0.7)	—	(0.7)	0.7	(0.7)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$23.1	$74.2	$16.6	$(90.8)	$23.1

Total comprehensive income (loss), net of tax:
Net income (loss)	$23.8	$74.2	$17.3	$(91.5)	$23.8
Currency translation	18.9	—	18.9	(18.9)	18.9
Pension and OPEB activity	0.6	0.6	—	(0.6)	0.6
Total comprehensive income (loss), net of tax	43.3	74.8	36.2	(111.0)	43.3
Comprehensive income attributable to noncontrolling interests	(0.7)	—	(0.7)	0.7	(0.7)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$42.6	$74.8	$35.5	$(110.3)	$42.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$306.5	$107.8	$—	$414.3
Cost of sales	0.6	259.8	88.0	—	348.4
Gross profit	(0.6)	46.7	19.8	—	65.9
Selling, general and administrative expenses	12.9	25.8	2.0	—	40.7
Income (loss) from subsidiaries	34.5	14.5	—	(49.0)	—
Operating income (loss)	21.0	35.4	17.8	(49.0)	25.2
Other components of pension income and other postretirement benefits expense, net	2.1	(0.1)	—	—	2.0
Interest expense, net	(8.1)	—	(0.9)	—	(9.0)
Income (loss) before income taxes	15.0	35.3	16.9	(49.0)	18.2
Income tax expense	—	(1.4)	(1.8)	—	(3.2)
Net income (loss)	15.0	33.9	15.1	(49.0)	15.0
Net (income) loss attributable to noncontrolling interests	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$14.5	$33.9	$14.6	$(48.5)	$14.5

Total comprehensive income (loss), net of tax:
Net income (loss)	$15.0	$33.9	$15.1	$(49.0)	$15.0
Currency translation	(2.7)	—	(2.7)	2.7	(2.7)
Pension and OPEB activity	0.1	0.1	—	(0.1)	0.1
Total comprehensive income (loss), net of tax	12.4	34.0	12.4	(46.4)	12.4
Comprehensive (income) loss attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$11.9	$34.0	$11.9	$(45.9)	$11.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended September 30, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$258.4	$93.8	$—	$352.2
Cost of sales	0.5	220.6	74.4	—	295.5
Gross profit	(0.5)	37.8	19.4	—	56.7
Selling, general and administrative expenses	8.2	18.4	10.8	—	37.4
Income (loss) from subsidiaries	24.6	6.8	—	(31.4)	—
Operating income (loss)	15.9	26.2	8.6	(31.4)	19.3
Other components of pension income and other postretirement benefits expense, net	1.7	—	—	—	1.7
Interest expense	(7.2)	—	(0.6)	—	(7.8)
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	10.4	26.2	8.0	(31.4)	13.2
Income tax expense	—	(1.9)	(0.9)	—	(2.8)
Net income (loss)	10.4	24.3	7.1	(31.4)	10.4
Net income attributable to noncontrolling interests	(0.2)	—	(0.2)	0.2	(0.2)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$10.2	$24.3	$6.9	$(31.2)	$10.2

Total comprehensive income (loss), net of tax:
Net income (loss)	$10.4	$24.3	$7.1	$(31.4)	$10.4
Currency translation	7.5	—	7.5	(7.5)	7.5
Pension and OPEB activity	0.2	0.2	—	(0.2)	0.2
Total comprehensive income (loss), net of tax	18.1	24.5	14.6	(39.1)	18.1
Comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.2)	0.2	(0.2)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$17.9	$24.5	$14.4	$(38.9)	$17.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(50.5)	$38.5	$60.2	$(29.3)	$18.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(21.1)	(14.8)	—	(35.9)
Proceeds from sale of assets	—	2.8	—	—	2.8
Business acquisition	—	(35.6)	(1.2)	—	(36.8)
Net cash used in investing activities	—	(53.9)	(16.0)	—	(69.9)
FINANCING ACTIVITIES
Intercompany account change	15.2	19.1	(63.6)	29.3	—
Payments on revolving credit facility, net	48.3	—	—	—	48.3
Payments on term loans and other debt	—	(0.5)	(2.3)	—	(2.8)
Proceeds from term loans and other debt	—	0.1	2.1	—	2.2
Payments on capital lease facilities, net	—	(3.2)	(0.3)	—	(3.5)
Dividend paid to Parent	(13.0)	—	—	—	(13.0)
Net cash provided (used) by financing activities	50.5	15.5	(64.1)	29.3	31.2
Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)
Increase (decrease) in cash and cash equivalents	—	0.1	(21.9)	—	(21.8)
Cash and cash equivalents at beginning of period	—	0.2	76.0	—	76.2
Cash and cash equivalents at end of period	$—	$0.3	$54.1	$—	$54.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

	Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(32.8)	$36.2	$18.9	$1.0	$23.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.3)	(13.7)	(4.9)	—	(18.9)
Business acquisitions, net of cash acquired	—	(10.5)	—	—	(10.5)
Net cash used in investing activities	(0.3)	(24.2)	(4.9)	—	(29.4)
FINANCING ACTIVITIES
Intercompany account change	9.5	(10.6)	2.1	(1.0)	—
Payments on revolving credit facility, net	(32.5)	—	—	—	(32.5)
Payments on term loans and other debt	(23.4)	(0.4)	(3.9)	—	(27.7)
Proceeds from capital leases, net	—	(1.0)	1.1	—	0.1
Issuance of 6.625% Senior Notes due 2027	350.0	—	—	—	350.0
Redemption of 8.125% Senior Note due 2021	(250.0)	—	—	—	(250.0)
Debt financing costs	(7.5)	—	—	—	(7.5)
Premium on early extinguishment of debt	(8.0)	—	—	—	(8.0)
Dividend paid to Parent	(5.0)	—	—	—	(5.0)
Dividend	—	—	(0.2)	—	(0.2)
Net cash provided (used) by financing activities	33.1	(12.0)	(0.9)	(1.0)	19.2
Effect of exchange rate changes on cash	—	—	5.1	—	5.1
Increase in cash and cash equivalents	—	—	18.2	—	18.2
Cash and cash equivalents at beginning of period	—	—	54.4	—	54.4
Cash and cash equivalents at end of period	$—	$—	$72.6	$—	$72.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

NOTE 15 — Subsequent Event

On October 1, 2018, the Company acquired Hydrapower Dynamics Limited (“Hydrapower”) for $8.0 million in cash. Headquartered in Birmingham, England, Hydrapower is a manufacturer of fluid handling systems incorporating hoses, manipulated tubes and fabricated assemblies for the bus and truck, automotive, agricultural and construction end markets. Hydrapower will be included in our Assembly Components segment from the date of acquisition.

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the following industries: ferrous and non-ferrous metals; silicon; coatings; forging; foundry; heavy-duty truck; construction equipment; automotive; oil and gas; locomotive and rail manufacturing; and aerospace and defense.

Sales and segment operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

2018 Acquisition

On February 1, 2018, the Company acquired Canton Drop Forge, Inc. (“CDF”) for $35.6 million in cash. CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. CDF, which is headquartered in Canton, Ohio, is included in our Forged and Machined Products group within our Engineered Products segment from the date of acquisition.

Subsequent Event

On October 1, 2018, the Company acquired Hydrapower Dynamics Limited (“Hydrapower”) for $8.0 million in cash. Headquartered in Birmingham, England, Hydrapower is a manufacturer of fluid handling systems incorporating hoses, manipulated tubes and fabricated assemblies for the bus and truck, automotive, agricultural and construction end markets. Hydrapower will be included in our Assembly Components segment from the date of acquisition.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in millions)
Net sales	$414.3	$352.2	$62.1	17.6%
Cost of sales	348.4	295.5	52.9	17.9%
Gross profit	65.9	56.7	9.2	16.2%
Gross margin	15.9%	16.1%
Selling, general and administrative (“SG&A”) expenses	40.7	37.4	3.3	8.8%
SG&A as a percentage of net sales	9.8%	10.6%
Operating income	25.2	19.3	5.9	30.6%
Other components of pension income and other postretirement benefits expense, net	2.0	1.7	0.3	17.6%
Interest expense, net	(9.0)	(7.8)	(1.2)	15.4%
Income before income taxes	18.2	13.2	5.0	37.9%
Income tax expense	(3.2)	(2.8)	(0.4)	14.3%
Net income	15.0	10.4	4.6	44.2%
Net income attributable to noncontrolling interest	(0.5)	(0.2)	(0.3)	*
Net income attributable to Park-Ohio Industries Inc. common shareholder	$14.5	$10.2	$4.3	42.2%
*Calculation not meaningful

Net Sales

Net sales increased 17.6%, to $414.3 million in the third quarter of 2018, compared to $352.2 million in the same period in 2017, due primarily to organic growth of 7% driven by higher end-market demand for our products in all three of our business segments and sales from the 2018 acquisition of CDF and the fourth quarter 2017 acquisitions of Heads and All Threads (“HAT”) and an injection molding business, which aggregated $36.8 million in the third quarter of 2018.

The factors explaining the changes in segment net sales for the three months ended September 30, 2018 compared to the corresponding 2017 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $348.4 million in the third quarter of 2018, compared to $295.5 million in the same period in 2017. The increase in cost of sales was primarily due to the increase in net sales for the 2018 period compared to the third quarter of 2017.

Gross margin was 15.9% in the third quarter of 2018 compared to 16.1% in the same period in 2017. The decrease was due to the impact of sales mix, as well as lower margins in our Assembly Components segment as explained more fully in the “Segment Results” section below.

SG&A Expenses

SG&A expenses increased to $40.7 million, or 9.8% of sales, in the third quarter of 2018 compared to $37.4 million, or 10.6% of sales, in the same period in 2017. The increase in SG&A expenses on a dollar basis was due primarily to SG&A expenses of CDF and the acquisitions completed in the fourth quarter of 2017, as well as higher sales and profit in 2018. The decrease in SG&A expenses as a percentage of net sales was due primarily to fixed SG&A expenses spread over a higher sales base.

Other Components of Pension Income and Other Postretirement Benefits Expense, Net

In accordance with the adoption of Accounting Standards Codification 2017-07, as of January 1, 2018, the Company revised its presentation of total pension income and other postretirement benefit (“OPEB”) expense, net of $1.1 million. Third quarter 2018 pension and OPEB service cost of $0.9 million is included in operating income, and Other components of pension income and OPEB expense, net totaling $2.0 million of income is included on a separate line in the condensed consolidated statements of income. The corresponding amounts for third quarter of 2017, which were pension and OPEB service cost of $0.6 million and other components of pension income and OPEB expense, net of $1.7 million of income, have been reclassified to conform to the current year presentation.

Interest Expense

Interest expense was higher in the third quarter of 2018 due primarily to higher outstanding borrowings in the third quarter of 2018 compared to the third quarter of 2017. The higher borrowings were primarily under the Company’s revolving credit facility to fund the acquisition of CDF in 2018 and the 2017 acquisitions, and higher working capital due to higher sales levels. The impact of the higher outstanding borrowings on our interest expense was partially offset by lower effective borrowing rates in the 2018 period compared to the comparable 2017 period, due primarily to the Company’s debt refinancing in April 2017.

Income Tax Expense

The effective income tax rates were 17.5%, in the third quarter of 2018 compared to 21.2% in the corresponding period in 2017. The 2018 rate includes a $0.9 million benefit related to an adjustment of the Company’s estimated transition tax liability under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). Excluding this Tax Act impact, the effective rate in the third quarter 2018 would have been 23.0%. This rate includes a benefit of approximately $2.0 million related to reversals of previously-recorded valuation allowances in certain foreign tax jurisdictions, partially offset by withholding tax expense of $0.4 million on repatriation of cash and tax expense of $0.5 million for a cumulative catch-up adjustment to the Company’s estimate of its 2018 annual effective rate. The effective rate in 2017 includes a benefit from the reversal of various income tax accruals totaling approximately $1.4 million relating to previous uncertain tax positions for which the statutes of limitations expired.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Dollars in millions)
Net sales	$1,252.2	$1,046.9	$205.3	19.6%
Cost of sales	1,048.1	875.4	172.7	19.7%
Gross profit	204.1	171.5	32.6	19.0%
Gross margin	16.3%	16.4%
SG&A expenses	131.1	112.0	19.1	17.1%
SG&A expenses as a percentage of net sales	10.5%	10.7%
Gain on sale of assets	(1.9)	—	1.9	*
Litigation settlement gain	—	(3.3)	3.3	*
Operating income	74.9	62.8	12.1	19.3%
Other components of pension income and other postretirement benefits expense, net	6.4	4.7	1.7	36.2%
Interest expense	(26.2)	(23.1)	(3.1)	13.4%
Loss on extinguishment of debt	—	(11.0)	11.0	*
Income before income taxes	55.1	33.4	21.7	65.0%
Income tax expense	(14.5)	(9.6)	(4.9)	51.0%
Net income	40.6	23.8	16.8	70.6%
Net income attributable to noncontrolling interests	(1.1)	(0.7)	(0.4)	57.1%
Net income attributable to Park-Ohio Industries Inc. common shareholder	$39.5	$23.1	$16.4	71.0%
* Calculation not meaningful

Net Sales

Net sales increased 19.6%, to $1,252.2 million in the first nine months of 2018, compared to $1,046.9 million in the same period in 2017, due primarily to organic growth of 10% driven by higher end-market demand for our products in all three of our business segments and sales from the 2018 acquisition of CDF and acquisitions completed in 2017, which aggregated $105.3 million in the first nine months of 2018.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2018 compared to the corresponding 2017 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased to $1,048.1 million in the first nine months of 2018, compared to $875.4 million in the same period in 2017. The increase in cost of sales was primarily due to the increase in net sales during the 2018 period compared to the same period in 2017.

Gross margin was comparable year-over-year at 16.3% in the first nine months of 2018 and 16.4% in the first nine months of 2017.

SG&A Expenses

SG&A expenses increased to $131.1 million in the first nine months of 2018, compared to $112.0 million in the same period in 2017. The increase is primarily due to the SG&A expenses of CDF and the acquisitions completed in 2017, as well as higher sales and profit in 2018. SG&A expenses as a percent of sales was comparable year-over-year at 10.5% in the first nine months of 2018 and 10.7% in the first nine months of 2017.
Gain on Sale of Assets

During the first nine months of 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.

Litigation Settlement Gain

During the first nine months of 2017, the Company paid $4.0 million to settle litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.

Other Components of Pension Income and Other Postretirement Benefits Expense, Net

In accordance with the adoption of Accounting Standards Codification 2017-07, as of January 1, 2018, the Company revised its presentation of total pension income and OPEB expense, net of $3.5 million. For the nine months ended September 30, 2018, pension and OPEB service cost of $2.9 million is included in operating income, and Other components of pension and OPEB expense, net totaling $6.4 million of income is included on a separate line in the condensed consolidated statements of income. The corresponding amounts for the first nine months of 2017, which were pension and OPEB service cost of $1.9 million and other components of pension income and OPEB expense, net of $4.7 million of income, have been reclassified to conform to the current year presentation.

Interest Expense

Interest expense was higher in the 2018 period due primarily to higher outstanding borrowings in the first nine months of 2018 compared to the same period a year ago. The higher borrowings were primarily under the Company’s revolving credit facility to fund the acquisition of CDF in 2018 and the 2017 acquisitions, and higher working capital due to higher sales levels. The impact of the higher outstanding borrowings on our interest expense was partially offset by lower effective borrowing rates in the 2018 period compared to the comparable 2017 period, due primarily to the Company’s debt refinancing in April 2017.

Loss on Extinguishment of Debt

During the first nine months of 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense

The effective income tax rates were 26.3% in the nine months ended September 30, 2018 compared to 28.7% in the corresponding period in 2017. The 2018 rate is lower than the corresponding rate in 2017 due primarily to the valuation allowance reversal benefit and withholding tax expense described in the three-month discussion above. The effective rate in 2017 includes a benefit from the reversal of various income tax accruals totaling approximately $1.4 million relating to previous uncertain tax positions for which the statutes of limitations expired.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$155.1	$140.2	$482.2	$415.8
Segment operating income	$11.3	$10.2	$37.3	$32.8
Segment operating income margin	7.3%	7.3%	7.7%	7.9%

Three months ended September 30:

Net sales increased 11% in the three months ended September 30, 2018 compared to the 2017 period due primarily to organic growth of 4% and the sales from our October 2017 acquisition of HAT. The organic growth was due primarily to higher customer demand in most of the Company's end markets, including the Company’s truck and truck-related market, which was up 27% year-over-year, and the Company’s aerospace and defense market, which was up 43% year-over-year. In our fastener manufacturing business, sales in the 2018 period were in line with the comparable period a year ago.

Segment operating income increased by $1.1 million due to the favorable impact of higher sales in the 2018 period compared to the same period a year ago. Segment operating income margin was 7.3% in the third quarter of both years.

Nine months ended September 30:

Net sales increased 16% in the nine months ended September 30, 2018 compared to the 2017 period due primarily to organic growth of 8% and the sales from our 2017 acquisitions of HAT in October 2017 and Aero-Missile Components Inc. (“AMC”) in May 2017. The organic growth was due primarily to higher customer demand in most of the Company's end markets, including the Company’s truck and truck-related market, which was up 31% year-over-year, and the Company’s aerospace and defense market, which was up 39% year-over-year. In our fastener manufacturing business, sales in the 2018 period were in line with the comparable period a year ago.

Segment operating income increased by $4.5 million due to the favorable impact of higher sales in the 2018 period compared to a year ago. Segment operating income margin decreased slightly to 7.7% compared to 7.9% in the corresponding period of 2017, due to sales mix.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$146.1	$127.9	$444.7	$393.2
Segment operating income	$9.3	$10.7	$33.6	$35.2
Segment operating income margin	6.4%	8.4%	7.6%	9.0%

Three months ended September 30:

Net sales were 14% higher in the 2018 period compared to the 2017 period due primarily to higher sales volumes in our aluminum product line and the December 2017 acquisition of an injecting moldings business. The increase in sales in our aluminum product line was due to new programs, which more than offset lower volumes in our fuel products line.

Segment operating income in the 2018 period decreased by $1.4 million, and segment operating income margin decreased to 6.4% from 8.4% in the corresponding period of 2017.  These decreases were due primarily to sales mix and start-up costs related to new facilities in China and Mexico.  These factors were partially offset by the benefit of higher sales volumes in our aluminum product line.

Nine months ended September 30:

Net sales were 13% higher in the 2018 period compared to the 2017 period due primarily to higher sales volumes in our aluminum product line and the December 2017 acquisition of an injecting moldings business. The increase in sales in our aluminum product line was due to new programs.

Segment operating income in the 2018 period decreased by $1.6 million, and segment operating income margin decreased to 7.6% from 9.0% in the corresponding period of 2017, due to the factors in the three-month discussion above.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$113.1	$84.1	$325.3	$237.9
Segment operating income	$12.2	$5.6	$27.4	$12.4
Segment operating income margin	10.8%	6.7%	8.4%	5.2%

Three months ended September 30:

Net sales were 34% higher in the 2018 period compared to the 2017 period due primarily to organic growth of 10% and sales from the CDF acquisition of $20.6 million. The organic growth was driven by increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2018 period increased by $6.6 million and segment operating income margin improved to 10.8% compared to 6.7% in the corresponding 2017 period. These increases were driven by the higher sales in the 2018 quarter compared to the same quarter a year ago and the acquisition of CDF.

Nine months ended September 30:

Net sales were 37% higher in the 2018 period compared to the 2017 period due primarily to organic growth of 15% and sales from the CDF acquisition of $50.5 million. The organic growth was driven by increased customer demand for our induction heating and pipe threading products.

Segment operating income in the 2018 period increased by $15.0 million and segment operating income margin improved to 8.4% compared to 5.2% in the corresponding 2017 period. These increases were driven by the higher sales in the 2018 period compared to the same period a year ago and the acquisition of CDF.

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

We are exposed to market risk, including changes in interest rates. As of September 30, 2018, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.3 million during the nine-month period ended September 30, 2018.

Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income/loss in the Shareholders' equity section of the Consolidated Balance Sheets. Sales and expenses at our foreign operations are translated into U.S. dollars at the applicable monthly average exchange rates. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

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

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2018:

We were a co-defendant in approximately 86 cases asserting claims on behalf of approximately 188 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are three asbestos cases, involving 19 plaintiffs, that plead specified damages against named defendants. In each of the three cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In two cases, the plaintiff has alleged three counts at $3 million compensatory and punitive damages each; one count at $3 million compensatory and $1 million punitive damages; one count at $1 million. In the third case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 million compensatory damages for the fifth cause of action.

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
Date: November 13, 2018