Form 10-K
period 2018-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2019-03-21
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of February 28, 2019, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Park-Ohio Industries, Inc.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2018

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

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2018, we employed approximately 7,300 people.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2018	$636.8 million	$578.3 million	$443.0 million
SELECTED PRODUCTS
Sourcing, planning and procurement of over 245,000 production components, including:
• Fasteners
• Pins
• Valves
• Hoses
• Wire harnesses
• Clamps and fittings
• Rubber and plastic components
• Other Class C and MRO products
		• Fuel filler assemblies • Gasoline direct injection systems • Extruded and molded rubber and thermoplastic products • Control arms • Knuckles • Engine cradles and brackets • Oil pans	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products
SELECTED INDUSTRIES SERVED
• Heavy-duty truck
• Power sports and recreational equipment
• Aerospace and defense
• Semiconductor equipment
• Electrical distribution and controls
• Consumer electronics
• Bus and coaches
• Automotive
• Agricultural and construction equipment
• HVAC
• Lawn and garden
• Plumbing
• Medical
		• Automotive and light vehicle • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment • Bus	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Automotive • Oil and gas • Rail • Aerospace and defense • Power generation

The Company consists of the following segments:

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate more than 60 logistics service centers in the United States, Mexico, Canada, Czech Republic, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Malaysia, Northern Ireland and Ireland, as well as production sourcing and support centers in the United States and Asia. Through our supply chain management programs, we supply more than 245,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
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
Total Supply Management™ is typically provided to customers pursuant to sole-source arrangements. We believe our approach distinguishes us from traditional buy/sell distributors, as well as manufacturers who supply products directly to customers, because we provide the supply chain management of our customers’ high-volume production components. We administer the processes customized to each customer’s needs by replacing numerous current suppliers with a sole-source relationship with Supply Technologies. Our highly-developed, customized information systems provide global transparency and flexibility through the complete supply chain. This enables our customers to: (1) significantly reduce the direct and indirect cost of production component processes by outsourcing internal purchasing, quality assurance and inventory fulfillment responsibilities; (2) reduce the amount of working capital invested in inventory and floor space; (3) reduce component costs through purchasing efficiencies, including bulk buying and supplier consolidation; and (4) receive technical expertise in production component selection, design and engineering. Our sole-source arrangements foster long-term, entrenched supply relationships with our customers and, as a result, the average tenure of service for our top 50 Supply Technologies clients exceeds ten years. Supply Technologies also supplies wholesale industrial products to other manufacturers and distributors pursuant to master or authorized distributor relationships.
The Supply Technologies segment also engineers and manufactures precision cold-formed and cold-extruded fasteners and other products, including locknuts, SPAC® nuts, SPAC® bolts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. Supply Technologies produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and rail industries.
In 2018, the Company made two acquisitions in this segment totaling a cash purchase price of $3.5 million. Both acquired companies distribute products into the aerospace and defense end markets.
Markets and Customers. For the year ended December 31, 2018, approximately 66% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its approach to over 8,700 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 30% of the sales of Supply Technologies in 2018 and 2017. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

Competition. A limited number of companies compete with Supply Technologies to provide supply management services for production parts and materials. Supply Technologies competes primarily on the basis of its Total Supply Management™ approach, including engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support, and its geographic reach, extensive product selection, price and reputation for high service levels. Numerous U.S. and foreign companies compete with Supply Technologies in manufacturing cold-formed and cold-extruded products.

Assembly Components

Assembly Components manufactures products oriented towards fuel efficiency and reduced emission standards. Assembly Components designs, develops and manufactures: aluminum products; highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; and flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products, coupled with Turbo Enabled engines, make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 or 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels. In addition, our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that have the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. We also provide machining to our aluminum products customers.
In October 2018, the Company acquired Hydrapower Dynamics Limited (“Hydrapower”) for $7.8 million in cash. Headquartered in Birmingham, England, Hydrapower is a manufacturer of fluid handling systems incorporating hoses, manipulated tubes and fabricated assemblies for the bus and truck, automotive, agricultural and construction end markets. Hydrapower is included in our Assembly Components segment results from the date of acquisition.
Assembly Components operates more than 25 manufacturing facilities and two technical offices in the United States, Mexico, China, England and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers. For the year ended December 31, 2018, approximately 71% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 51% of segment sales for 2018 and 2017. These sales, across multiple operating divisions, are through sole source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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

Engineered Products

Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in more than 10 domestic facilities throughout the United States and more than 20 international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India, Japan, Spain and Brazil.
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

In February 2018, the Company completed the acquisition of Canton Drop Forge, Inc. (“CDF”) for $35.6 million in cash. CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. CDF is included in our Engineered Products segment results from the date of acquisition.

Markets and Customers. For the year ended December 31, 2018, approximately 57% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog is not a meaningful measure, as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2018 was $226.1 million, compared with $173.2 million as of December 31, 2017. Nearly all of Engineered Products’ backlog as of December 31, 2018 is scheduled to be shipped in 2019.

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
As of December 31, 2018, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2019, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 37% and 8% of our net sales during the year ended December 31, 2018 from the automotive and heavy-duty truck industries, respectively.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2018, our ten largest customers accounted for approximately 32% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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
Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Matthew Crawford, our Chairman and Chief Executive Officer, and Edward Crawford, our President, as well as the president of each of our operating units. An event of default occurs under our revolving credit facility if Messrs. M. Crawford and E. Crawford or certain of their related parties own in the aggregate less than 15% of Holdings’ outstanding common stock and, if at such time, neither Mr. M. Crawford nor Mr. E. Crawford holds the office of chairman, chief executive officer or president. The loss of the services of Messrs. M. Crawford and E. Crawford, senior and executive officers, and/or other key individuals could have a material adverse effect on our financial condition, liquidity and results of operations.
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
Our supply of raw materials for our Assembly Components and Engineered Products businesses could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due various factors.
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
As of December 31, 2018, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 510 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
We operate and source internationally, which exposes us to the risks of doing business abroad.
Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	potential disruption that could be caused by the partial or complete reconfiguration of the European Union;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	the potential for nationalization of enterprises;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	increasingly complex laws and regulations concerning privacy and data security, including the European Union's General Data Protection Regulation;

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which UK voters approved an exit from the European Union (“EU”). The June 2016 referendum result, and the subsequent commencement of the official withdrawal process by the UK government in March 2017, has created uncertainties affecting business operations in the UK and the EU. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The long term effects of Brexit will depend on any agreements the UK makes to retain access to EU markets, either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.  It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the UK and the EU through potential restrictions on the free movement of goods and labor between the UK and the EU, create economic and political uncertainty in the region, and create other impediments to our ability to transact within and between the UK and EU.
We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Changes in tax policy, trade regulations or trade agreements, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.
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

U.S. federal income tax reform could adversely affect us.
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), was signed into law, significantly reforming the U.S. Internal Revenue Code.  The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, creates a new minimum tax on certain foreign-sourced earnings and modifies or repeals many business deductions and credits. The TCJA contains  many provisions which continue to be clarified through new regulations and we continue to examine the impact the TCJA may have on our business.

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

We may experience breaches of, or disruptions to, our information technology systems, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.
We utilize information technology systems in connection with our business operations, including processing orders, managing inventory and accounts receivable collections, purchasing products, maintaining cost-effective operations, routing and re-routing orders. We also depend on our information technology systems to maintain confidential, proprietary and personal information relating to our current, former and prospective employees, customers and other third parties in these systems and in systems of third-party providers who we engage in connection with the processing and storage of certain information. Our information technology systems and those of our third-party providers are subject to disruptions or damage, which may be caused by a wide array of causes, including telecommunications failures, computer failures, power outages, computer viruses, cybersecurity breaches and other intrusions, which could result in the disruption of our operations, or information misappropriation, such as theft of intellectual property or inappropriate disclosure of personal and confidential information. In addition, we could also experience data or cybersecurity breaches stemming from the intentional or negligent acts of our employees or other third parties. To the extent our information technology systems are disabled for a long period of time, key business processes could be interrupted. Any such operational disruptions and/or misappropriation of information, whether in systems we maintain or are maintained by others, could have a material adverse effect on our business. In addition, any such damage, compromise or breach to our systems or those of our vendors, could result in a violation of privacy and other laws, and expose us to significant legal and financial liability.
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
As of December 31, 2018, we had goodwill of $103.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note 5, Goodwill, to the consolidated financial statements included elsewhere herein.
Our Chairman of the Board and Chief Executive Officer and our President collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2018, Matthew Crawford, our Chairman of the Board and Chief Executive Officer, and Edward Crawford, our President, collectively beneficially owned approximately 29% of Holdings’ common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2018, our operations included numerous manufacturing and supply chain logistics services facilities located in 25 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2018.

Related Industry Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Carnegie, PA	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Solon, OH	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Conneaut, OH	Leased/Owned	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Lobelville, TN	Owned	Manufacturing
	Rootstown, OH	Owned	Manufacturing
	Cleveland, OH	Leased/Owned	Manufacturing
	Wapakoneta, OH	Owned	Manufacturing
	Angola, IN	Owned	Manufacturing
	Huntington, IN	Leased	Manufacturing
	Fremont, IN	Owned	Manufacturing
	Big Rapids, MI	Owned	Manufacturing
	Acuna, Mexico	Owned	Manufacturing
ENGINEERED	Cicero, IL	Owned	Manufacturing
PRODUCTS	Cuyahoga Heights, OH	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Canton, OH	Owned	Manufacturing
	Newport, AR	Leased	Manufacturing
	Warren, OH	Owned	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Canton, OH	Leased	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Wickliffe, OH	Owned	Manufacturing
	Valencia, Spain	Owned	Manufacturing
	Euclid, OH	Leased	Manufacturing
	Albertville, AL	Leased	Office
	Chennai, India	Owned	Manufacturing
	Leini, Italy	Leased	Manufacturing

(1)	Each segment has other facilities, none of which is deemed to be a principal facility.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2018:

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
There are three asbestos cases, involving 19 plaintiffs, that plead specified damages against named defendants. In each of the three cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In two cases, the plaintiff has alleged three counts at $3.0 million compensatory and punitive damages each; one count at $3.0 million compensatory and $1.0 million punitive damages; one count at $1.0 million. In the third case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 million compensatory damages for the fifth cause of action.
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
In August 2013, we received a subpoena from the staff of the SEC in connection with the staff’s investigation of a third party. At that time, we also learned that the Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with its initial response to the staff’s subpoena, we disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of us to a foreign tax official that implicates the Foreign Corrupt

Practices Act. The Holdings' Board of Directors formed a special committee to review the Company’s transactions with the third party and to make any recommendations to the Holdings' Board of Directors with respect thereto. The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations. With respect to our disclosure, we have not heard anything from the SEC since 2014 and we do not expect to hear anything further from it, but we will cooperate with the SEC to the extent that it requests any additional information. Accordingly, we do not plan on providing any future disclosure regarding this matter unless circumstances change.

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

2018 Acquisitions

On February 1, 2018, the Company acquired Canton Drop Forge, Inc. (“CDF”) for $35.6 million in cash. CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. Headquartered in Canton, Ohio, CDF is included in our Engineered Products segment.

On October 1, 2018, the Company acquired Hydrapower Dynamics Limited (“Hydrapower”) for $7.8 million in cash acquired. Headquartered in Birmingham, England, Hydrapower is a manufacturer of fluid handling systems incorporating hoses, manipulated tubes and fabricated assemblies for the bus and truck, automotive, agricultural and construction end markets. Hydrapower is included in our Assembly Components segment.

During 2018, the Company made two acquisitions, both in its Supply Technologies segment, totaling a cash purchase price of $3.5 million. Both acquired companies distribute products into the aerospace and defense end markets.
The results of operations of the 2018 acquisitions are included in our consolidated results from their respective acquisition dates. Collectively, the 2018 acquisitions contributed $72.3 million of sales for the year ended December 31, 2018.

RESULTS OF OPERATIONS

2018 Compared with 2017 and 2017 Compared with 2016

				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,658.1	$1,412.9	$1,276.9	$245.2	17%	$136.0	11%
Cost of sales ("COS")	1,386.6	1,180.1	1,075.7	206.5	17%	104.4	10%
Gross profit	271.5	232.8	201.2	38.7	17%	31.6	16%
Gross profit as a percentage of net sales	16.4%	16.5%	15.8%
Selling, general and administrative ("SG&A") expenses	175.1	151.5	133.3	23.6	16%	18.2	14%
SG&A expenses as a percentage of net sales	10.6%	10.7%	10.4%
Gain on sale of assets	(1.9)	—	—	(1.9)	*	—	*
Litigation settlement gain	—	(3.3)	—	3.3	*	(3.3)	*
Asset impairment charge	—	—	4.0	—	*	(4.0)	*
Operating income	98.3	84.6	63.9	13.7	16%	20.7	32%
Other components of pension income and other postretirement benefits expense, net	8.8	6.4	6.2	2.4	38%	0.2	3%
Interest expense, net	(34.4)	(31.5)	(28.2)	(2.9)	9%	(3.3)	12%
Loss on extinguishment of debt	—	(11.0)	—	11.0	*	(11.0)	*
Income before income taxes	72.7	48.5	41.9	24.2	50%	6.6	16%
Income tax expense	(16.8)	(17.7)	(9.2)	0.9	(5)%	(8.5)	92%
Net income	55.9	30.8	32.7	25.1	81%	(1.9)	(6)%
Net income attributable to noncontrolling interest	(1.6)	(1.0)	(0.5)	(0.6)	*	(0.5)	*
Net income attributable to ParkOhio common shareholder	$54.3	$29.8	$32.2	$24.5	82%	$(2.4)	(7)%

* Calculation not meaningful

2018 Compared with 2017

Net Sales
Net sales increased 17% to $1,658.1 million in 2018 compared to $1,412.9 million in 2017. The increase in net sales was driven by organic growth of 8%, primarily due to higher end-market demand for products in all three of our business segments, and the sales from our acquisitions in 2018 and 2017, which contributed 9% of the increase.
Cost of Sales & Gross Profit
Cost of sales increased 17% to $1,386.6 million in 2018 compared to $1,180.1 million in 2017. The increase in cost of sales was primarily due to the increase in net sales of 17%, described above. Our gross margin percentage was comparable year-over-year at 16.4% in 2018 compared to 16.5% in 2017, as the profit flow-through from higher sales in 2018 was offset by lower margins in our Assembly Components segment, which is explained more fully in the “Segment Results” section below.

SG&A Expenses
SG&A expenses increased to $175.1 million in 2018 from $151.1 million in 2017, driven by SG&A expenses from our acquisitions, as well as higher sales and profit in 2018. SG&A expenses as a percentage of net sales decreased to 10.6% in 2018 compared to 10.7% in 2017.
Gain on Sale of Assets

During 2018, the Company sold land to a third party, resulting in cash proceeds of $2.8 million and a pre-tax gain on sale of $1.9 million.
Litigation Settlement Gain

During 2017, the Company paid $4.0 million to settle the IPSCO litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.
Other Components of Pension Income and Other Postretirement Benefits (“OPEB”) Expense, Net

In accordance with the adoption of Accounting Standards Codification 2017-07, as of January 1, 2018, the Company revised its presentation of total pension income and OPEB expense. Amounts recorded in the consolidated statements of income were as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in millions)
Pension and OPEB service cost recorded in COS and SG&A expenses	$3.7	$2.4
Other components of pension income and OPEB expense, net	(8.8)	(6.4)
Total income, net	$(5.1)	$(4.0)

The service costs are recorded in operating income, and Other components of pension income and OPEB expenses are recorded on a separate line in the consolidated statements of income. Prior year amounts have been reclassified to conform to the 2018 presentation.

Interest Expense, Net

Interest expense increased to $34.4 million in 2018 from $31.5 million in 2017, due primarily to higher average outstanding borrowings in 2018 compared to 2017. The higher borrowings were primarily under the Company’s revolving credit facilities to fund the acquisitions in 2018, and to fund higher working capital due to higher sales levels in 2018 compared to 2017. The impact of the higher outstanding borrowings in 2018 on our interest expense was partially offset by lower effective borrowing rates in 2018 compared to 2017, due primarily to the Company’s debt refinancing in April 2017. Our average effective borrowing rates were 5.8% in 2018 compared to 6.1% in 2017.

Loss on Extinguishment of Debt

During 2017, we incurred $11.0 million of expenses related to our debt refinancing activities. Such expenses included tender premiums, bank and other fees and accelerated amortization of certain debt issuance costs previously capitalized related to our former borrowings.

Income Tax Expense
The provision for income taxes was $16.8 million in 2018 (an effective rate of 23.1%) compared to a provision of $17.7 million in 2017 (an effective rate of 36.6%). The lower rate in 2018 is due primarily to: (1) the favorable impact of the lower statutory income tax rate in the U.S. in 2018, which decreased from 35% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act (the “TCJA”); (2) a benefit of approximately $3.0 million related to reversals of previously-recorded valuation allowances in certain foreign tax jurisdictions; and (3) net tax expense of $4.2 million in 2017 related to adoption of the TCJA that did not repeat in 2018. The $4.2 million of net expense related to adoption of the TCJA in 2017 included expense of $14.2 million for the transition tax and a tax benefit of $10.0 million from the adjustment of deferred tax assets and liabilities to reflect the decrease in the corporate income tax rate.

2017 Compared with 2016

Net Sales

Net sales increased 11% to $1,412.9 million in 2017 compared to $1,276.9 million in 2016. The increase in net sales was primarily due to higher end market demand for products in our Supply Technologies and Engineered Products segments, and the 2017 sales contributions from both our GH Electrotermia S.A. (“GH”) acquisition completed at the end of 2016 and the 2017 acquisitions of Aero-Missile Components Inc. (“AMC”) and Heads & All Threads Ltd. (“HAT”). Excluding the impact of the acquisitions, net sales grew by 5% in 2017 compared to 2016.
Cost of Sales & Gross Profit

Cost of sales increased 10% to $1,180.1 million in 2017 compared to $1,075.7 million in 2016. The increase in cost of sales was primarily due to the increase in net sales of 11% described above. Our gross margin percentage was 16.5% in  2017  compared to 15.8% in 2016. This 70 basis point improvement was primarily due to the profit flow-through from higher sales in 2017, the benefit of cost reduction actions taken in 2016, and favorable product mix.

SG&A Expenses

SG&A expenses increased to $151.5 million in 2017 from $133.3 million in 2016, driven by SG&A expenses from the acquisitions, as well as the higher sales levels in 2017. SG&A expenses as a percentage of sales were relatively consistent year-over-year, at 10.7% in 2017 compared to 10.4% in 2016.
Litigation Settlement Gain

During 2017, the Company paid $4.0 million to settle the IPSCO litigation. In connection with the settlement, the Company recognized $3.3 million of income related to the reversal of its excess litigation liability.
Asset Impairment Charge

An asset impairment charge of $4.0 million was recorded in 2016 due to the accelerated end of production in certain programs with an automotive customer in our aluminum products business.
Other Components of Pension Income and OPEB Expense, Net

In accordance with the adoption of Accounting Standards Codification 2017-07, as of January 1, 2018, the Company revised its presentation of total pension income and OPEB expense. Amounts recorded in the consolidated statements of income were as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in millions)
Pension and OPEB service cost recorded in COS and SG&A expenses	$2.4	$2.4
Other components of pension income and OPEB expense, net	(6.4)	(6.2)
Total income, net	$(4.0)	$(3.8)

The service costs are recorded in operating income, and Other components of pension income and OPEB expenses are recorded on a separate line in the consolidated statements of income. 2017 and 2016 amounts have been reclassified to conform to the 2018 presentation.

Interest Expense, Net

Interest expense increased to $31.5 million in 2017 from $28.2 million in 2016, due primarily to higher outstanding borrowings. Our average borrowing rate was consistent year-over-year at 6.1%.

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
Income Tax Expense

The provision for income taxes was $17.7 million in 2017 (an effective rate of 36.6%) and $9.2 million in 2016 (an effective rate of 22.0%). Income taxes in 2017 include a net $4.2 million of expense related to the TCJA, as discussed more fully above. The TCJA decreased the effective tax rate by approximately 880 basis points in 2017. In 2017 and 2016, the Company reversed various income tax accruals totaling $1.6 million and $4.0 million, respectively, relating to previous uncertain tax positions for which the statutes of limitations expired.

Excluding the one-time impact of the TCJA, the effective rates in both years are lower than the U.S. statutory rate of 35% due primarily to the income tax accrual reversals mentioned above, as well as earnings in jurisdictions in which the income tax rates are lower than the U.S. statutory income tax rate.

SEGMENT RESULTS

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; Other components of pension income and OPEB expense, net; and interest expense.

Supply Technologies Segment

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net sales	$636.8	$561.8	$502.1
Segment operating income	$49.0	$43.3	$37.5
Segment operating income margin	7.7%	7.7%	7.5%

2018 Compared to 2017

Net sales were up 13% in 2018 compared to 2017, due primarily to organic growth of 7% and sales from the 2018 and 2017 acquisitions. The organic growth was due primarily to higher customer demand in the Company's truck and truck-related market, which was up 33%; the Company's aerospace market, which was up 37%; the Company's automotive and vehicle parts market, which was up 23%; and the Company’s industrial equipment market, which was up 11%.

Segment operating income increased by $5.7 million in 2018 compared to 2017 due primarily to the higher sales volumes. Segment operating income margin was comparable year-over-year at 7.7%, as the profit flow-through from higher sales in 2018 was offset by costs to launch new sales initiatives and changes in sales mix.

2017 Compared to 2016

Net Sales were up 12% in 2017 compared to 2016, due primarily to organic growth of 8% and the sales from the 2017 acquisitions. The organic growth was due primarily to higher customer demand in the Company's power sport and recreational equipment market, which was up 16%; the Company's truck and truck-related market, which was up 5%; the Company's semiconductor market, which was up 37%; and the Company's commercial aerospace market, which was up 25%.

Segment operating income increased by $5.8 million in 2017 compared to 2016, and segment operating income margin increased by 20 basis points, due primarily to the higher sales volumes noted above.

Assembly Components Segment

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net sales	$578.3	$524.5	$529.4
Segment operating income	$42.9	$47.8	$48.0
Segment operating income margin	7.4%	9.1%	9.1%

2018 Compared to 2017

Net sales were up 10% in 2018 compared to 2017 due primarily to organic growth of 5% and sales from the 2018 acquisition of Hydrapower and the December 2017 acquisition of an injection molding business. The organic growth was driven by higher sales volumes in our aluminum products business due to new programs, more than offsetting lower sales volumes in our fuel products line caused by end-of-life programs.

Segment operating income and operating income margin were down $4.9 million and 170 basis points, respectively, in 2018 compared to 2017. These decreases were driven by start-up and product launch costs in 2018 related to new facilities in China and Mexico; excess operational costs at certain facilities; and changes in sales mix.

2017 Compared to 2016

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

Engineered Products Segment

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net sales	$443.0	$326.6	$245.4
Segment operating income	$38.4	$19.5	$9.4
Segment operating income margin	8.7%	6.0%	3.8%

2018 Compared to 2017

Net sales were up 36% in 2018 compared to 2017 due primarily to sales at CDF, which was acquired in February 2018, and organic growth of 14%. The organic growth was driven by increased customer demand for our induction heating and pipe threading products, as well as our forged steel and machined products.

Segment operating income increased by $18.9 million, and segment operating income margin increased by 270 basis points, due primarily to the income from CDF and the profit flow-through from higher sales in our capital equipment and forged and machined products businesses.

2017 Compared to 2016

Net sales were up 33% in 2017 compared to 2016 due primarily to $55 million of sales at GH, which was acquired at the end of 2016, and increased customer demand for our induction heating and pipe threading products in our legacy businesses.

Segment operating income increased by $10.1 million, and segment operating income margin increased by 220 basis points, due primarily to the higher sales in 2017 and the benefit of cost reduction actions taken in 2016 in response to lower sales levels a year ago.

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
Revenue Recognition: We recognize revenue, other than from long-term contracts, when our obligations under the contact terms are satisfied and control transfers to the customer, typically upon shipment. Revenue from certain long-term contracts is accounted for over time, when products are manufactured or services are performed, as control transfers under these arrangements. We follow the input method since reasonably reliable estimates of revenue and costs of a contract can be made. See Note 2 of the consolidated financial statements included elsewhere herein for additional disclosures on revenue.
Allowance for Obsolete and Slow-Moving Inventory: Inventories are generally valued using first-in, first-out (“FIFO”) or the weighted-average inventory method; stated at the lower of cost or net realizable value; and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on allowances required.
Impairment of Long-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” management performs impairment tests of long-lived assets, including property and equipment, whenever an event occurs or circumstances change that indicate that the carrying value may not be recoverable or the useful life of the asset has changed. We review our long-lived assets for indicators of impairment such as a decision to idle certain facilities and consolidate certain operations, a current-period operating or cash flow loss or a forecast that demonstrates continuing losses associated with the use of a long-lived asset and the expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When we identify impairment indicators, we determine whether the carrying amount of our long-lived assets is recoverable by comparing the carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We consider whether impairments exist at the lowest level of independent identifiable cash flows within a reporting unit (for example, plant location, program level or asset level). If the carrying value of the assets exceeds the expected cash flows, we estimate the fair value of these assets by using appraisals or recent selling experience in selling similar assets, or for certain assets with reasonably predictable cash flows by performing a discounted cash flow analysis to estimate fair value when market information is not available to determine whether an impairment existed.
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
As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In accordance with ASC 350, management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2018, 2017 and 2016, we performed quantitative testing for each reporting unit with a goodwill balance.
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
The results of testing as of October 1, 2018, 2017 and 2016 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2018, 2017 and 2016, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2018, 2017 and 2016 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
See Notes 5 and 6 of the consolidated financial statements included elsewhere herein for additional disclosure on goodwill and indefinite-lived intangibles.
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
In determining if it is more likely than not that all or some portion of a deferred tax asset will be realized, we consider the following factors: future reversals of existing taxable temporary differences; future taxable income; taxable income in prior years if carryback is permitted under the tax law; and tax planning strategies that could accelerate taxable income. Based on these factors, when we have determined that the realizability of certain domestic and foreign deferred tax assets is more likely than not to not be realized, a valuation allowance has been established.
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

We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 4.24% for 2018, compared with 3.52% in 2017. For the other postretirement benefit plan, the rate is 4.06% for 2018 and 3.32% for 2017. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 8.25% for 2018. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates. As of December 31, 2018, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $165.1 million at December 31, 2018. A 100 basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.7 million for the year ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Park-Ohio Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), shareholder's equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

Cleveland, Ohio
March 21, 2019

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$46.6	$76.2
Accounts receivable, net	264.4	242.6
Inventories, net	317.8	282.8
Receivables from affiliates	22.3	18.4
Unbilled contract revenue	66.3	44.5
Other current assets	15.9	16.4
Total current assets	733.3	680.9
Property, plant and equipment, net	221.9	179.5
Goodwill	103.4	100.2
Intangible assets, net	95.3	99.5
Pension assets	57.0	74.3
Other long-term assets	12.8	11.9
Total assets	$1,223.7	$1,146.3
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$177.8	$173.7
Payables to affiliates	7.1	7.1
Current portion of long-term debt and short-term debt	17.9	17.7
Accrued employee compensation	27.5	23.0
Deferred revenue	39.5	23.0
Other accrued expenses	37.4	40.0
Total current liabilities	307.2	284.5
Long-term liabilities, less current portion:
Long-term debt	547.5	515.5
Deferred income taxes	24.8	23.6
Other long-term liabilities	26.3	30.7
Total long-term liabilities	598.6	569.8
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	123.2	114.9
Retained earnings	221.9	182.9
Accumulated other comprehensive loss	(40.9)	(17.9)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	304.2	279.9
Noncontrolling interests	13.7	12.1
Total equity	317.9	292.0
Total liabilities and shareholder's equity	$1,223.7	$1,146.3
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net sales	$1,658.1	$1,412.9	$1,276.9
Cost of sales	1,386.6	1,180.1	1,075.7
Gross profit	271.5	232.8	201.2
Selling, general and administrative expenses	175.1	151.5	133.3
Gain on sale of assets	(1.9)	—	—
Litigation settlement gain	—	(3.3)	—
Asset impairment charge	—	—	4.0
Operating income	98.3	84.6	63.9
Other components of pension income and other postretirement benefits expense, net	8.8	6.4	6.2
Interest expense, net	(34.4)	(31.5)	(28.2)
Loss on extinguishment of debt	—	(11.0)	—
Income before income taxes	72.7	48.5	41.9
Income tax expense	(16.8)	(17.7)	(9.2)
Net income	55.9	30.8	32.7
Net income attributable to noncontrolling interest	(1.6)	(1.0)	(0.5)
Net income attributable to ParkOhio common shareholder	$54.3	$29.8	$32.2

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income	$55.9	$30.8	$32.7
Other comprehensive income (loss):
Currency translation	(9.7)	19.2	(13.9)
Pension and other postretirement benefits, net of tax	(13.3)	5.6	1.2
Total other comprehensive income (loss)	(23.0)	24.8	(12.7)
Total comprehensive income, net of tax	32.9	55.6	20.0
Comprehensive income attributable to noncontrolling interest	(1.6)	(1.0)	(0.5)
Comprehensive income attributable to ParkOhio common shareholder	$31.3	$54.6	$19.5

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Total
	(In millions)
Balance at January 1, 2016	—	$96.8	$128.6	$(30.0)	$6.9		$202.3
Other comprehensive income (loss)	—	—	32.2	(12.7)	0.5		20.0
Stock-based compensation	—	10.6	—	—	—		10.6
Dividend paid to parent	—	—	(2.5)	—	—		(2.5)
Income tax effect of share-based compensation exercises and vesting	—	(0.6)	—	—	—		(0.6)
Acquisition	—	—	—	—	2.1		2.1
Other	—	(0.5)	(0.2)	—	0.5		(0.2)
Balance at December 31, 2016	—	106.3	158.1	(42.7)	10.0		231.7
Other comprehensive income	—	—	29.8	24.8	1.0	1.0	55.6
Stock-based compensation	—	8.6	—	—	—		8.6
Dividend paid to parent	—	—	(5.0)	—	—		(5.0)
Dividends	—	—	—	—	(0.6)		(0.6)
Acquisition	—	—	—	—	1.7		1.7
Balance at December 31, 2017	—	114.9	182.9	(17.9)	12.1		292.0
Other comprehensive income	—	—	54.3	(23.0)	1.6		32.9
Stock-based compensation	—	8.3	—	—	—		8.3
Dividend paid to parent	—	—	(18.0)	—	—		(18.0)
Adoption of ASU 2014-09	—	—	2.6	—	—		2.6
Balance at December 31, 2018	—	$123.2	$221.9	$(40.9)	$13.7		$317.9

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES	(In millions)
Net income	$55.9	$30.8	$32.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.2	31.5	29.6
Stock-based compensation	8.3	8.6	10.6
Gain on sale of assets	(1.9)	—	—
Loss on extinguishment of debt	—	11.0	—
Litigation settlement gain	—	(3.3)	—
Asset impairment charge	—	—	4.0
Deferred income taxes	0.6	6.4	2.1
Net impact of U.S. Tax Cuts and Jobs Act	0.3	3.3	—
Changes in operating assets and liabilities:
Accounts receivable	(11.9)	(25.1)	13.7
Inventories	(29.4)	(19.0)	8.6
Prepaid and other current assets	(9.8)	(4.2)	(5.5)
Accounts payable and accrued expenses	15.7	26.0	(7.6)
Other noncurrent liabilities	(2.0)	(6.6)	(6.7)
Litigation settlement payment	—	(4.0)	—
Other	(10.3)	(13.4)	(10.0)
Net cash provided by operating activities	51.7	42.0	71.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.0)	(27.8)	(28.5)
Proceeds from sale of assets	2.8	—	—
Business acquisitions, net of cash acquired	(46.9)	(39.7)	(23.4)
Net cash used by investing activities	(89.1)	(67.5)	(51.9)
FINANCING ACTIVITIES
Proceeds from (payments on) revolving credit facility, net	40.3	(8.1)	(36.2)
Payments on term loans and other debt	(15.5)	(31.3)	(4.5)
Proceeds from other long-term debt	4.0	—	34.9
(Payments on) proceeds from capital lease facilities, net	(0.9)	1.5	(1.2)
Issuance of 6.625% senior notes due 2027	—	350.0	—
Deferred financing costs	—	(7.6)	—
Repurchase of 8.125% senior notes due 2021	—	(250.0)	—
Premium on early extinguishment of debt	—	(8.0)	—
Dividend paid to parent	(18.0)	(5.0)	(2.5)
Dividends	—	(0.6)	—
Other	—	0.7	(2.6)
Net cash provided (used) by financing activities	9.9	41.6	(12.1)
Effect of exchange rate changes on cash	(2.1)	5.7	(1.5)
(Decrease) increase in cash and cash equivalents	(29.6)	21.8	6.0
Cash and cash equivalents at beginning of year	76.2	54.4	48.4
Cash and cash equivalents at end of year	$46.6	$76.2	$54.4
Income taxes paid	$21.0	$11.3	$8.7
Interest paid	$33.0	$29.9	$25.9

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation: Park-Ohio Industries, Inc. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons. The Company leases certain real properties owned by related parties as described in Note 11. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Cash Equivalents:    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The allowance for doubtful accounts was $6.2 million and $4.5 million at December 31, 2018 and 2017, respectively. The Company’s policy is to identify and reserve for specific collectability concerns based on customers’ financial condition and payment history, as well as a general reserve based on historical trends and other information. During 2018 and 2017, we sold approximately $106.8 million and $80.0 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. In 2018 and 2017, expense in the amount of $1.0 million and $0.6 million, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Income.

Inventories:    Inventories are valued using first-in, first-out (“FIFO”) or the weighted-average inventory method and stated at the lower of cost or net realizable value, except for the inventories at Canton Drop Forge (“CDF”), which was acquired on February 1, 2018. CDF inventories are stated using the last-in, first-out (“LIFO”) method.

Major Classes of Inventories	December 31, 2018	December 31, 2017
Raw materials and supplies	$85.0	$67.6
Work in process	48.9	43.9
Finished goods	182.0	171.3
LIFO reserve	1.9	—
Inventories, net	$317.8	$282.8

Other Inventory Items
Inventory reserves	$(34.9)	$(29.8)
Consigned inventory	$10.3	$9.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes property, plant and equipment:

	December 31, 2018	December 31, 2017
Land and land improvements	$11.8	$11.5
Buildings	84.4	76.1
Machinery and equipment	392.6	348.6
Leased property under capital leases	35.8	24.1
Total property, plant and equipment	524.6	460.3
Less: Accumulated depreciation	302.7	280.8
Property, plant and equipment, net	$221.9	$179.5

Information regarding depreciation expense of property, plant and equipment follows:

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$29.3	$24.9	$23.5

Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,
“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets of each reporting unit, including goodwill and intangible assets, compared to its fair value. Our reporting units have been identified at the component level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment. To determine fair value, the Company uses primarily an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital for its goodwill testing, and a relief of royalty method for its indefinite-lived intangibles testing.

See Notes 5 and 6 of the consolidated financial statements for additional disclosures about goodwill and indefinite-lived intangibles.

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

Fair Values of Financial Instruments: Certain financial instruments are required to be recorded at fair value. The Company measures financial assets and liabilities at fair value in three levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 6) approximate fair value at December 31, 2018 and December 31, 2017 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 7 and Note 12, respectively.

The Company has not changed its valuation techniques for measuring fair value during 2018, and there were no transfers between levels during the periods presented.

Income Taxes: The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the current enacted tax rates. In determining these amounts, management determined the probability of realizing deferred tax assets, taking into consideration factors including historical operating results, cumulative earnings and losses, expectations of future earnings, taxable income and the extended period of time over which the postretirement benefits will be paid. As required by ASC 740, “Income Taxes” (“ASC 740”), the Company records valuation allowances if, based on the weight of available evidence, it is more likely than not that all or some portion of our deferred tax assets will not be realized.

Revenue Recognition: The Company recognizes revenue, other than from long-term contracts within the Engineered Products segment, when its obligations under the contract terms are satisfied and control transfers to the customer, typically upon shipment. Revenue from certain long-term contracts is accounted for over time, when products are manufactured or services are performed, as control transfers under these arrangements. We follow this method since reasonably reliable estimates of revenue and costs of a contract can be made. See Note 2 for additional disclosure on revenue.

Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product; manufacturing labor, depreciation expense and direct overhead expense; and shipping and handling costs.

Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. As of December 31, 2018, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $46.8 million, which represented approximately 18% of the Company’s trade accounts receivable. During 2018, sales to these customers amounted to approximately $338.2 million, which represented approximately 20% of the Company’s net sales.

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

Foreign Currency Translation:    The functional currency of the Company's subsidiaries outside the United States is the local currency. Financial statements are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted-average exchange rates during the period for revenues and expenses. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses resulting from foreign

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

currency transactions, including intercompany transactions that are not considered long-term investments, are included in the Consolidated Statements of Income.

Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2018	2017	2016
Balance at January 1,	$7.9	$7.1	$6.1
Claims paid during the year	(5.3)	(4.0)	(3.7)
Warranty expense	3.6	4.7	2.0
Acquired warranty liabilities	—	0.1	2.8
Other	—	—	(0.1)
Balance at December 31,	$6.2	$7.9	$7.1

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

The Company adopted the new standard as of January 1, 2018 using the modified retrospective method of adoption. This method allowed companies to record a one-time adjustment to beginning retained earnings as of January 1, 2018 for the cumulative effect that the standard had on open contracts at the date of adoption. During our implementation, we identified certain contracts that now require over time recognition under the new standard, either as goods are manufactured or services are performed, rather than at the time of shipment or completion as recorded under previous guidance. Upon adoption, we recorded previously unrecognized revenue of $13.6 million, resulting in a cumulative-effect adjustment of $2.6 million to our 2018 beginning retained earnings. See Note 2 for further details.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company adopted this standard effective January 1, 2018. Other components of pension income and other postretirement benefits expense, net includes all amounts other than the service cost component. Such amounts are included on a separate line below operating income on the condensed consolidated statements of income. The new standard requires a retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. This resulted in the reclassification of the following amounts from previously-reported Selling, general and administrative (“SG&A”) expenses for 2017 and 2016:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2017	2016
Amounts recorded in Cost of sales	$(1.8)	$(1.8)
Amounts recorded in SG&A expenses	(0.6)	$(0.6)
Amounts recorded in Other components of pension income and other postretirement benefits expenses, net	6.4	$6.2
Total pension income and other postretirement benefits expense, net	$4.0	$3.8

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This accounting standard requires that a lessee recognize a lease asset and a lease liability on its balance sheet for all leases, including operating leases, with a term greater than 12 months. ASU 2016-02 will require additional disclosures in the notes to the consolidated financial statements and is effective for the Company as of January 1, 2019. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, rather than as of the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company has elected this transition method at the date of adoption. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward historical lease classifications. The Company also made an accounting policy election not to record a right-of-use asset or lease liability related to leases with an initial term of 12 months or less. The Company recognizes these lease payments in the consolidated income statements on a straight-line basis over the lease term. The Company’s implementation team has identified its population of leases; is concluding its testing of the functionality and related controls of its new third-party lease software; is finalizing its incremental borrowing rate; and is determining the quantitative impact as of the transition date. An estimate of the impact on the consolidated financial statements cannot be made at this time.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which replaces the current incurred loss impairment model with a methodology that reflects expected credit losses. Under the new methodology, entities will be required to measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions and reasonable forecasts. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the expected impact of this standard.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU affects any entity that is required to apply the provisions of Topic 220, “Income Statement—Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The ASU is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a retrospective application to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “TCJA”) is recognized. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the requirements on fair value measurements by removing, modifying or adding certain disclosures. Adoption of this guidance is required for interim and annual periods beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the expected impact of this standard.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 2 — Revenue

As discussed above in Note 1, effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers.” Substantially all of the Company’s contracts have a single performance obligation to transfer products to or, in limited cases, perform services for the customer. Accordingly, the Company recognizes revenue when its obligations under the contract terms are satisfied and control transfers to the customer. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for the good or service, including estimated provisions for rebates, discounts, returns and allowances. The Company sells its products both directly to customers, and in limited cases, through distributors, generally under agreements with payment terms between 30-90 days; the Company has no financing components.

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

Assembly Components designs, develops and manufactures: aluminum products; highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; and flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. Within this segment, contracts routinely consist of a long-term agreement or master service agreement with quantity and pricing specified through individual purchase orders. Revenue is recognized at a point in time, which is at the shipping point, as that is when control transfers to the customer.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 16% of the Company's total consolidated sales for the year ended December 31, 2018. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $39.5 million and $23.0 million at December 31, 2018 and December 31, 2017, respectively, are recorded as Deferred revenue in the Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $66.3 million and $44.5 million at December 31, 2018 and December 31, 2017, respectively, are recorded as Unbilled contract revenue in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2018	2017
PRODUCT LINE
Supply Technologies	$555.3	$479.2
Engineered specialty fasteners and other products	81.5	82.6
Supply Technologies Segment	636.8	561.8

Fuel, rubber and plastic products	382.5	366.3
Aluminum products	195.8	158.2
Assembly Components Segment	578.3	524.5

Industrial equipment	312.1	274.4
Forged and machined products	130.9	52.2
Engineered Products Segment	443.0	326.6

Total revenues	$1,658.1	$1,412.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2018
GEOGRAPHIC REGION
United States	$421.8	$410.2	$254.3	$1,086.3
Europe	98.2	7.8	77.3	183.3
Asia	49.2	30.0	61.2	140.4
Mexico	53.3	34.0	16.2	103.5
Canada	13.3	94.9	22.5	130.7
Other	1.0	1.4	11.5	13.9
Total	$636.8	$578.3	$443.0	$1,658.1

Year Ended December 31, 2017
GEOGRAPHIC REGION
United States	$382.5	$380.2	$160.6	$923.3
Europe	70.3	3.4	69.7	143.4
Asia	44.0	29.9	52.4	126.3
Mexico	52.7	32.7	20.6	106.0
Canada	11.5	77.0	15.3	103.8
Other	0.8	1.3	8.0	10.1
Total	$561.8	$524.5	$326.6	$1,412.9

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

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits (“OPEB”) expense, net; and interest expense.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Results by business segment were as follows:

	Year Ended December 31,
	2018	2017	2016
Net sales:
Supply Technologies	$636.8	$561.8	$502.1
Assembly Components	578.3	524.5	529.4
Engineered Products	443.0	326.6	245.4
	$1,658.1	$1,412.9	$1,276.9
Segment operating income:
Supply Technologies	$49.0	$43.3	$37.5
Assembly Components	42.9	47.8	48.0
Engineered Products	38.4	19.5	9.4
Total segment operating income	130.3	110.6	94.9
Corporate costs	(33.9)	(29.3)	(27.0)
Gain on sale of assets	1.9	—	—
Litigation settlement gain	—	3.3	—
Asset impairment charge	—	—	(4.0)
Operating income	98.3	84.6	63.9
Other components of pension income and other postretirement benefits expense, net	8.8	6.4	6.2
Interest expense, net	(34.4)	(31.5)	(28.2)
Loss on extinguishment of debt	—	(11.0)	—
Income before income taxes	$72.7	$48.5	$41.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2018	2017	2016
Capital expenditures:
Supply Technologies	$5.2	$3.3	$6.1
Assembly Components	24.3	18.6	16.9
Engineered Products	15.4	5.7	5.5
Corporate	0.1	0.2	—
	$45.0	$27.8	$28.5
Depreciation and amortization expense:
Supply Technologies	$5.3	$4.7	$4.7
Assembly Components	22.2	20.7	20.1
Engineered Products	8.4	5.6	4.1
Corporate	0.3	0.5	0.7
	$36.2	$31.5	$29.6
Identifiable assets:
Supply Technologies	$330.1	$344.4	$262.0
Assembly Components	378.3	351.4	332.9
Engineered Products	433.1	353.6	304.9
Corporate	82.2	96.9	79.8
	$1,223.7	$1,146.3	$979.6

The percentage of net sales by product line included in each segment was as follows:

	Year Ended December 31,
	2018	2017	2016
Supply Technologies:
Supply Technologies	87%	85%	85%
Engineered specialty products	13%	15%	15%
	100%	100%	100%
Assembly Components:
Fuel related, rubber and plastic products	66%	70%	67%
Aluminum products	34%	30%	33%
	100%	100%	100%
Engineered Products:
Industrial equipment business	70%	84%	79%
Forged and machined products	30%	16%	21%
	100%	100%	100%

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company’s percentage of net sales by geographic region was as follows:

	Year Ended December 31,
	2018	2017	2016
United States	66%	65%	71%
Europe	11%	10%	8%
Asia	8%	9%	8%
Mexico	6%	8%	6%
Canada	8%	7%	6%
Other	1%	1%	1%
	100%	100%	100%

The basis for attributing revenue to individual geographic regions is customer location.

At December 31, 2018, 2017 and 2016, approximately 68%, 65% and 68%, respectively, of the Company’s assets were located in the United States.

NOTE 4 — Acquisitions

On February 1, 2018, the Company acquired CDF for $35.6 million in cash, net of cash acquired.  CDF manufactures forgings for high-performance applications in the global aerospace, oil and gas, and other markets. Headquartered in Canton, Ohio, CDF is included in our Engineered Products segment. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date using level 3 inputs.

Below is the estimated purchase price allocation related to the acquisition of CDF:

Net working capital	$20.8
Property, plant and equipment	21.4
Intangible assets	0.9
Goodwill	3.6
Pension liability	(3.6)
Debt	(2.7)
Other long-term liabilities, including deferred income tax liabilities	(4.8)
Total purchase price (net of cash acquired of $1.2 million)	$35.6

On October 1, 2018, the Company acquired Hydrapower Dynamics Limited (“Hydrapower”) for $7.8 million in cash, net of cash acquired. Headquartered in Birmingham, England, Hydrapower is a manufacturer of fluid handling systems incorporating hoses, manipulated tubes and fabricated assemblies for the bus and truck, automotive, agricultural and construction end markets. Hydrapower is included in our Assembly Components segment.

During 2018, the Company made two other acquisitions in its Supply Technologies segment totaling a cash purchase price of $3.5 million. Both acquired companies distribute products into the aerospace and defense end markets.

The results of operations of the 2018 are included in our consolidated results from the respective acquisition dates. Collectively, the 2018 acquisitions contributed $72.3 million of sales in 2018. The Company is currently finalizing the purchase price allocations of its 2018 acquisitions, particularly its valuation of deferred income taxes related to the CDF acquisition.
In connection with the 2018 acquisitions, we acquired $0.9 million of indefinite-lived tradenames and $1.5 million of customer relationships.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Goodwill associated with the 2018 acquisitions is not deductible for income tax purposes.

In April 2017, the Company acquired Aero-Missile Components Inc. (“AMC”). AMC, which is included in our Supply Technologies segment, is a supply chain management business providing high-quality specialty fasteners and other components to the defense and aerospace markets in the United States.

In October 2017, the Company completed the acquisition of Heads & All Threads Ltd. (“HAT”). HAT, which is included in our Supply Technologies segment, is a leading European supplier of supply chain management services specializing in developing vendor-managed inventory programs of fasteners, machined parts and other class C components to various industrial end markets.

In December 2017, the Company completed the acquisition of an injection molding business. The acquisition, which is included in our Assembly Components segment, is a manufacturer of precision-molded rubber components for several industrial markets.

The combined purchase price of the 2017 acquisitions was $39.7 million, net of cash acquired. The Company finalized its valuations of the assets acquired and liabilities assumed for the 2017 acquisitions during 2018.
As part of 2017 HAT acquisition, we acquired $4.0 million of customer relationships, including an adjustment in 2018 to increase the acquired assets by $2.0 million in connection with the finalization of the purchase price allocation.
Goodwill associated with the 2017 acquisitions is not deductible for income tax purposes.

NOTE 5 — Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2017	$6.1	$54.1	$26.4	$86.6
Acquisitions and adjustments	8.4	—	1.5	9.9
Foreign currency translation	0.9	—	2.8	3.7
Balance at December 31, 2017	15.4	54.1	30.7	100.2
Acquisitions and adjustments	(0.5)	1.9	3.6	5.0
Foreign currency translation	(0.7)	—	(1.1)	(1.8)
Balance at December 31, 2018	$14.2	$56.0	$33.2	$103.4

NOTE 6 — Other Intangible Assets

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		December 31, 2018			December 31, 2017
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	11.0	$86.0	$34.5	$51.5	$83.4	$29.3	$54.1
Indefinite-lived tradenames	*	24.1	*	24.1	23.7	*	23.7
Technology	16.5	22.9	4.1	18.8	23.6	3.0	20.6
Other	6.6	4.1	3.2	0.9	4.1	3.0	1.1
Total		$137.1	$41.8	$95.3	$134.8	$35.3	$99.5

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$6.9	$6.6	$6.1

We estimate amortization expense for the five years subsequent to December 31, 2018 as follows:

2019	$6.2
2020	$6.1
2021	$6.1
2022	$6.1
2023	$6.1

NOTE 7 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2018	December 31, 2018	December 31, 2017
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	April 17, 2022	3.48%	165.1	124.7
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	12.6	27.0
Capital leases	Various	Various	20.7	20.3
Other	Various	Various	24.7	19.9
Total debt			573.1	541.9
Less: Current portion of long-term debt			(14.2)	(15.4)
Less: Short-term debt			(3.7)	(2.3)
Less: Unamortized debt issuance costs			(7.7)	(8.7)
Total long-term debt, net			$547.5	$515.5

In June 2018, ParkOhio entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, ParkOhio has the option, pursuant to the Amended Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.

In April 2017, ParkOhio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, and the Notes mature on April 15, 2027. The Notes are unsecured senior obligations of ParkOhio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of ParkOhio.

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $25.7 million as of December 31, 2018, as well as a revolving credit facility for up to $11.4 million to fund working capital and general corporate needs. The Company had $12.6 million outstanding on the loan as of December 31, 2018. No amounts have been drawn on the revolving credit facility as of December 31, 2018.

On August 13, 2015, the Company entered into a capital lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for capital leases. Capital lease obligations of $20.7 million were borrowed under the Lease Agreement as of December 31, 2018 to acquire machinery and equipment. See Note 11 for additional disclosure.

On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $8.2 million under this agreement as of December 31, 2018.

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2018 and 2017. The fair value was estimated using quoted market prices.

	December 31, 2018	December 31, 2017
Carrying amount	$350.0	$350.0
Fair value	$345.8	$380.6

Maturities of short-term and long-term debt, excluding capital leases, during each of the five years subsequent to December 31, 2018 are as follows:

2019	$11.3
2020	$10.3
2021	$4.1
2022	$167.7
2023	$2.6

Foreign subsidiaries of the Company had $26.1 million of borrowings at December 31, 2018 and $40.2 million at December 31, 2017 and outstanding bank guarantees of approximately $14.0 million at December 31, 2018 and $15.1 million at December 31, 2017 under their credit arrangements.

The weighted average interest rate on all debt was 5.8% in 2018 and 6.1% in 2017.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 8 — Income Taxes

Income before income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$36.0	$22.2	$16.3
Outside the United States	36.7	26.3	25.6
	$72.7	$48.5	$41.9
Income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current expense (benefit):
Federal	$6.6	$14.0	$0.3
State	0.6	0.6	0.2
Foreign	9.0	7.6	6.6
	16.2	22.2	7.1
Deferred expense (benefit):
Federal	1.3	(5.5)	0.9
State	0.1	0.3	0.5
Foreign	(0.8)	0.7	0.7
	0.6	(4.5)	2.1
Income tax expense	$16.8	$17.7	$9.2

The TCJA was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on its global intangible low-taxed income (“GILTI”), and provided a foreign-derived intangible income deduction (“FDII”). In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment date effects of the TCJA by applying the guidance in Staff Accounting Bulletin (“SAB”) 118 because we had not yet completed our enactment-date accounting for these effects.

During the fourth quarter of 2018, the Company finalized its accounting for the 2017 enactment of the TCJA and recorded net expense of $0.3 million related to the remeasurement of taxes and the one-time transition tax.

The TCJA subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic
740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for GILTI as a current period expense. The impact of GILTI at December 31, 2018 was an increase in tax expense of $3.1 million. The impact of FDII at December 31, 2018 was a decrease in tax expense of $0.6 million.

A reconciliation of income tax expense computed by applying the statutory federal income tax rate to income tax expense as recorded is as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2018	2017	2016
Income tax at U.S. statutory rate	$15.3	$16.9	$14.7
Effect of state income taxes, net	0.6	0.7	0.2
Effect of foreign operations	3.5	(5.2)	(2.1)
Valuation allowance	(3.0)	5.3	0.5
Uncertain tax positions	(0.3)	(2.0)	(4.0)
Non-deductible items	0.5	0.5	0.6
Non-deductible compensation	0.8	0.4	0.8
Manufacturer's deduction	—	(0.8)	(0.5)
Foreign tax credit	(2.2)	—	—
GILTI	3.1	—	—
FDII	(0.6)	—	—
Net impact of TCJA	0.3	3.3	—
Other, net	(1.2)	(1.4)	(1.0)
Income tax as recorded	$16.8	$17.7	$9.2
Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2018	2017
Deferred income tax assets:
Postretirement benefit obligation	$1.8	$2.0
Inventory	8.5	9.9
Net operating loss and credit carryforwards	11.4	16.1
Warranty reserve	0.3	0.4
Accrued litigation	0.1	0.1
Compensation	4.7	4.2
Disallowed interest	2.7	—
Other	3.2	4.9
Total deferred income tax assets	32.7	37.6
Deferred income tax liabilities:
Depreciation and amortization	18.3	10.4
Pension	12.3	16.3
Intangible assets	16.1	16.6
Other	3.2	3.3
Total deferred income tax liabilities	49.9	46.6
Net deferred income tax liabilities prior to valuation allowances	(17.2)	(9.0)
Valuation allowances	(5.3)	(11.6)
Net deferred income tax liability	$(22.5)	$(20.6)

At December 31, 2018, the Company has U.S., state and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $26.5 million, of which $8.9 million expires between 2019 and 2038 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $2.2 million that expires between 2019 and 2038. The Company also has a tax benefit from a

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

non-consolidated U.S. net operating loss carryforward of $1.4 million that expires between 2035 and 2036. The foreign tax credit carryforward is $0.1 million and expires in 2028.

As of December 31, 2018 and 2017, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. During the year ended December 31, 2018, the Company recorded a tax benefit of $6.3 million related to the reversal of valuation allowance, of which $3.0 million was recorded in income tax expense with the remainder reflected in deferred taxes. For the year ended December 31, 2017, the Company recorded tax expense of $6.3 million related to valuation allowance against certain foreign net deferred tax assets and the U.S. foreign tax credits which are not expected to be realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities). The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Unrecognized Tax Benefit — January 1,	$1.2	$2.9	$6.3
Gross Increases to Tax Positions Related to Current Year	0.1	0.1	—
Gross Increases to Tax Positions Related to Prior Years	—	0.6	0.3
Gross Decreases to Tax Positions Related to Prior Years	(0.1)	—	—
Gross Decreases related to settlements with Taxing Authorities	(0.1)	(0.4)	—
Expiration of Statute of Limitations	(0.2)	(1.9)	(3.7)
Other	—	(0.1)	—
Unrecognized Tax Benefit — December 31,	$0.9	$1.2	$2.9
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million at December 31, 2018 and $0.9 million at December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018 and 2017, the Company recognized a tax benefit of approximately $0.1 million and $0.3 million, respectively, in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.1 million and $0.2 million for the payment of interest and penalties accrued at December 31, 2018 and 2017, respectively. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $0.1 million as a result of the closure of tax statutes related to existing uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2015 through 2018 remain open for examination by the Internal Revenue Service and 2014 through 2018 remain open for examination by various state and foreign taxing authorities.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $183.5 million. Because $176.5 million of such earnings have previously been subject to the one-time transition taxes required by the TCJA, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

NOTE 9 — Stock-Based Compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. Compensation expense for awards with service conditions only that are subject to graded vesting is recognized on a straight-line basis over the term of the vesting period. Compensation expense of performance-based

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

awards is recognized as an expense over the vesting periods of the awards using the accelerated attribution method once performance achievement is deemed probable.
Under the provisions of the Park-Ohio Holdings Corp. (“Holdings”) 2018 Equity and Incentive Compensation Plan (“2018 Plan”), which is administered by the Compensation Committee of the Holdings' Board of Directors, incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted share units, performance shares or stock awards may be awarded to directors and all employees of the Holdings' and its subsidiaries. The 2018 Plan replaces in its entirety the 2015 Long-Term Incentive Plan, as amended (“2015 Plan”), but shares that remained available under the 2015 Plan were added to the aggregate share limit under the 2018 Plan. Stock options will be exercisable in whole or in installments as may be determined, provided that no options will be exercisable more than ten years from the date of grant. The exercise price will be the fair value at the date of grant. The aggregate number of shares of the Holdings' common stock that may be awarded under the 2018 Plan is 566,698.

A summary of Holdings' restricted share and performance share activity for the year ended December 31, 2018 is as follows:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	342,859	$34.71	165,000	$38.10
Granted(a)	249,700	39.53	—	—
Vested	(164,778)	39.99	(55,000)	38.10
Performance- to time-based(b)	110,000	38.10	(110,000)	38.10
Canceled or expired	(7,834)	38.93	—	—
Outstanding — end of year	529,947	$35.98	—	$—
(a) Included in the granted amount are 4,600 restricted share units
(b) During the second quarter of 2018, 55,000 of the performance-based restricted shares granted in 2017 fully vested based on achievement of the performance criteria. In accordance with the grant agreements, the remaining 110,000 shares became time-based, vesting over the remaining two years of the requisite service period.

The Company recognized compensation expense of $8.3 million, $8.6 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, relating to time-based shares and performance-based shares.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2018, 2017 and 2016 was $8.3 million, $7.0 million and $5.1 million, respectively.

As of December 31, 2018, the Company had unrecognized compensation expense of $10.5 million, related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.9 years.

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

In August 2013, Holdings received a subpoena from the staff of the Securities and Exchange Commission (“SEC”) in connection with the staff’s investigation of a third party. At that time, the Company also learned that the U.S. Department of Justice (“DOJ”) is conducting a criminal investigation of the third party. In connection with its initial response to the staff’s subpoena, the Company disclosed to the staff of the SEC that, in November 2007, the third party participated in a payment on behalf of the Company to a foreign tax official that implicates the Foreign Corrupt Practices Act. Holdings' Board of Directors formed a special committee to review the Company's transactions with the third party and to make any recommendations to the Holdings' Board of Directors with respect thereto. The Company intends to cooperate fully with the SEC and the DOJ in connection with their investigations of the third party and with the SEC in light of the Company’s disclosure. The Company is unable to predict the outcome or impact of the special committee’s investigation or the length, scope or results of the SEC’s review or the impact on its results of operations. . With respect to our disclosure, we have not heard anything from the SEC since 2014 and we do not expect to hear anything further from it, but we will cooperate with the SEC to the extent that it requests any additional information. Accordingly, we do not plan on providing any future disclosure regarding this matter unless circumstances change.

NOTE 11 - Lease Arrangements

Future minimum lease commitments during each of the five years following December 31, 2018 and thereafter are as follows:

	Capital Leases	Operating leases
2019	$7.3	$18.5
2020	6.5	14.0
2021	3.3	10.5
2022	2.2	9.1
2023	1.4	7.2
Thereafter	1.6	23.2
Total minimum lease payments	22.3	$82.5
Amounts representing interest	(1.6)
Present value of minimum lease payments	20.7
Current maturities	(6.6)
Long-term capital lease obligation	$14.1

Rental expense for 2018, 2017 and 2016 was $23.4 million, $19.4 million and $18.5 million, respectively.

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $2.0 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31, 2018	December 31, 2017
Machinery and equipment	$35.8	$24.1
Less accumulated depreciation	(8.3)	(4.7)
	$27.5	$19.4
Amortization of machinery and equipment under capital leases is included in depreciation expense.
NOTE 12 — Pensions and Postretirement Benefits

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

The Company's objectives for the pension plan are to monitor the funded ratio; create general investment goals in regards to acceptable risk and liquidity needs ensuring the long-term interests of participants and beneficiaries are considered and manage risk by minimizing the short-term and long-term risk of actual expenses and contribution requirements.

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$60.5	$58.5	$9.3	$10.0
Service cost	3.7	2.4	—	—
Interest cost	2.2	1.8	0.3	0.3
Actuarial losses (gains)	(5.3)	2.4	0.4	0.5
Acquisition of CDF	14.9	—	—	—
Benefits and expenses paid	(4.8)	(4.6)	(1.5)	(1.5)
Benefit obligation at end of year	$71.2	$60.5	$8.5	$9.3
Change in plan assets
Fair value of plan assets at beginning of year	$134.8	$120.2	$—	$—
Actual return on plan assets	(12.1)	20.2	—	—
Company contributions	—	—	1.5	1.5
Cash transfer to fund postretirement benefit payments	(1.0)	(1.0)	—	—
Acquisition of CDF	11.3	—	—	—
Benefits and expenses paid	(4.8)	(4.6)	(1.5)	(1.5)
Fair value of plan assets at end of year	$128.2	$134.8	$—	$—
Funded (underfunded) status of the plans	$57.0	$74.3	$(8.5)	$(9.3)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Pension assets	$57.0	$74.3	$—	$—
Other current liabilities	—	—	0.9	1.1
Other long-term liabilities	—	—	7.6	8.2
	$57.0	$74.3	$8.5	$9.3
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$34.7	$16.5	$2.4	$2.1
Net prior service cost (credit)	0.3	0.3	(0.1)	(0.1)
Accumulated other comprehensive loss	$35.0	$16.8	$2.3	$2.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The pension plan weighted-average asset allocation at December 31, 2018 and 2017 and target allocation for 2019 are as follows:

		Plan Assets
	Target 2019	2018	2017
Asset Category
Equity securities	45-75%	57.6%	65.0%
Debt securities	20-40%	26.5%	23.6%
Other	0-20%	15.9%	11.4%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

	2018		2017
	Level 1	Total	Level 1	Total
Common stock	$34.2	$34.2	$41.8	$41.8
Equity securities	37.9	37.9	39.8	39.8
Foreign stock	5.7	5.7	7.3	7.3
U.S. Government obligations	4.8	4.8	5.8	5.8
Fixed income securities	13.1	13.1	13.7	13.7
Corporate bonds	12.0	12.0	10.2	10.2
Cash and cash equivalents	6.3	6.3	1.4	1.4
Total	$114.0		$120.0
Investments measured at net asset value:
Common collective trusts		0.1		0.7
Hedge funds		14.1		14.1
Total assets at fair value		$128.2		$134.8

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 and 2017.

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

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Assumptions used to determine benefit obligation at year-end
Discount rate	4.24%	3.52%	3.91%	4.06%	3.32%	3.63%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.50%	6.50%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2025	2025
Assumptions used to determine expense
Discount rate for benefit obligations	3.51%	3.90%	4.13%	3.35%	3.61%	3.76%
Discount rate for service costs	3.60%	3.98%	4.20%	3.70%	4.24%	4.44%
Discount rate for interest costs	3.08%	3.20%	3.27%	2.92%	2.90%	2.89%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.50%
Medical drug benefits rate increase	N/A	N/A	N/A	6.50%	6.50%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2025	2025	2025

In determining its expected return on plan assets assumption for the year ended December 31, 2018, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service costs	$3.7	$2.4	$2.4	$—	$—	$—
Interest costs	2.2	1.8	1.8	0.3	0.3	0.3
Expected return on plan assets	(11.6)	(9.7)	(9.4)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	0.3	1.2	1.1	0.1	0.1	0.1
Benefit (income) costs	$(5.4)	$(4.3)	$(4.1)	$0.3	$0.3	$0.3
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss ("AOCI")
AOCI at beginning of year	$16.8	$26.1	$25.5	$2.0	$1.5	$4.1
Net (loss) gain arising during the year	(0.3)	(1.1)	1.7	0.3	0.5	(2.6)
Recognition of prior service credit	—	—	—	0.1	0.1	0.1
Recognition of actuarial loss	18.5	(8.2)	(1.1)	(0.1)	(0.1)	(0.1)
Total recognized in accumulated other comprehensive loss at end of year	$35.0	$16.8	$26.1	$2.3	$2.0	$1.5

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2019 is approximately $3.0 million.

The estimated net loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the year ending December 31, 2019 is less than $0.1 million.

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2019	$5.4	$1.0	$0.9	$0.1
2020	5.6	1.0	0.9	0.1
2021	5.7	0.9	0.8	0.1
2022	5.8	0.9	0.8	0.1
2023	5.9	0.9	0.8	0.1
2024 to 2028	29.7	3.4	3.1	0.3

The Company expects to make no contributions to its defined benefit plans in 2019 and beyond, as pension benefits are expected to be paid out of plan assets and postretirement benefits are paid directly by the Company.

Under the postretirement benefit plan, health care benefits are provided on both a contributory and noncontributory basis. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components in 2018	$—	$—
Effect on postretirement benefit obligation as of December 31, 2018	$0.6	$(0.5)

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Company’s current President and former Chairman and Chief Executive Officer (“Former CEO”) was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit for up to $0.4 million upon the Former CEO’s termination of employment with the Company. In the event of a change in control before the Former CEO’s termination of employment, he will receive 100% of the SERP. As of December 31, 2018, the Former CEO is fully vested in the SERP. The Company recorded income of $0.1 million in 2018 and $0.2 million in 2017 and 2016 related to the SERP. As of December 31, 2018, the Company has recorded a liability of $3.1 million related to the SERP in Other long-term liabilities.

NOTE 13 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2016	$(16.9)	$(13.1)	$(30.0)
Currency translation	(13.9)	—	(13.9)
Pension and OPEB activity, net of tax	—	1.2	1.2
Balance at December 31, 2016	(30.8)	(11.9)	(42.7)
Currency translation	19.2	—	19.2
Pension and OPEB activity, net of tax	—	5.6	5.6
Balance at December 31, 2017	(11.6)	(6.3)	(17.9)
Currency translation	(9.7)	—	(9.7)
Pension and OPEB activity, net of tax	—	(13.3)	(13.3)
Balance at December 31, 2018	$(21.3)	$(19.6)	$(40.9)

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of December 31, 2018 and December 31, 2017, condensed consolidating statements of income and other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016, condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. The “Parent” reflected in the accompanying supplemental guarantor information is Park-Ohio Industries, Inc., who is also a guarantor.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.4	$46.2	$—	$46.6
Accounts receivable, net	—	170.0	94.4	—	264.4
Inventories, net	—	236.7	81.1	—	317.8
Receivable from affiliates	22.3	—	—	—	22.3
Other current assets	1.1	46.5	34.6	—	82.2
Total current assets	23.4	453.6	256.3	—	733.3
Investment in subsidiaries	555.9	277.7	—	(833.6)	—
Intercompany advances	460.1	80.6	236.0	(776.7)	—
Property, plant and equipment, net	5.8	130.6	85.5	—	221.9
Goodwill	—	63.2	40.2	—	103.4
Intangible assets, net	—	57.8	37.5	—	95.3
Other long-term assets	58.0	5.5	6.3	—	69.8
Total assets	$1,103.2	$1,069.0	$661.8	$(1,610.3)	$1,223.7
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$—	$123.6	$54.2	$—	$177.8
Payable to affiliates	—	—	7.1	—	7.1
Current portion of long-term and short-term debt	—	6.2	11.7	—	17.9
Other accrued expenses	7.3	56.1	41.0	—	104.4
Total current liabilities	7.3	185.9	114.0	—	307.2
Long-term liabilities, less current portion:
Debt	488.9	14.3	44.3	—	547.5
Deferred income taxes	—	17.8	7.0	—	24.8
Other long-term liabilities	20.9	1.2	4.2	—	26.3
Total long-term liabilities	509.8	33.3	55.5	—	598.6
Intercompany advances	268.2	327.0	181.5	(776.7)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	304.2	522.8	297.1	(819.9)	304.2
Noncontrolling interest	13.7	—	13.7	(13.7)	13.7
Total shareholder's equity	317.9	522.8	310.8	(833.6)	317.9
Total liabilities and shareholder’s equity	$1,103.2	$1,069.0	$661.8	$(1,610.3)	$1,223.7

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Other Comprehensive Income (Loss)

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,210.8	$447.3	$—	$1,658.1
Cost of sales	2.8	1,021.9	361.9	—	1,386.6
Gross profit	(2.8)	188.9	85.4	—	271.5
Selling, general and administrative expenses	33.5	99.3	42.3	—	175.1
Gain on sale of assets	—	(1.9)	—	—	(1.9)
Income (loss) from subsidiaries	109.9	24.2	—	(134.1)	—
Operating income (loss)	73.6	115.7	43.1	(134.1)	98.3
Other components of pension income and OPEB expenses, net	8.8	—	—	—	8.8
Interest expense, net	(26.5)	—	(7.9)	—	(34.4)
Income (loss) before income taxes	55.9	115.7	35.2	(134.1)	72.7
Income tax expense	—	(8.6)	(8.2)	—	(16.8)
Net income (loss)	55.9	107.1	27.0	(134.1)	55.9
Net (income) loss attributable to noncontrolling interest	(1.6)	—	(1.6)	1.6	(1.6)
Net income (loss) attributable to ParkOhio common shareholder	$54.3	$107.1	$25.4	$(132.5)	$54.3

Other comprehensive income (loss) (see note 13):
Currency translation	$(9.7)	$—	$(9.7)	$9.7	$(9.7)
Pension and OPEB activity, net of tax	(13.3)	(13.3)	—	13.3	(13.3)
Comprehensive income (loss), net of tax	32.9	93.8	17.3	(111.1)	32.9
Comprehensive (income) loss attributable to noncontrolling interest	(1.6)	—	(1.6)	1.6	(1.6)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$31.3	$93.8	$15.7	$(109.5)	$31.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Other Comprehensive Income (Loss)

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,028.6	$384.3	$—	$1,412.9
Cost of sales	1.8	873.4	304.9	—	1,180.1
Gross profit	(1.8)	155.2	79.4	—	232.8
Selling, general and administrative expenses	32.9	72.9	45.7	—	151.5
Litigation settlement gain	—	(3.3)	—	—	(3.3)
Income (loss) from subsidiaries	98.6	20.7	—	(119.3)	—
Operating income (loss)	63.9	106.3	33.7	(119.3)	84.6
Other components of pension income and OPEB expenses, net	6.4	—	—	—	6.4
Interest expense	(28.5)	—	(3.0)	—	(31.5)
Loss on extinguishment of debt	(11.0)	—	—	—	(11.0)
Income (loss) before income taxes	30.8	106.3	30.7	(119.3)	48.5
Income tax expense	—	(9.5)	(8.2)	—	(17.7)
Net income (loss)	30.8	96.8	22.5	(119.3)	30.8
Net (income) loss attributable to noncontrolling interest	(1.0)	—	(1.0)	1.0	(1.0)
Net income (loss) attributable to ParkOhio common shareholder	$29.8	$96.8	$21.5	$(118.3)	$29.8

Other comprehensive income (loss) (see note 12):
Currency translation	$19.2	$—	$19.2	$(19.2)	$19.2
Pension and OPEB activity, net of tax	5.6	5.6	—	(5.6)	5.6
Comprehensive income (loss), net of tax	55.6	102.4	41.7	(144.1)	55.6
Comprehensive (income) loss attributable to noncontrolling interest	(1.0)	—	(1.0)	1.0	(1.0)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$54.6	$102.4	$40.7	$(143.1)	$54.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Income and Other Comprehensive Income (Loss)

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$985.6	$291.3	$—	$1,276.9
Cost of sales	1.8	848.6	225.3	—	1,075.7
Gross profit	(1.8)	137.0	66.0	—	201.2
Selling, general and administrative expenses	28.6	69.3	35.4	—	133.3
Asset impairment charge	—	4.0	—	—	4.0
Income (loss) from subsidiaries	84.0	19.2	—	(103.2)	—
Operating income (loss)	53.6	82.9	30.6	(103.2)	63.9
Other components of pension income and OPEB expenses, net	6.2	—	—	—	6.2
Interest expense	(27.1)	—	(1.1)	—	(28.2)
Income (loss) before income taxes	32.7	82.9	29.5	(103.2)	41.9
Income tax expense	—	(1.1)	(8.1)	—	(9.2)
Net income (loss)	32.7	81.8	21.4	(103.2)	32.7
Net income attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to ParkOhio common shareholder	$32.2	$81.8	$20.9	$(102.7)	$32.2

Other comprehensive income (loss) (see note 13):
Currency translation	$(13.9)	$—	$(13.9)	$13.9	$(13.9)
Pension and OPEB activity, net of tax	1.2	1.2	—	(1.2)	1.2
Comprehensive income (loss), net of tax	20.0	83.0	7.5	(90.5)	20.0
Comprehensive income attributable to noncontrolling interest	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to ParkOhio common shareholder	$19.5	$83.0	$7.0	$(90.0)	$19.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(32.8)	$69.9	$60.6	$(46.0)	$51.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.1)	(27.2)	(17.7)	—	(45.0)
Proceeds from sale of assets	—	2.8	—	—	2.8
Business acquisition, net of cash acquired	—	(37.9)	(9.0)	—	(46.9)
Net cash used by investing activities	(0.1)	(62.3)	(26.7)	—	(89.1)
FINANCING ACTIVITIES
Intercompany account change	18.2	(7.0)	(57.2)	46.0	—
Proceeds from revolving credit facility, net	32.7	—	7.6	—	40.3
Payments on term loans and other debt	—	(0.4)	(15.1)	—	(15.5)
Proceeds from other long-term debt	—	—	4.0	—	4.0
Payments on capital lease facilities, net	—	—	(0.9)	—	(0.9)
Dividend paid to parent	(18.0)	—	—	—	(18.0)
Net cash provided (used) by financing activities	32.9	(7.4)	(61.6)	46.0	9.9
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)
Increase (decrease) in cash and cash equivalents	—	0.2	(29.8)	—	(29.6)
Cash and cash equivalents at beginning of year	—	0.2	76.0	—	76.2
Cash and cash equivalents at end of year	$—	$0.4	$46.2	$—	$46.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(40.2)	$56.3	$22.3	$3.6	$42.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.3)	(17.6)	(9.9)	—	(27.8)
Business acquisition, net of cash acquired	—	(18.3)	(21.4)	—	(39.7)
Net cash used by investing activities	(0.3)	(35.9)	(31.3)	—	(67.5)
FINANCING ACTIVITIES
Intercompany account change	4.1	(19.9)	19.4	(3.6)	—
Payments on (proceeds from) revolving credit facility, net	(20.1)	—	12.0	—	(8.1)
Payments on term loans and other debt	(23.6)	(0.9)	(6.8)	—	(31.3)
Proceeds from capital lease facilities, net	—	0.6	0.9	—	1.5
Issuance of 6.625% senior notes due 2027	350.0	—	—	—	350.0
Bank financing costs	(7.6)	—	—	—	(7.6)
Redemption of 8.125% senior notes due 2021	(250.0)	—	—	—	(250.0)
Premium on early extinguishment of debt	(8.0)	—	—	—	(8.0)
Dividend paid to parent	(5.0)	—	—	—	(5.0)
Dividends	—	—	(0.6)	—	(0.6)
Other	0.7	—	—	—	0.7
Net cash provided (used) by financing activities	40.5	(20.2)	24.9	(3.6)	41.6
Effect of exchange rate changes on cash	—	—	5.7	—	5.7
Increase (decrease) in cash and cash equivalents	—	0.2	21.6	—	21.8
Cash and cash equivalents at beginning of year	—	—	54.4	—	54.4
Cash and cash equivalents at end of year	$—	$0.2	$76.0	$—	$76.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(31.5)	$119.2	$14.2	$(30.4)	$71.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(20.4)	(8.1)	—	(28.5)
Business acquisitions, net of cash acquired	—	—	(23.4)	—	(23.4)
Net cash used by investing activities	—	(20.4)	(31.5)	—	(51.9)
FINANCING ACTIVITIES
Intercompany account change	73.9	(98.2)	(6.1)	30.4	—
Proceeds from revolving credit facility, net	(36.2)	—	—	—	(36.2)
Proceeds from other long-term debt	1.4	0.1	33.4	—	34.9
Payments on term loans and other debt	(4.5)	—	—	—	(4.5)
Payments on capital lease facilities, net	—	(0.8)	(0.4)	—	(1.2)
Dividend paid to parent	(2.5)	—	—	—	(2.5)
Other	(0.6)	—	(2.0)	—	(2.6)
Net cash provided (used) by financing activities	31.5	(98.9)	24.9	30.4	(12.1)
Effect of exchange rate changes on cash	—	—	(1.5)	—	(1.5)
(Decrease) increase in cash and cash equivalents	—	(0.1)	6.1	—	6.0
Cash and cash equivalents at beginning of year	—	0.1	48.3	—	48.4
Cash and cash equivalents at end of year	$—	$—	$54.4	$—	$54.4

Supplementary Financial Data

Schedule II

Park-Ohio Industries, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
	(In millions)
Year Ended December 31, 2018:
Allowances deducted from assets:
Trade receivable allowances	$4.5	$2.0	$(0.3)	(A)	$6.2
Inventory reserves	29.8	7.5	(2.4)	(B)	34.9
Tax valuation allowances	11.6	(6.3)	—		5.3
Year Ended December 31, 2017:
Allowances deducted from assets:
Trade receivable allowances	$4.0	$1.5	$(1.0)	(A)	$4.5
Inventory reserves	30.2	5.6	(6.0)	(B)	29.8
Tax valuation allowances	5.3	5.6	0.7	(C)	11.6
Year Ended December 31, 2016:
Allowances deducted from assets:
Trade receivable allowances	$3.3	$1.5	$(0.8)	(A)	$4.0
Inventory reserves	29.0	6.0	(4.8)	(B)	30.2
Tax valuation allowances	4.8	0.5	—		5.3
Note (A)- Uncollectable accounts written off, net of recoveries.
Note (B)- Amounts written off.
Note (C)- Amount related to 2017 acquisitions.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of CDF, Hydrapower and the two acquisitions in the Supply Technologies segment, which constituted approximately six percent of the Company's total assets as of December 31, 2018 and approximately four percent of the Company's total revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$1,855,245	$2,024,500
Audit-Related Fees	—	—
Tax Fees	103,000	47,016
All Other Fees	1,755	—
Total	$1,960,000	$2,071,516

Audit fees included fees associated with the annual audit; the reviews of quarterly reports on Form 10-Q; the audit of management's assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 related to Park-Ohio Holdings Corp.; and audit services and consultations in connection with business combinations, the adoption of new accounting pronouncements and TCJA. Tax fees included fees in connection with tax compliance and tax planning services.

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

10.1
Form of Indemnification Agreement entered into between Park-Ohio Industries, Inc. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

10.2*
2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 4, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*
2018 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 27, 2018, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.4*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.5*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.6*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.7*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.8*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 10-Q for Park-Ohio Holdings Corp, filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.12*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13
Registration Rights Agreement, dated April 17, 2017, among Park-Ohio Industries, Inc., the Guarantors (as defined therein) and the initial purchasers that are party thereto (filed as Exhibit10.1 to the Form 8-K of Park-Ohio Holdings Corp. filed on April 17, 2017, SEC File No.000-03134 and incorporated herein by reference and made a part hereof).

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

Date: March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2019
* Edward F. Crawford	President and Director
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* John D. Grampa	Director
* Howard W. Hanna	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*
The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 15, 2019	By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Chief Legal Officer