Form 10-Q
period 2020-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2020-05-14
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Securities registered pursuant to Section 12(b) of the Act: None
The registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form in reduced disclosure format.
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2020, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2020	December 31, 2019
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$41.6	$46.7
Accounts receivable, net	248.9	261.3
Inventories, net	330.1	327.2
Receivable from affiliates	24.5	24.1
Prepaid and other current assets	85.0	80.8
Total current assets	730.1	740.1
Property, plant and equipment, net	233.8	240.1
Operating lease right-of-use assets	60.7	64.3
Goodwill	106.9	108.4
Intangible assets, net	87.8	90.6
Other long-term assets	83.4	83.8
Total assets	$1,302.7	$1,327.3
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$161.7	$175.0
Payable to affiliates	7.2	7.1
Current portion of long-term debt and short-term debt	15.3	16.8
Current portion of operating lease liabilities	11.4	11.9
Accrued expenses and other	104.4	101.5
Total current liabilities	300.0	312.3
Long-term liabilities, less current portion:
Long-term debt	560.2	545.2
Long-term operating lease liabilities	50.5	53.6
Other long-term liabilities	56.8	58.4
Total long-term liabilities	667.5	657.2
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	321.0	343.7
Noncontrolling interests	14.2	14.1
Total equity	335.2	357.8
Total liabilities and shareholder's equity	$1,302.7	$1,327.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net sales	$366.3	$420.1
Cost of sales	312.4	354.8
Gross profit	53.9	65.3
Selling, general and administrative expenses	40.7	42.7
Operating income	13.2	22.6
Other components of pension income and other postretirement benefits expense, net	1.8	1.3
Interest expense, net	(7.9)	(8.2)
Income before income taxes	7.1	15.7
Income tax expense	(5.5)	(3.9)
Net income	1.6	11.8
Net income attributable to noncontrolling interests	(0.1)	(0.5)
Net income attributable to Park-Ohio Industries Inc. common shareholder	$1.5	$11.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net income	$1.6	$11.8
Other comprehensive (loss) income, net of tax:
Currency translation	(16.6)	0.7
Pension and other postretirement benefits	0.5	5.3
Total other comprehensive (loss) income	(16.1)	6.0
Total comprehensive (loss) income, net of tax	(14.5)	17.8
Comprehensive income attributable to noncontrolling interests	(0.1)	(0.5)
Comprehensive (loss) income attributable to Park-Ohio Industries Inc. common shareholder	$(14.6)	$17.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2020	—	$127.3	$253.4	$(37.0)	$14.1	$357.8
Other comprehensive income (loss)	—	—	1.5	(16.1)	0.1	(14.5)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(9.5)	—	—	(9.5)
Balance at March 31, 2020	—	$128.7	$245.4	$(53.1)	$14.2	$335.2

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2019	—	$123.2	$221.9	$(40.9)	$13.7	$317.9
Other comprehensive income	—	—	11.3	6.0	0.5	17.8
Stock-based compensation expense	—	1.9	—	—	—	1.9
Dividends	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2019	—	$125.1	$233.2	$(34.9)	$13.9	$337.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net income	$1.6	$11.8
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	8.9	9.2
Stock-based compensation expense	1.4	1.9
Changes in operating assets and liabilities:
Accounts receivable	8.1	(23.0)
Inventories	(7.3)	(11.2)
Prepaid and other current assets	(5.3)	7.0
Accounts payable and accrued expenses	(8.5)	11.2
Other	(3.0)	(1.5)
Net cash (used) provided by operating activities	(4.1)	5.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4.9)	(10.6)
Proceeds from sale of an asset	1.4	—
Net cash used by investing activities	(3.5)	(10.6)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	15.5	1.3
Payments on term loans and other debt	(2.3)	(2.2)
Proceeds from term loans and other debt	0.2	1.1
Proceeds from (payments on) finance lease facilities, net	0.6	(1.6)
Dividends paid to Parent	(9.5)	—
Dividends	—	(0.3)
Net cash provided (used) by financing activities	4.5	(1.7)
Effect of exchange rate changes on cash	(2.0)	0.1
Decrease in cash and cash equivalents	(5.1)	(6.8)
Cash and cash equivalents at beginning of period	46.7	46.6
Cash and cash equivalents at end of period	$41.6	$39.8

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit
Losses of Financial Instruments,” which replaced the current incurred loss impairment model with a methodology that reflected expected credit losses. Under the new methodology, entities will measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions and reasonable forecasts. The Company adopted this standard as of January 1, 2020. The adoption of the standard had an immaterial impact on the Company. For the three-month period ended March 31, 2020, the provision and write-offs were not material, and the allowance approximated $4.7 million as of March 31, 2020.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was issued in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate. Adoption of this guidance is required for interim and annual periods beginning after December 31, 2022. The Company is currently evaluating the expected impact of this standard.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 - Revenue

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

We disaggregate our revenue by product line and geographic region of our customer, as we believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended March 31,
	2020	2019
	(In millions)
PRODUCT LINE
Supply Technologies	$121.9	$144.8
Engineered specialty fasteners and other products	18.9	20.5
Supply Technologies Segment	140.8	165.3

Fuel, rubber and plastic products	84.7	89.6
Aluminum products	43.5	48.7
Assembly Components Segment	128.2	138.3

Industrial equipment	66.1	80.6
Forged and machined products	31.2	35.9
Engineered Products Segment	97.3	116.5

Total revenues	$366.3	$420.1

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2020
GEOGRAPHIC REGION
United States	$90.0	$90.7	$53.2	$233.9
Europe	23.7	4.2	15.7	43.6
Asia	9.5	4.3	15.8	29.6
Mexico	14.5	10.2	2.2	26.9
Canada	2.9	18.4	6.4	27.7
Other	0.2	0.4	4.0	4.6
Total	$140.8	$128.2	$97.3	$366.3

Three Months Ended March 31, 2019
GEOGRAPHIC REGION
United States	$110.4	$101.7	$68.1	$280.2
Europe	26.5	4.3	20.4	51.2
Asia	11.3	5.2	14.9	31.4
Mexico	13.7	9.0	3.0	25.7
Canada	3.2	17.7	7.6	28.5
Other	0.2	0.4	2.5	3.1
Total	$165.3	$138.3	$116.5	$420.1

NOTE 4 — Segments

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

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

Results by business segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net sales:
Supply Technologies	$140.8	$165.3
Assembly Components	128.2	138.3
Engineered Products	97.3	116.5
	$366.3	$420.1
Segment operating income:
Supply Technologies	$9.2	$13.1
Assembly Components	6.3	8.3
Engineered Products	3.8	8.1
Total segment operating income	19.3	29.5
Corporate costs	(6.1)	(6.9)
Operating income	13.2	22.6
Other components of pension income and other postretirement benefits expense, net	1.8	1.3
Interest expense, net	(7.9)	(8.2)
Income before income taxes	$7.1	$15.7

NOTE 5 — Acquisition

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for $9.1 million, including potential contingent consideration. The purchase price allocation for EP was finalized as of December 31, 2019. The purchase agreement stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.0 million as of March 31, 2020.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

NOTE 6 — Inventories

Inventories, net consist of the following:

	March 31, 2020	December 31, 2019
	(In millions)
Raw materials and supplies	$95.2	$92.6
Work in process	55.2	51.3
Finished goods	177.7	181.3
LIFO reserve	2.0	2.0
Inventories, net	$330.1	$327.2

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Beginning balance	$6.4	$6.2
Claims paid	(0.2)	(0.8)
Warranty expense	0.6	1.3
Ending balance	$6.8	$6.7

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.

Income tax expense for the three months ended March 31, 2020 was $5.5 million, representing an effective rate of 77% compared to income tax expense of $3.9 million, or 25%, for the three months ended March 31, 2019. The increase in the rate in the first quarter of 2020 was driven by an earnings mix that yields an increase in the Global Intangible Low Taxed Income (“GILTI”) inclusion, and also reduces the benefit of foreign tax credits and the Foreign Derived Intangible Income (“FDII”) deduction.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic.  Significant impacts of the CARES Act include the ability to carry back an NOL for 5 years and an increase of the Internal Revenue Code Section 163(j) interest expense disallowance limitations from 30% to 50% of adjusted taxable income, which will allow the Company to deduct additional interest expense for the 2019 and 2020 tax years.  The Company is assessing the potential impact of global relief packages and the CARES Act, including the effect upon the Company’s 2019 income tax return to be filed later in 2020, as well as the 2020 tax provision. Management continues to evaluate the impact of the CARES Act.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2020	March 31, 2020	December 31, 2019
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	2.12%	188.2	173.2
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	4.5	4.6
Finance Leases	Various	Various	17.9	17.2
Other	Various	Various	21.1	23.5
Total debt			581.7	568.5
Less current portion of long-term and short-term debt			(15.3)	(16.8)
Less unamortized debt issuance costs			(6.2)	(6.5)
Total long-term debt, net			$560.2	$545.2

In 2018, the Company entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the availability under the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. In 2019, Park-Ohio entered into Amendment No. 4 to the Credit Agreement, extending the maturity of the Credit Agreement to November 26, 2024.

We had outstanding bank guarantees and letters of credit of approximately $31.5 million at March 31, 2020 and $33.8 million at December 31, 2019 under the Credit Agreement.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $27.4 million as of March 31, 2020, as well as a revolving credit facility for up to $11.0 million to fund working capital and general corporate needs. The Company had $4.5 million outstanding on the loan as of March 31, 2020. No amounts have been drawn on the revolving credit facility as of March 31, 2020.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $17.9 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2020.

In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $8.1 million of borrowings outstanding under this agreement as of March 31, 2020, which is included in Other above.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	March 31, 2020	December 31, 2019
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$281.8	$358.3

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

During the three months ended March 31, 2020, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $1.5 million.

Balance Sheet as of March 31, 2020 and December 31, 2019

	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Assets			(in millions)
Operating lease assets	Operating lease right-of-use assets	$60.7	$64.3
Finance lease assets	Property, plant and equipment, net	28.2	27.1
Total lease assets		$88.9	$91.4

Liabilities
Current
Operating	Current portion of operating lease liabilities	$11.4	$11.9
Finance	Current portion of long-term debt and short-term debt	6.7	7.0
Noncurrent
Operating	Long-term operating lease liabilities	50.5	53.6
Finance	Long-term debt	11.2	10.2
Total lease liabilities		$79.8	$82.7

Weighted-average remaining lease term (in years)
Operating leases		6.9	7.1
Finance leases		4.0	3.9
Weighted-average discount rate
Operating leases		5.3%	5.4%
Finance leases		3.9%	3.7%

Lease Expense for the three months ended March 31, 2020 and 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

	Three Months Ended March 31,
	2020	2019
Finance lease expense	(in millions)
Amortization of right-of-use assets	$1.1	$1.0
Interest on lease liabilities	0.2	0.2
Operating lease expense	3.9	4.6
Other lease expense(1)	1.8	1.0
Total lease expense	$7.0	$6.8

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Cash Flow Information

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	(in millions)
Operating cash flows for operating leases	$(3.9)	$(4.4)
Operating cash flows for finance leases	$(0.2)	$(0.2)
Financing cash flows for finance leases	$0.6	$(1.6)

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the three months ended March 31, 2020 is as follows:

	2020
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	471,634	$32.06	50,000	$32.55
Granted	6,000	35.13	—	—
Vested	(15,667)	36.83	—	—
Canceled or expired	(5,000)	37.55	—	—
Outstanding - end of period	456,967	$31.96	50,000	$32.55

Total stock-based compensation expense included in Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $1.4 million and $1.9 million, respectively. As of March 31, 2020, there was $7.3 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 12 — Commitments and Contingencies

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 119 cases asserting claims on behalf of approximately 222 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

While it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation, and although our results of operations and cash flows for a particular period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized during interim periods were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Service costs	$1.1	$0.9	$—	$—
Interest costs	0.5	0.7	—	0.1
Expected return on plan assets	(2.9)	(2.7)	—	—
Recognized net actuarial loss	0.5	0.6	0.1	—
Net periodic benefit (income) expense	$(0.8)	$(0.5)	$0.1	$0.1

NOTE 14 — Accumulated Other Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
Beginning balance	$(22.4)	$(14.6)	$(37.0)	$(21.3)	$(19.6)	$(40.9)
Currency translation(a)	(16.6)	—	(16.6)	0.7	—	0.7
Pension and OPEB activity, net of tax	—	0.5	0.5	—	5.3	5.3
Ending balance	$(39.0)	$(14.1)	$(53.1)	$(20.6)	$(14.3)	$(34.9)

(a)	No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

NOTE 15 — Supplemental Guarantor Information

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

The following supplemental condensed consolidating financial statements present condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidating statements of income and other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, condensed consolidating statements of cash flows for the three months ended March 31, 2020 and 2019, and reclassification and elimination entries necessary to consolidate the Parent and all of its subsidiaries. The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting. The “Parent” reflected in the accompanying supplemental guarantor information is the Company, who is also an obligor of the Notes.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	Condensed Consolidating Balance Sheets
	March 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.3	$41.3	$—	$41.6
Accounts receivable, net	—	168.4	80.5	—	248.9
Inventories, net	—	244.5	85.6	—	330.1
Receivable from affiliates	24.5	—	—	—	24.5
Prepaid and other current assets	0.9	47.1	37.0	—	85.0
Total current assets	25.4	460.3	244.4	—	730.1
Investments in subsidiaries	601.6	404.4	—	(1,006.0)	—
Intercompany advances	521.6	50.5	178.0	(750.1)	—
Property, plant and equipment, net	4.0	138.7	91.1	—	233.8
Operating lease right-of-use assets	5.4	34.6	20.7	—	60.7
Goodwill	—	68.0	38.9	—	106.9
Intangible assets, net	—	54.3	33.5	—	87.8
Other long-term assets	70.6	7.9	4.9	—	83.4
Total assets	$1,228.6	$1,218.7	$611.5	$(1,756.1)	$1,302.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$0.3	$115.3	$46.1	$—	$161.7
Payable to affiliates	—	—	7.2	—	7.2
Current portion of long-term and short-term debt	—	6.3	9.0	—	15.3
Current portion of operating lease liabilities	1.4	6.7	3.3	—	11.4
Accrued expenses and other	7.2	58.0	39.2	—	104.4
Total current liabilities	8.9	186.3	104.8	—	300.0
Long-term liabilities, less current portion:
Debt	525.2	11.8	23.2	—	560.2
Long-term operating lease liabilities	4.0	28.8	17.7	—	50.5
Other long-term liabilities	23.3	27.0	6.5	—	56.8
Total long-term liabilities	552.5	67.6	47.4	—	667.5
Intercompany advances	332.0	398.9	19.2	(750.1)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	321.0	565.9	425.9	(991.8)	321.0
Noncontrolling interests	14.2	—	14.2	(14.2)	14.2
Total equity	335.2	565.9	440.1	(1,006.0)	335.2
Total liabilities and shareholder's equity	$1,228.6	$1,218.7	$611.5	$(1,756.1)	$1,302.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	Condensed Consolidating Balance Sheets
	December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.4	$46.3	$—	$46.7
Accounts receivable, net	—	168.0	93.3	—	261.3
Inventories, net	—	240.7	86.5	—	327.2
Receivable from affiliates	24.1	—	—	—	24.1
Prepaid and other current assets	1.1	49.4	30.3	—	80.8
Total current assets	25.2	458.5	256.4	—	740.1
Investments in subsidiaries	590.0	415.9	—	(1,005.9)	—
Intercompany advances	522.7	47.5	171.9	(742.1)	—
Property, plant and equipment, net	5.5	140.0	94.6	—	240.1
Operating lease right-of-use assets	5.8	35.3	23.2	—	64.3
Goodwill	—	68.0	40.4	—	108.4
Intangible assets, net	—	55.3	35.3	—	90.6
Other long-term assets	69.5	7.4	6.9	—	83.8
Total assets	$1,218.7	$1,227.9	$628.7	$(1,748.0)	$1,327.3

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Trade accounts payable	$3.7	$117.1	$54.2	$—	$175.0
Payable to affiliates	—	—	7.1	—	7.1
Current portion of long-term and short-term debt	—	6.4	10.4	—	16.8
Current portion of operating lease liabilities	1.4	6.8	3.7	—	11.9
Accrued expenses and other	8.8	56.7	36.0	—	101.5
Total current liabilities	13.9	187.0	111.4	—	312.3
Long-term liabilities, less current portion:
Long-term debt	507.6	10.7	26.9	—	545.2
Long-term operating lease liabilities	4.4	30.8	18.4	—	53.6
Other long-term liabilities	23.8	23.6	11.0	—	58.4
Total long-term liabilities	535.8	65.1	56.3	—	657.2
Intercompany advances	311.2	421.1	9.8	(742.1)	—
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	343.7	554.7	437.1	(991.8)	343.7
Noncontrolling interests	14.1	—	14.1	(14.1)	14.1
Total equity	357.8	554.7	451.2	(1,005.9)	357.8
Total liabilities and shareholder's equity	$1,218.7	$1,227.9	$628.7	$(1,748.0)	$1,327.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended March 31, 2020
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$264.7	$101.6	$—	$366.3
Cost of sales	0.8	225.2	86.4	—	312.4
Gross profit	(0.8)	39.5	15.2	—	53.9
Selling, general and administrative expenses	6.2	25.9	8.6	—	40.7
Income (loss) from subsidiaries	13.1	3.6	—	(16.7)	—
Operating income (loss)	6.1	17.2	6.6	(16.7)	13.2
Other components of pension income and other postretirement benefits expense, net	1.8	—	—	—	1.8
Interest expense, net	(6.3)	(0.2)	(1.4)	—	(7.9)
Income (loss) before income taxes	1.6	17.0	5.2	(16.7)	7.1
Income tax expense	—	(4.3)	(1.2)	—	(5.5)
Net income (loss)	1.6	12.7	4.0	(16.7)	1.6
Net (income) loss attributable to noncontrolling interests	(0.1)	—	(0.1)	0.1	(0.1)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$1.5	$12.7	$3.9	$(16.6)	$1.5

Other comprehensive (loss) income:
Net income (loss)	$1.6	$12.7	$4.0	$(16.7)	$1.6
Currency translation	(16.6)	—	(16.6)	16.6	(16.6)
Pension and OPEB activity, net of tax	0.5	—	—	—	0.5
Total comprehensive (loss) income, net of tax	(14.5)	12.7	(12.6)	(0.1)	(14.5)
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	—	(0.1)	0.1	(0.1)
Comprehensive (loss) income attributable to Park-Ohio Industries Inc. common shareholder	$(14.6)	$12.7	$(12.7)	$—	$(14.6)

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$—	$306.5	$113.6	$—	$420.1
Cost of sales	0.7	260.9	93.2	—	354.8
Gross profit	(0.7)	45.6	20.4	—	65.3
Selling, general and administrative expenses	6.2	26.0	10.5	—	42.7
Gain on sale of assets	—	—		—	—
Income (loss) from subsidiaries	24.0	5.4	—	(29.4)	—
Operating income (loss)	17.1	25.0	9.9	(29.4)	22.6
Other components of pension income and other postretirement benefits expense, net	1.3	—	—	—	1.3
Interest expense, net	(6.6)	—	(1.6)	—	(8.2)
Income (loss) before income taxes	11.8	25.0	8.3	(29.4)	15.7
Income tax expense	—	(1.8)	(2.1)	—	(3.9)
Net income (loss)	11.8	23.2	6.2	(29.4)	11.8
Net income attributable to noncontrolling interests	(0.5)	—	(0.5)	0.5	(0.5)
Net income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$11.3	$23.2	$5.7	$(28.9)	$11.3

Other comprehensive (loss) income:
Net income (loss)	$11.8	$23.2	$6.2	$(29.4)	$11.8
Currency translation	0.7	—	0.7	(0.7)	0.7
Pension and OPEB activity, net of tax	5.3	—	—	—	5.3
Total comprehensive (loss) income, net of tax	17.8	23.2	6.9	(30.1)	17.8
Comprehensive income attributable to noncontrolling interests	(0.5)	—	(0.5)	0.5	(0.5)
Comprehensive income (loss) attributable to Park-Ohio Industries Inc. common shareholder	$17.3	$23.2	$6.4	$(29.6)	$17.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(15.7)	$13.5	$14.6	$(16.5)	$(4.1)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(0.2)	(3.3)	(1.4)	—	(4.9)
Proceeds from sale of an asset	1.4	—	—	—	1.4
Net cash provided (used) by investing activities	1.2	(3.3)	(1.4)	—	(3.5)
FINANCING ACTIVITIES
Intercompany account change	6.5	(11.2)	(11.8)	16.5	—
Proceeds from (payment on) revolving credit facility, net	17.5	—	(2.0)	—	15.5
Payments on term loans and other debt	—	—	(2.3)	—	(2.3)
Proceeds from term loans and other debt	—	—	0.2	—	0.2
Proceeds from (payments on) finance lease facilities, net	—	0.9	(0.3)	—	0.6
Dividends paid to Parent	(9.5)	—	—	—	(9.5)
Net cash provided (used) by financing activities	14.5	(10.3)	(16.2)	16.5	4.5
Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)
Decrease in cash and cash equivalents	—	(0.1)	(5.0)	—	(5.1)
Cash and cash equivalents at beginning of period	—	0.4	46.3	—	46.7
Cash and cash equivalents at end of period	$—	$0.3	$41.3	$—	$41.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
OPERATING ACTIVITIES
Net cash (used) provided by operating activities	$(12.5)	$10.6	$1.9	$5.4	$5.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(6.2)	(4.4)	—	(10.6)
Net cash used in investing activities	—	(6.2)	(4.4)	—	(10.6)
FINANCING ACTIVITIES
Intercompany account change	11.2	(3.1)	(2.7)	(5.4)	—
Proceeds from (payment on) revolving credit facility, net	1.3	—	—	—	1.3
Payments on term loans and other debt	—	(0.9)	(1.3)	—	(2.2)
Proceeds from term loans and other debt	—	0.6	0.5	—	1.1
Payments on finance leases, net	—	(1.4)	(0.2)	—	(1.6)
Dividend	—	—	(0.3)	—	(0.3)
Net cash provided (used) by financing activities	12.5	(4.8)	(4.0)	(5.4)	(1.7)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Decrease in cash and cash equivalents	—	(0.4)	(6.4)	—	(6.8)
Cash and cash equivalents at beginning of period	—	0.4	46.2	—	46.6
Cash and cash equivalents at end of period	$—	$—	$39.8	$—	$39.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  To limit the spread of COVID-19, governments have taken various actions, including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers.  Accordingly, businesses have adjusted, reduced or suspended operating activities.  This has negatively impacted several of the markets we serve, including the North American automotive market, which shut down production in mid-March 2020.  While a number of our plants are operating as essential businesses, some of our plants have suspended or cut back on operating levels and shifts, and additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop.

As a result of curtailed operations, we have taken actions in many of our operations to reduce the work force mostly through furloughs, although reductions in some positions are expected to be permanent.  We will continue to review if and when additional such actions may be appropriate throughout the Company.  The hope is to begin calling back furloughed workers when and if businesses begin to return to previously-expected demand levels. We also temporarily suspended our quarterly cash dividend to further enhance our liquidity.

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty over the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time.

Although there is significant uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $237 million as of March 31, 2020, and the recent steps we have taken to reduce costs, leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Dollars in millions)
Net sales	$366.3	$420.1	$(53.8)	(12.8)%
Cost of sales	312.4	354.8	(42.4)	(12.0)%
Gross profit	53.9	65.3	(11.4)	(17.5)%
Gross margin	14.7%	15.5%
Selling, general and administrative (“SG&A”) expenses	40.7	42.7	(2.0)	(4.7)%
SG&A expenses as a percentage of net sales	11.1%	10.2%
Operating income	13.2	22.6	(9.4)	(41.6)%
Other components of pension income and other postretirement benefits expense, net	1.8	1.3	0.5	38.5%
Interest expense, net	(7.9)	(8.2)	0.3	(3.7)%
Income before income taxes	7.1	15.7	(8.6)	(54.8)%
Income tax expense	(5.5)	(3.9)	(1.6)	41.0%
Net income	1.6	11.8	(10.2)	(86.4)%
Net income attributable to noncontrolling interests	(0.1)	(0.5)	0.4	(80.0)%
Net income attributable to Park-Ohio Industries Inc. common shareholder	$1.5	$11.3	$(9.8)	(86.7)%

Net Sales

Net sales decreased 12.8%, to $366.3 million in the first three months of 2020 compared to $420.1 million in the same period in 2019. This decrease was primarily due to lower demand from several end markets primarily driven by the COVID-19 pandemic. Several customer plant closures and changes in production schedules affected our businesses, primarily in our Assembly Components and Supply Technologies segments.

The factors explaining the changes in segment net sales for the three months ended March 31, 2020 compared to the corresponding 2019 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 12.0% to $312.4 million in the first three months of 2020, compared to $354.8 million in the same period in 2019. The decrease in cost of sales was primarily due to the decrease in net sales described above.

Gross margin was 14.7% in the first three months of 2020 compared to 15.5% in the corresponding period in 2019. The decrease in cost of sales and decrease in gross margin was due primarily to lower profit flow-through from the lower sales volumes and unfavorable product mix. These decreases were partially offset by the benefits of cost-reduction actions that the company implemented in response to current market conditions. The first quarter of 2019 includes $1.4 million of plant closure and consolidation costs.

SG&A Expenses

SG&A expenses were $40.7 million, or 11.1% of net sales, in the first three months of 2020 compared to $42.7 million, or 10.2% of net sales, in the same period in 2019. The decrease in SG&A expense dollars was due primarily to lower Corporate expenses and the benefit of cost-reduction actions implemented across the company in response to lower sales levels, partially offset by the SG&A expenses of Erie Press, which we acquired in May 2019.

SG&A expenses as a percentage of net sales increased in the first quarter of 2020 due primarily to fixed SG&A expenses over the lower revenue base in the current quarter compared to a year ago.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $1.8 million in the first three months of 2020 compared to $1.3 million in the corresponding period in 2019. This increase was driven by higher returns on plan assets in 2019, which will be amortized over future periods starting in 2020.

Interest Expense, net

Interest expense, net was $7.9 million in the first three months of 2020 compared to $8.2 million in 2019. The decrease was due to lower interest rates on outstanding borrowings during the 2020 period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 was $5.5 million, representing an effective rate of 77%, compared to income tax expense of $3.9 million, or 25%, for the three months ended March 31, 2019. The increase in the rate in the first quarter of 2020 was driven by an earnings mix that yields an increase in the Global Intangible Low Taxed Income (“GILTI”) inclusion, and also reduces the benefit of foreign tax credits and the Foreign Derived Intangible Income (“FDII”) deduction.

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

Supply Technologies Segment

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net sales	$140.8	$165.3
Segment operating income	$9.2	$13.1
Segment operating income margin	6.5%	7.9%

Net sales decreased 14.8% in the three months ended March 31, 2020 compared to the 2019 period due primarily to lower customer demand in certain end markets, including the Company’s automotive market, primarily affecting our fastener manufacturing business; the Company's truck and truck-related market, which was down 32% year-over-year; the Company’s consumer products market, which was down 22% year-over-year; and the Company's aerospace and defense market, which was down 30% year-over-year. These decreases were partially offset by higher customer demand in the Company’s semiconductor market, which was up 47% year-over-year. Sales were negatively impacted by the COVID-19 pandemic in certain end markets, primarily automotive, during the first quarter.

Segment operating income decreased by $3.9 million and segment operating income margin was down 140 basis points in the 2020 period compared to the same period a year ago. These net decreases were driven by lower profit flow-through from lower sales levels and unfavorable sales mix, offset by the benefits of cost-reduction actions implemented in response to current market conditions.

Assembly Components Segment

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net sales	$128.2	$138.3
Segment operating income	$6.3	$8.3
Segment operating income margin	4.9%	6.0%

Net sales decreased 7.3% in the three months ended March 31, 2020 compared to the 2019 period due primarily to customer plant closures and reduced vehicle production, which began late in the first quarter in response to the COVID-19 pandemic.

Segment operating income in the 2019 period decreased by $2.0 million, and segment operating income margin decreased by 110 basis points, compared to the corresponding 2019 period.  These decreases were due primarily to the unfavorable impact of the lower sales described above, which were partially offset by the benefits of cost-reduction actions that the company is implemented in response to current market conditions caused by the pandemic. During the first quarter of 2019, this segment incurred $1.4 million of plant closure and consolidation costs.

Engineered Products Segment

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net sales	$97.3	$116.5
Segment operating income	$3.8	$8.1
Segment operating income margin	3.9%	7.0%

Net sales were 16.5% lower in the 2020 period compared to the 2019 period. The decrease was due to lower customer demand for new capital equipment in certain key end markets in our forged and machined products business, including oil and gas and aerospace and defense. These decreases were partially offset by the sales from our Erie Press acquisition in May 2019.

Segment operating income in the 2020 period decreased by $4.3 million and segment operating income margin decreased by 310 basis points compared to the corresponding 2019 period. These decreases were driven by the lower sales levels, unfavorable sales mix, the negative impacts of the COVID-19 pandemic on certain product lines, and manufacturing inefficiencies at certain plants. The decreases were partially offset by the benefits of cost-reduction actions that the company has implemented in response to current market conditions.

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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2019, both contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements, including statements regarding future performance of the Company that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital;
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
our ability to continue to pay cash dividends, and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2020, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.5 million during the three-month period ended March 31, 2020.

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

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2020:

We were a co-defendant in approximately 119 cases asserting claims on behalf of approximately 222 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company has also identified the following:

The COVID-19 outbreak has impacted and could in the future materially and adversely affect our business.

The novel strain of the coronavirus identified in China in late 2019 and now affecting the global community has impacted and is expected to continue to impact our operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As a result of COVID-19 and the measures implemented that are designed to contain its spread, our customers have been and could continue to be negatively impacted as a result of disruption in demand, which could negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition. Similarly, as a result of COVID-19 and measures implemented that are designed to contain its spread, our suppliers may not have the materials, capacity, or capability to enable the manufacture of our products according to our schedule and specifications. Because of impacts to suppliers' operations, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations.

The COVID-19 pandemic has also disrupted our internal operations, including by heightening the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Certain of our facilities have experienced temporary work disruptions as a result of the COVID-19 pandemic, and we cannot predict whether these will continue or our facilities will experience more significant or frequent disruptions in the future. Furthermore, we may need to reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and any such reduction would cause us to incur costs. Moreover, there can be no assurance that we would be able to rehire our workforce in the event our business experiences a subsequent recovery.

The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition. Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets, or our ability to raise additional capital, if needed.

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
Date: May 14, 2020