Form 10-Q
period 2020-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2020-11-10
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2020, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2020	December 31, 2019
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$41.0	$46.7
Accounts receivable, net	250.8	261.3
Inventories, net	305.3	327.2
Receivable from affiliates	25.3	24.1
Prepaid and other current assets	81.9	80.8
Total current assets	704.3	740.1
Property, plant and equipment, net	231.5	240.1
Operating lease right-of-use assets	68.6	64.3
Goodwill	108.9	108.4
Intangible assets, net	86.8	90.6
Other long-term assets	84.8	83.8
Total assets	$1,284.9	$1,327.3
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$156.1	$175.0
Payable to affiliates	7.2	7.1
Current portion of long-term debt and short-term debt	12.2	16.8
Current portion of operating lease liabilities	12.7	11.9
Accrued expenses and other	102.9	101.5
Total current liabilities	291.1	312.3
Long-term liabilities, less current portion:
Long-term debt	537.2	545.2
Long-term operating lease liabilities	57.0	53.6
Other long-term liabilities	56.8	58.4
Total long-term liabilities	651.0	657.2
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	329.1	343.7
Noncontrolling interests	13.7	14.1
Total equity	342.8	357.8
Total liabilities and shareholder's equity	$1,284.9	$1,327.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net sales	$340.2	$403.4	$934.8	$1,238.8
Cost of sales	290.5	336.9	817.0	1,040.8
Gross profit	49.7	66.5	117.8	198.0
Selling, general and administrative expenses	38.6	42.5	114.2	132.0
Operating income	11.1	24.0	3.6	66.0
Other components of pension income and other postretirement benefits expense, net	1.9	1.4	5.5	4.2
Interest expense, net	(7.4)	(8.6)	(22.9)	(25.5)
Income (loss) before income taxes	5.6	16.8	(13.8)	44.7
Income tax (expense) benefit	(0.3)	(4.2)	3.8	(12.3)
Net income (loss)	5.3	12.6	(10.0)	32.4
Net loss (income) attributable to noncontrolling interests	0.1	(0.2)	0.4	(1.0)
Net income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$5.4	$12.4	$(9.6)	$31.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net income (loss)	$5.3	$12.6	$(10.0)	$32.4
Other comprehensive income (loss), net of tax:
Currency translation	12.6	(9.1)	(1.1)	(10.9)
Pension and other postretirement benefits	0.3	0.5	1.2	6.2
Total other comprehensive income (loss)	12.9	(8.6)	0.1	(4.7)
Total comprehensive income (loss), net of tax	18.2	4.0	(9.9)	27.7
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(0.2)	0.4	(1.0)
Comprehensive income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$18.3	$3.8	$(9.5)	$26.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2020	—	$127.3	$253.4	$(37.0)	$14.1	$357.8
Other comprehensive income (loss)	—	—	1.5	(16.1)	0.1	(14.5)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(9.5)	—	—	(9.5)
Balance at March 31, 2020	—	128.7	245.4	(53.1)	14.2	335.2
Other comprehensive (loss) income	—	—	(16.5)	3.3	(0.4)	(13.6)
Stock-based compensation expense	—	1.3	—	—	—	1.3
Balance at June 30, 2020	—	130.0	228.9	(49.8)	13.8	322.9
Other comprehensive income (loss)	—	—	5.4	12.9	(0.1)	18.2
Stock-based compensation expense	—	1.6	—	—	—	1.6
Balance at September 30, 2020	—	$131.7	$234.3	$(36.9)	$13.7	$342.8

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2019	—	$123.2	$221.9	$(40.9)	$13.7	$317.9
Other comprehensive income	—	—	11.3	6.0	0.5	17.8
Stock-based compensation expense	—	1.9	—	—	—	1.9
Dividends	—	—	—	—	(0.3)	(0.3)
Balance at March 31, 2019	—	125.1	233.2	(34.9)	13.9	337.3
Other comprehensive income (loss)	—	—	7.7	(2.1)	0.3	5.9
Stock-based compensation expense	—	(0.2)	—	—	—	(0.2)
Dividends	—	—	—	—	(0.4)	(0.4)
Dividend paid to parent	—	—	(4.0)	—	—	(4.0)
Balance at June 30, 2019	—	124.9	236.9	(37.0)	13.8	338.6
Other comprehensive income (loss)	—	—	12.4	(8.6)	0.2	4.0
Stock-based compensation expense	—	1.1	—	—	—	1.1
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at September 30, 2019	—	$126.1	$247.8	$(45.6)	$14.0	$342.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net (loss) income	$(10.0)	$32.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26.9	25.5
Stock-based compensation expense	4.4	2.8
Changes in operating assets and liabilities:
Accounts receivable	9.6	(20.6)
Inventories	20.8	(6.8)
Prepaid and other current assets	0.1	(2.8)
Accounts payable and accrued expenses	(17.9)	5.4
Other	(1.7)	(5.1)
Net cash provided by operating activities	32.2	30.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14.9)	(31.6)
Proceeds from sale of an asset	1.4	—
Business acquisitions, net of cash acquired	—	(8.1)
Net cash used by investing activities	(13.5)	(39.7)
FINANCING ACTIVITIES
(Payments on) proceeds from revolving credit facility, net	(7.7)	20.9
Payments on other debt	(8.1)	(7.3)
Proceeds from other debt	3.8	1.8
Payments on finance lease facilities, net	(2.6)	(5.0)
Dividends paid to Parent	(9.5)	(5.5)
Dividends	—	(0.7)
Net cash (used) provided by financing activities	(24.1)	4.2
Effect of exchange rate changes on cash	(0.3)	(0.9)
Decrease in cash and cash equivalents	(5.7)	(5.6)
Cash and cash equivalents at beginning of period	46.7	46.6
Cash and cash equivalents at end of period	$41.0	$41.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 — New Accounting Pronouncements

Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which replaced the current incurred loss impairment model with a methodology that reflected expected credit losses. Under the new methodology, entities will measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions and reasonable forecasts. The Company adopted this standard as of January 1, 2020. The adoption of the standard had an immaterial impact on the Company. For the three- and nine- month periods ended September 30, 2020, the provision and write-offs were not material, and the allowance approximated $5.4 million as of September 30, 2020.

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
September 30, 2020

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 - Revenue

We disaggregate our revenue by product line and geographic region of our customer, as we believe these metrics best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
PRODUCT LINE
Supply Technologies	$112.1	$128.2	$320.1	$413.9
Engineered specialty fasteners and other products	19.9	20.4	47.1	61.5
Supply Technologies Segment	132.0	148.6	367.2	475.4

Fuel, rubber and plastic products	86.8	91.1	211.3	271.8
Aluminum products	40.1	44.8	98.7	138.7
Assembly Components Segment	126.9	135.9	310.0	410.5

Industrial equipment	56.2	81.4	175.7	242.8
Forged and machined products	25.1	37.5	81.9	110.1
Engineered Products Segment	81.3	118.9	257.6	352.9

Total revenues	$340.2	$403.4	$934.8	$1,238.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2020
GEOGRAPHIC REGION
United States	$77.0	$86.1	$43.0	$206.1
Europe	21.6	3.8	16.1	41.5
Asia	10.3	9.1	12.6	32.0
Mexico	20.5	10.0	2.0	32.5
Canada	2.5	17.4	6.0	25.9
Other	0.1	0.5	1.6	2.2
Total	$132.0	$126.9	$81.3	$340.2

Three Months Ended September 30, 2019
GEOGRAPHIC REGION
United States	$98.2	$92.5	$69.2	$259.9
Europe	23.3	2.9	16.0	42.2
Asia	9.6	6.0	17.8	33.4
Mexico	13.7	12.6	4.1	30.4
Canada	3.1	21.5	6.4	31.0
Other	0.7	0.4	5.4	6.5
Total	$148.6	$135.9	$118.9	$403.4

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2020
GEOGRAPHIC REGION
United States	$228.3	$212.9	$141.7	$582.9
Europe	59.3	10.2	42.4	111.9
Asia	31.5	19.8	46.1	97.4
Mexico	40.0	23.8	5.5	69.3
Canada	7.0	42.3	15.1	64.4
Other	1.1	1.0	6.8	8.9
Total	$367.2	$310.0	$257.6	$934.8

Nine Months Ended September 30, 2019
GEOGRAPHIC REGION
United States	$319.2	$291.2	$205.2	$815.6
Europe	74.0	11.0	56.8	141.8
Asia	30.4	15.2	48.5	94.1
Mexico	40.8	32.2	10.5	83.5
Canada	9.6	59.7	20.6	89.9
Other	1.4	1.2	11.3	13.9
Total	$475.4	$410.5	$352.9	$1,238.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $33.8 million and $35.7 million at September 30, 2020 and December 31, 2019, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $61.3 million and $61.7 million at September 30, 2020 and December 31, 2019, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits expense, net; and interest expense, net.

Results by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net sales:
Supply Technologies	$132.0	$148.6	$367.2	$475.4
Assembly Components	126.9	135.9	310.0	410.5
Engineered Products	81.3	118.9	257.6	352.9
	$340.2	$403.4	$934.8	$1,238.8
Segment operating income (loss):
Supply Technologies	$10.6	$10.0	$20.1	$34.4
Assembly Components	6.7	10.4	(1.6)	27.0
Engineered Products	1.3	10.3	4.3	29.9
Total segment operating income	18.6	30.7	22.8	91.3
Corporate costs	(7.5)	(6.7)	(19.2)	(21.0)
One-time net expense related to former President(a)	—	—	—	(4.3)
Operating income	11.1	24.0	3.6	66.0
Other components of pension income and other postretirement benefits expense, net	1.9	1.4	5.5	4.2
Interest expense, net	(7.4)	(8.6)	(22.9)	(25.5)
Income (loss) before income taxes	$5.6	$16.8	$(13.8)	$44.7

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

NOTE 5 — Plant Closure and Consolidation

In the first nine months of 2020, the Company recorded charges totaling $3.7 million in its Assembly Components segment in connection with commencement of actions to close and consolidate its extrusion operations in Tennessee and its fuel operations in Shanghai, China, and to complete other cost-reduction actions in this segment.  The charges, which are included in cost of sales in the Condensed Consolidated Statements of Income (Loss), are comprised of severance and related employee costs of $1.3 million, asset impairment of $0.5 million, and other facility costs of $1.9 million.  The charges related to these actions in the three months ended September 30, 2020 were $1.4 million. The Company expects to incur additional costs related to these initiatives of approximately $0.6 million in the remainder of 2020.

In the Engineered Products segment, the Company recorded charges related to plant closure and consolidation of $0.4 million and $0.7 million in the three and nine months ended September 30, 2020, respectively.

NOTE 6 — Acquisition

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”) for $8.1 million in cash. The purchase price allocation for EP was finalized in 2019. The purchase agreement stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was approximately $1.0 million as of September 30, 2020.

NOTE 7 — Inventories

Inventories, net consist of the following:

	September 30, 2020	December 31, 2019
	(In millions)
Raw materials and supplies	$92.1	$92.6
Work in process	49.4	51.3
Finished goods	161.8	181.3
LIFO reserve	2.0	2.0
Inventories, net	$305.3	$327.2

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months and nine months ended September 30, 2020 and 2019:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Beginning balance	$6.5	$7.1	$6.4	$6.2
Claims paid	(0.5)	(1.0)	(1.1)	(2.6)
Warranty expense	0.3	1.3	1.0	3.8
Ending balance	$6.3	$7.4	$6.3	$7.4

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic.  Significant impacts of the CARES Act include the ability to carry back a net operating loss for five years and an increase of the Internal Revenue Code Section 163(j) interest expense disallowance limitations from 30% to 50% of adjusted taxable income, which will allow the Company to deduct additional interest expense for the 2019 and 2020 tax years.  The Company is assessing the potential impact of global relief packages and the CARES Act.
Income tax expense for the three months ended September 30, 2020 was $0.3 million, representing an effective rate of 5.4% compared to $4.2 million, or 25.0%, for the three months ended September 30, 2019. The rate in the 2020 period is lower than the U.S. statutory rate of 21% due primarily to a U.S. net operating loss carryback to a prior year under the CARES Act, a tax benefit from the favorable impact of final Global Intangible Low-Taxes Income (“GILTI”) regulations and a decrease in our Transition Tax liability. The rate in the 2019 period is higher than the U.S. statutory rate due to the impact of earnings in foreign jurisdictions with statutory income tax rates higher than the U.S. rate.

Income tax benefit for the nine months ended September 30, 2020 was $3.8 million, representing an effective rate of 27.5%, compared to income tax expense of $12.3 million, or 27.5%, for the nine months ended September 30, 2019. The rates in both periods are higher than the U.S. statutory rate due to the impact of earnings in foreign jurisdictions with statutory income tax rates higher than the U.S. rate.
NOTE 10 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2020	September 30, 2020	December 31, 2019
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.35%	165.2	173.2
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	—	4.6
Finance Leases	Various	Various	14.7	17.2
Other	Various	Various	25.1	23.5
Total debt			555.0	568.5
Less current portion of long-term debt and short-term debt			(12.2)	(16.8)
Less unamortized debt issuance costs			(5.6)	(6.5)
Total long-term debt, net			$537.2	$545.2

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

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $31.2 million at September 30, 2020 and $33.8 million at December 31, 2019.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $29.3 million as of September 30, 2020, as well as a revolving credit facility for up to $11.7 million to fund working capital and general corporate needs.  No amounts were outstanding under the loan agreement or the revolving credit facility as of September 30, 2020.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $14.7 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2020.

In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The financing agreement matures in September 2025. The Company had $7.3 million of borrowings outstanding under this agreement as of September 30, 2020, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

	September 30, 2020	December 31, 2019
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$322.6	$358.3

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the nine months ended September 30, 2020 is as follows:

	2020
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	471,634	$32.06	50,000	$32.55
Granted(a)	453,493	17.15	—	—
Vested	(137,121)	37.08	—	—
Canceled or expired	(5,000)	37.55	—	—
Outstanding - end of period	783,006	$22.51	50,000	$32.55

(a) - Included in the granted amount are 6,100 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the condensed consolidated statements of income (loss). Total stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $1.6 million and $1.1 million, respectively. Total stock-based compensation expense for the nine months ended September 30, 2020 and 2019 was $4.4 million and $2.8 million, respectively. As of September 30, 2020, there was $11.7 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.3 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 119 cases asserting claims on behalf of approximately 221 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) costs recognized for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In millions)
Service costs	$1.0	$1.0	$3.2	$2.8	$—	$—	$—	$—
Interest costs	0.5	0.6	1.6	1.9	—	0.1	0.1	0.2
Expected return on plan assets	(2.9)	(2.8)	(8.8)	(8.2)	—	—	—	—
Recognized net actuarial loss	0.4	0.5	1.4	1.6	0.1	—	0.2	0.1
Net periodic benefit (income) expense	$(1.0)	$(0.7)	$(2.6)	$(1.9)	$0.1	$0.1	$0.3	$0.3

NOTE 14 — Accumulated Other Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
Beginning balance	$(36.1)	$(13.7)	$(49.8)	$(23.1)	$(13.9)	$(37.0)
Currency translation(a)	12.6	—	12.6	(9.1)	—	(9.1)
Pension and OPEB activity, net of tax	—	0.3	0.3	—	0.5	0.5
Ending balance	$(23.5)	$(13.4)	$(36.9)	$(32.2)	$(13.4)	$(45.6)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Beginning balance	$(22.4)	$(14.6)	$(37.0)	$(21.3)	$(19.6)	$(40.9)
Currency translation(a)	(1.1)	—	(1.1)	(10.9)	—	(10.9)
Pension and OPEB activity, net of tax	—	1.2	1.2	—	6.2	6.2
Ending balance	$(23.5)	$(13.4)	$(36.9)	$(32.2)	$(13.4)	$(45.6)

(a)	No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  This has negatively impacted several of the markets we serve. In response to the COVID-19 pandemic, we have taken actions to reduce our operating costs, including plant consolidation; headcount reductions; salary reductions; and discretionary spending cuts. We have also aggressively managed both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact of the COVID-19 pandemic outbreak on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $242.5 million as of September 30, 2020, and the recent steps we have taken to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in millions)
Net sales	$340.2	$403.4	$(63.2)	(15.7)%
Cost of sales	290.5	336.9	(46.4)	(13.8)%
Gross profit	49.7	66.5	(16.8)	(25.3)%
Gross margin	14.6%	16.5%
Selling, general and administrative (“SG&A”) expenses	38.6	42.5	(3.9)	(9.2)%
SG&A expenses as a percentage of net sales	11.3%	10.5%
Operating income	11.1	24.0	(12.9)	(53.8)%
Other components of pension income and other postretirement benefits expense, net	1.9	1.4	0.5	35.7%
Interest expense, net	(7.4)	(8.6)	1.2	(14.0)%
Income before income taxes	5.6	16.8	(11.2)	(66.7)%
Income tax expense	(0.3)	(4.2)	3.9	(92.9)%
Net income	5.3	12.6	(7.3)	(57.9)%
Net loss (income) attributable to noncontrolling interests	0.1	(0.2)	0.3	*
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$5.4	$12.4	$(7.0)	(56.5)%
* Calculation not meaningful

Net Sales

Net sales decreased 15.7% to $340.2 million in the third quarter of 2020 compared to $403.4 million in the same period in 2019. This decrease was primarily due to lower demand from several end markets across all three of our segments, primarily driven by the COVID-19 pandemic.

The factors explaining the changes in segment net sales for the three months ended September 30, 2020 compared to the corresponding 2019 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 13.8% to $290.5 million in the third quarter of 2020 compared to $336.9 million in the same period in 2019. The decrease in cost of sales was primarily due to the decrease in net sales for the 2020 period compared to the corresponding period in 2019.

Gross margin was 14.6% in the third quarter of 2020 compared to 16.5% in the same period in 2019. The decrease was due primarily to lower profit flow-through from the lower sales volumes and unfavorable product mix, partially offset by the benefit of cost-reduction actions taken in response to current market conditions. The third quarter of 2020 includes charges of $1.3 million related to plant closure and consolidation, severance and other actions to reduce costs during this period. The third quarter of 2019 includes charges of $0.3 million related to plant closure and consolidation.

SG&A Expenses

SG&A expenses decreased to $38.6 million, or 11.3% of net sales, in the third quarter of 2020 compared to $42.5 million, or 10.5% of net sales, in the same period in 2019. SG&A expenses were down 9.4% in the 2020 period compared to the same period a year ago, driven by the benefit from cost reduction actions implemented across the company in response to the COVID-19 pandemic. The increase in SG&A expenses as of percentage of net sales was due to a fixed portion of SG&A expenses over a lower revenue base.
Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $1.9 million in the three months ended September 30, 2020 compared to $1.4 million in the corresponding period in 2019. This increase in the 2020 period relates to higher returns on plan assets in the 2020 period compared to the same period a year ago.

Interest Expense, net

Interest expense, net was $7.4 million in the third quarter of 2020 compared to $8.6 million in the 2019 period. The decrease was due to lower average interest rates and lower average outstanding borrowings during the 2020 period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 was $0.3 million, representing an effective rate of 5.4%, compared to $4.2 million, or 25.0%, for the three months ended September 30, 2019. The rate in the 2020 period is lower than the U.S. statutory rate of 21% due primarily to a U.S. net operating loss carryback to a prior year under the CARES Act, a tax benefit from the favorable impact of final Global Intangible Low-Taxes Income (“GILTI”) regulations and a decrease in our Transition Tax liability. The rate in the 2019 period is higher than the U.S. statutory rate due to the impact of earnings in foreign jurisdictions with statutory income tax rates higher than the U.S. rate.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(Dollars in millions)
Net sales	$934.8	$1,238.8	$(304.0)	(24.5)%
Cost of sales	817.0	1,040.8	(223.8)	(21.5)%
Gross profit	117.8	198.0	(80.2)	(40.5)%
Gross margin	12.6%	16.0%
SG&A expenses	114.2	132.0	(17.8)	(13.5)%
SG&A expenses as a percentage of net sales	12.2%	10.7%
Operating income	3.6	66.0	(62.4)	(94.5)%
Other components of pension income and OPEB expense, net	5.5	4.2	1.3	31.0%
Interest expense, net	(22.9)	(25.5)	2.6	(10.2)%
(Loss) income before income taxes	(13.8)	44.7	(58.5)	*
Income tax benefit (expense)	3.8	(12.3)	16.1	*
Net (loss) income	(10.0)	32.4	(42.4)	*
Net loss (income) attributable to noncontrolling interests	0.4	(1.0)	1.4	*
Net (loss) income attributable to Park-Ohio Industries, Inc. common shareholder	$(9.6)	$31.4	$(41.0)	*
*Calculation not meaningful

Net Sales

Net sales decreased 24.5% to $934.8 million in the first nine months of 2020 compared to $1,238.8 million in the same period in 2019. This decrease was primarily due to lower demand from several end markets across all three of our segments, primarily driven by the COVID-19 pandemic. In addition, in mid-March to late May 2020, the plants in our Assembly Components segment were shutdown as a result of the COVID-19 pandemic and its curtailment of North American automotive manufacturing.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2020 compared to the corresponding 2019 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales decreased 21.5% to $817.0 million in the first nine months of 2020 compared to $1,040.8 million in the same period in 2019. The decrease in cost of sales was primarily due to the decrease in net sales described above.

Gross margin was 12.6% in the first nine months of 2020 compared to 16.0% in the corresponding period in 2019. The decrease was due primarily to lower profit flow-through from the lower sales volumes and unfavorable product mix, partially offset by the benefit of cost-reduction actions taken in response to current market conditions. The 2020 period includes charges of $4.1 million related to plant closure and consolidation, severance and other actions to reduce costs during this period. The 2019 period includes charges of $3.8 million related to plant closure and consolidation.

SG&A Expenses

SG&A expenses were $114.2 million, or 12.2% of net sales, in the first nine months of 2020, compared to $132.0 million, or 10.7% of net sales, in the same period in 2019. SG&A expenses were down 13.4% compared to the same period a year ago, driven by the benefit from cost reduction actions implemented across the company in response to the COVID-19 pandemic. The increase in SG&A expenses as of percentage of net sales was due to a fixed portion of SG&A expenses over a lower revenue base.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $5.5 million in the first nine months of 2020 compared to $4.2 million in the corresponding period in 2019. This increase was driven by higher returns on plan assets in the 2020 period compared to the same period a year ago.

Interest Expense, net

Interest expense, net was $22.9 million in the first nine months of 2020 compared to $25.5 million in the 2019 period. The decrease was due to lower average interest rates and lower average outstanding borrowings during the 2020 period.

Income Tax Benefit/Expense

Income tax benefit for the nine months ended September 30, 2020 was $3.8 million, representing an effective rate of 27.5%, compared to income tax expense of $12.3 million, or 27.5%, for the nine months ended September 30, 2019. The rates in both periods are higher than the U.S. statutory rate due to the impact of earnings in foreign jurisdictions with statutory income tax rates higher than the U.S. rate.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$132.0	$148.6	$367.2	$475.4
Segment operating income	$10.6	$10.0	$20.1	$34.4
Segment operating income margin	8.0%	6.7%	5.5%	7.2%

Three months ended September 30:

Net sales decreased 11.2% in the three months ended September 30, 2020 compared to the 2019 period due primarily to lower customer demand in certain end markets, including the Company’s automotive market, primarily affecting our fastener manufacturing business; the Company's truck and truck-related market, which was down 39% year-over-year; the Company’s aerospace and defense market, which was down 46% year-over-year; and the Company’s industrial and agricultural equipment market, which was down 19% year-over-year. These decreases were partially offset by higher customer demand in the Company’s medical market, which was up 181% year-over-year; the Company’s semiconductor market, which was up 30% year-over-year; the Company’s lawn and garden market, which was up 26%; and the Company’s Power Sports and Recreational Vehicles market, which was up 4%.

Segment operating income increased by $0.6 million and segment operating income margin was up 130 basis points in the 2020 period compared to the same period a year ago. These increases were driven by the impact of cost reduction actions taken in response to the COVID-19 pandemic and favorable product mix, which more than offset lower profit flow-through from lower sales levels.

Nine months ended September 30:

Net sales decreased 22.8% in the nine months ended September 30, 2020 compared to the 2019 period due primarily to lower customer demand in certain end markets, including the Company’s automotive market, primarily affecting our fastener manufacturing business; the Company's truck and truck-related market, which was down 48% year-over-year; the Company's power sports market, which was down 15% year-over-year; the Company's aerospace and defense market, which was down 42% year-over-year; the Company’s industrial and agricultural equipment market, which was down 14% year-over-year; and the Company’s consumer products market, which was down 18% year-over-year. These decreases were partially offset by higher customer demand in the Company’s semiconductor market, which was up 42% year-over-year; and the Company’s medical market, which was up 95% year-over-year. Sales were negatively impacted by the COVID-19 pandemic in certain end markets, primarily automotive, during the 2020 period.

Segment operating income decreased by $14.3 million and segment operating income margin was down 170 basis points in the 2020 period compared to the same period a year ago. These net decreases were driven by lower profit flow-through from lower sales levels and unfavorable sales mix, partially offset by the benefits of cost-reduction actions implemented in response to current market conditions. In the 2020 period, this segment incurred charges of $0.5 million related to plant closing and consolidation and other actions to reduce costs.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$126.9	$135.9	$310.0	$410.5
Segment operating income (loss)	$6.7	$10.4	$(1.6)	$27.0
Segment operating income margin (loss)	5.3%	7.7%	(0.5)%	6.6%

Three months ended September 30:

Net sales decreased 6.6% in the three months ended September 30, 2020 compared to the 2019 period due primarily to the pandemic. Customers began a slow re-opening of their plants in late May 2020, at which time our facilities re-started production, albeit at lower levels than before the COVID-19 pandemic.

Segment operating income in the 2020 period decreased by $3.7 million, and segment operating income margin decreased by 240 basis points compared to the corresponding period of 2019.  These decreases were due primarily to the impact of the lower sales volumes noted above, partially offset by the benefits of cost-reduction actions taken in response to current operating conditions as a result of the COVID-19 pandemic. In addition, our factories have been challenged finding the necessary skilled labor to meet the increasing demand, which has contributed to the lower profitability. In the 2020 period, this segment incurred charges of $1.4 million related to plant closing and consolidation and other actions to reduce costs. In the 2019 period, this segment incurred charges of $0.2 million related to plant closing and consolidation.

Nine months ended September 30:

Net sales decreased 24.5% in the nine months ended September 30, 2020 compared to the 2019 period due primarily to customer plant closures and reduced vehicle production, which began in mid-March 2020 and continued until late May 2020, when the market started a slow re-opening and our facilities re-started production, albeit at lower levels than before the COVID-19 pandemic.

Segment operating income (loss) in the 2020 period decreased by $28.6 million, and segment operating income (loss) margin decreased to (0.5)% from 6.6% in the corresponding period of 2019.  These decreases were due primarily to the impact of the lower sales volumes noted above, partially offset by the benefits of cost-reduction actions taken in response to current operating conditions as a result of the COVID-19 pandemic. In the 2020 period, this segment incurred charges of $3.7 million related to plant closing and consolidation and other actions to reduce costs. In the 2019 period, this segment incurred charges of $3.2 million related to plant closing and consolidation.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$81.3	$118.9	$257.6	$352.9
Segment operating income	$1.3	$10.3	$4.3	$29.9
Segment operating income margin	1.6%	8.7%	1.7%	8.5%

Three months ended September 30:

Net sales were 31.6% lower in the 2020 period compared to the 2019 period. The decrease was due to lower customer demand for new capital equipment and lower demand in certain key end markets in our forged and machined products business, including oil and gas, aerospace and defense, agriculture and rail.

Segment operating income in the 2020 period decreased by $9.0 million compared to the corresponding 2019 period. This decrease was driven by the lower sales levels, unfavorable sales mix, and manufacturing underabsorption at certain plants. The decreases were partially offset by the benefits of cost-reduction actions that the Company has implemented in response to current market conditions. In the 2020 period, this segment incurred charges of $0.4 million related to plant closing and consolidation and other actions to reduce costs.

Nine months ended September 30:

Net sales were 27.0% lower in the 2020 period compared to the 2019 period. The decrease was due to lower customer demand for new capital equipment and lower demand in certain key end markets in our forged and machined products business, including oil and gas and aerospace and defense. These decreases were partially offset by the sales from our Erie Press acquisition in May 2019.

Segment operating income in the 2020 period decreased by $25.6 million and segment operating income margin decreased by 680 basis points compared to the corresponding 2019 period. These decreases were driven by the lower sales levels, unfavorable sales mix, and manufacturing underabsorption at certain plants. The decreases were partially offset by the benefits of cost-reduction actions that the Company has implemented in response to current market conditions. In the 2020 period, this segment incurred charges of $0.7 million related to plant closing and consolidation and other actions to reduce costs.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of September 30, 2020. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2020 and December 31, 2019.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	September 30, 2020	December 31, 2019
	(In millions)
Total current assets	$425.0	$459.3
Total noncurrent assets	387.2	387.4
Amounts due from subsidiaries that are non-Guarantors, net	25.3	24.1

Total current liabilities	186.2	200.5
Total noncurrent liabilities	604.4	601.1

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(In millions)
Net sales	$655.0	$1,177.5
Gross profit	80.2	183.0
SG&A expenses	88.4	132.7
(Loss) income before income taxes	(21.8)	28.4
Net (loss) income	(13.5)	20.0

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

These forward-looking statements, including statements regarding future performance of the Company that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of September 30, 2020, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.2 million during the nine-month period ended September 30, 2020.

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

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2020:

We were a co-defendant in approximately 119 cases asserting claims on behalf of approximately 221 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There are four asbestos cases, involving 20 plaintiffs, that plead specified damages against named defendants. In each of the four cases, the plaintiff is seeking compensatory and punitive damages based on a variety of potentially alternative causes of action. In two cases, the plaintiff has alleged three counts at $3.0 million compensatory and punitive damages each; one count at $3.0 million compensatory and $1.0 million punitive damages; one count at $1.0 million. In the third case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $20.0 million, for three separate causes of action, and $5.0 million compensatory damages for the fifth cause of action. In the fourth case, the plaintiff has alleged compensatory and punitive damages, each in the amount of $10.0 million, for ten separate causes of action.

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

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company has also identified the following:

The COVID-19 pandemic has impacted and could in the future materially and adversely affect our business.

The novel strain of the coronavirus identified in China in late 2019 and now affecting the global community has impacted and is expected to continue to impact our operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to the COVID-19 pandemic include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

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
Date: November 10, 2020