Form 10-K
period 2020-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2021-03-15
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of February 26, 2021, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Park-Ohio Industries, Inc.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2020

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

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2020, we employed approximately 6,500 people.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2020	$510.1 million	$441.5 million	$343.6 million
SELECTED PRODUCTS	Sourcing, planning and procurement of over 240,000 production components, including:
• Fasteners
• Pins
• Valves
• Hoses
• Wire harnesses
• Clamps and fittings
• Rubber and plastic components
• Other Class C and MRO products
		• Extruded and molded rubber and thermoplastic products • Fuel filler assemblies • Gasoline direct injection systems • Control arms • Knuckles • Engine cradles and brackets • Oil pans	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products
SELECTED INDUSTRIES SERVED	• Heavy-duty truck
• Power sports and recreational equipment
• Aerospace and defense
• Semiconductor equipment
• Electrical distribution and controls
• Consumer electronics
• Bus and coaches
• Automotive
• Agricultural and construction equipment
• HVAC
• Lawn and garden
• Plumbing
	• Medical devices	• Automotive and light vehicle • Agricultural equipment • Construction equipment • Heavy-duty truck • Marine equipment • Bus	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Automotive • Oil and gas • Rail • Aerospace and defense • Power generation

The Company consists of the following segments:

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate more than 60 logistics service centers in the United States, Mexico, Canada, Czech Republic, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Malaysia, Northern Ireland and Ireland, as well as production sourcing and support centers in the United States and Asia. Through our supply chain management programs, we supply more than 240,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
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
Markets and Customers. For the year ended December 31, 2020, approximately 62% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its approach to over 7,500 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 31% and 32% of the sales of Supply Technologies in 2020 and 2019, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Assembly Components

Assembly Components manufactures products oriented towards fuel efficiency, reduced emission standards and vehicle electrification. Assembly Components designs, develops and manufactures: aluminum products; highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; and flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products, coupled with Turbo Enabled engines, make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 or 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels. In addition, our Assembly Components segment operates what we believe is one of the few aluminum component suppliers that have the capability to provide a wide range of high-volume, high-quality products utilizing a broad range of processes including gravity and low pressure permanent mold, die-cast and lost-foam, as well as emerging alternative casting technologies. We also provide machining to our aluminum products customers.
Assembly Components operates 19 manufacturing facilities and four technical offices in the United States, Mexico, China, England and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers.  For the year ended December 31, 2020, approximately 68% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 45% and 47% of segment sales for 2020 and 2019, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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

Engineered Products
Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in 16 domestic facilities throughout the United States and 20 international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India, Japan, Spain and Brazil.
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

Markets and Customers.  For the year ended December 31, 2020, approximately 52% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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

Backlog

Management believes that backlog is not a meaningful measure for Supply Technologies, as a majority of Supply Technologies’ customers require just-in-time delivery of production components. Management believes that Assembly Components’ backlog is not a meaningful measure, as a significant portion of sales are on a release or firm order basis. The backlog of Engineered Products’ orders believed to be firm as of December 31, 2020 was $135.9 million, compared with $220.5 million as of December 31, 2019. Nearly all of Engineered Products’ backlog as of December 31, 2020 is scheduled to be shipped in 2021.

Compliance with Government Regulations

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

In addition to environmental laws and regulations, our operations are governed by a variety of laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our business, financial condition, results of operations and cash flows.
Human Capital Resources
As of December 31, 2020, we employed approximately 6,500 employees in our operations around the world. Approximately 3,800 of these employees are in the United States, while the remaining 2,700 are employed in other countries. Approximately 10% of our employees are covered by a collective bargaining agreement.

The attraction, retention and development of employees is critical to the successful execution of the Company’s strategy. The Company works diligently to attract the best talent from a diverse range of resources to meet current and future demands of our businesses. Hiring the right people for the long-term and developing them for future roles is an important process across the overall organization. To support these objectives, the Company’s human resource programs are designed to develop, reward and support employees through competitive compensation, internal advancement, comprehensive flexible benefit programs and a safe and healthy work environment.

Key areas of focus include:

Health & Safety: The success of our business is fundamentally connected to the well-being of our employees; accordingly, we are committed to their health, safety, and wellness. Our global health and safety programs are designed around dedicated environmental, health and safety standards and procedures specifically tailored at the facility level to address different jurisdiction and regulations, specific operating hazards, and unique working environments. The Company’s objectives include a focus on regulatory compliance and protection of people and the environment. Our safety focus is evident in our response to the COVID-19 Pandemic, which included some of the initiatives listed below:
•Increasing cleaning protocols across all locations
•Communicating regularly regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures
•Implementing temperature screening of employees at our facilities
•Establishing new physical distancing procedures
•Providing personal protective equipment
•Modifying workspaces with plexiglass dividers
•Establishing protocols to address actual and suspected COVID-19 cases and potential contact exposure
•Prohibiting non-essential travel for all employees

•Requiring mask wearing in locations

Most of our businesses manufacture products deemed essential to the critical infrastructure, and as a result, most of our production sites have continued to operate during the COVID-19 pandemic.

Ethics & Compliance: Our Company is committed to values of honesty, integrity, respect and responsibility that foster high ethical standards in our relationships with each other, our customers and suppliers, and all those we do business with. Our Code of Business Conduct and Ethics (the “Code”), along with the policies and procedures referenced in the Code, provide guidance for all employees on topics such as anti-corruption and bribery, anti-trust and competition law, discrimination including our policy on harassment and retaliation, privacy, appropriate use of company assets, protection of confidential information and reporting concerns and violations. Should potential violations of the Code, our policies and procedures, or the law occur, employees are encouraged to notify our Chief Compliance Officer through our Ethics Hotline. We do not tolerate retaliation against anyone who reports a potential violation in good faith. The Chief Compliance Officer reports matters related to the Code to the Audit Committee of the Board of Directors on a quarterly basis.

Compensation & Benefits: Our policy is to competitively compensate our employees. The compensation philosophy is to align both short-term and long-term incentives with our strategic objectives and to consider market forces and the performance of our Company and the employee. We offer comprehensive employee benefits that vary by country and are competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan, defined benefit - cash balance plan, comprehensive health benefits, employee assistance programs, business travel, life/disability insurance and supplemental voluntary insurance.

Training & Talent Development: The Company is committed to continued development of our workforce. Training is provided in several formats to accommodate workforce diversity and business focus. In addition, various internship programs and informal mentoring demonstrate the Company’s ongoing commitment and initiatives toward accelerating our future leaders.

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
Risks Relating to the COVID-19 Pandemic
Our business, results of operations and cash flows have been and are expected to continue to be adversely affected by COVID-19.
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
Risks Relating to Economic Conditions
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
Risks Relating to Our Business and Operations
Because a significant portion of our sales is to the automotive and heavy-duty truck industries, a decrease in the demand of these industries or the loss of any of our major customers in these industries could adversely affect our financial health.
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 30% and 6% of our net sales during the year ended December 31, 2020 from the automotive and heavy-duty truck industries, respectively.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2020, our ten largest customers accounted for approximately 30% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•the loss of any key customer, in whole or in part;
•the insolvency or bankruptcy of any key customer;
•a declining market in which customers reduce orders or demand reduced prices; or
•a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.
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

As of December 31, 2020, we had goodwill of $110.9 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. Based on our 2020 annual impairment test, we determined that the fair value of our Forged and Machined Products Group (“FMPG”) reporting unit, which is included in our Engineered Products segment, exceeded its carrying value by 10% as of the October 1, 2020 testing date. As such, we concluded that the goodwill of this reporting unit of $8.7 million was not impaired as of that date. This reporting unit was negatively impacted by the COVID-19 pandemic throughout 2020, and while we believe that the current assumptions and estimates used in our goodwill testing are reasonable, supportable and appropriate, there can be no assurance that such assumptions and estimates will prove to be accurate predictions of future performance. For additional information, see Note 6, Goodwill, to the consolidated financial statements included elsewhere herein.
Our business and operating results may be adversely affected by natural disasters, other catastrophic events or public health issues, all of which are beyond our control.
While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions such as hurricanes, tornadoes, and earthquakes; other natural disasters; or public health issues in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our business facilities, lack of adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, or delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.
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
Risks Relating to Human Capital
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations.
As of December 31, 2020, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 750 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Relating to Legal, Compliance and Regulatory Matters
Potential product liability risks exist from the products that we sell.
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
Our operations are subject to the risks of doing business abroad, including the following:
•fluctuations in currency exchange rates;
•limitations on ownership and on repatriation of earnings;
•transportation delays and interruptions;
•political, social and economic instability and disruptions;
•potential disruption that could be caused by the partial or complete reconfiguration of the European Union;
•government embargoes or foreign trade restrictions;
•the imposition of duties and tariffs and other trade barriers;
•import and export controls;
•labor unrest and current and changing regulatory environments;
•the potential for nationalization of enterprises;
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•increasingly complex laws and regulations concerning privacy and data security, including the European Union's General Data Protection Regulation;
•difficulties in staffing and managing multinational operations;
•limitations on our ability to enforce legal rights and remedies; and
•potentially adverse tax consequences.

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
Risks Relating to Our Debt
Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.
As of December 31, 2020, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2021, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
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
Risks Relating to the Execution of our Strategy
We may encounter difficulty in expanding our business through targeted acquisitions.
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
Risks Relating to Our Common Stock
Our Chairman of the Board, Chief Executive Officer and President and former President collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2020, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 30% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2020, our operations included numerous manufacturing and supply chain logistics services facilities located in 24 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2020.

Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Carnegie, PA	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Solon, OH	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Conneaut, OH	Leased/Owned	Manufacturing
	Acuna, Mexico	Leased	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Rootstown, OH	Owned	Manufacturing
	Wapakoneta, OH	Owned	Manufacturing
	Cleveland, OH	Leased	Manufacturing
	Angola, IN	Owned	Manufacturing
	Huntington, IN	Leased	Manufacturing
	Fremont, IN	Owned	Manufacturing
	Big Rapids, MI	Owned	Manufacturing
ENGINEERED	Cicero, IL	Owned	Manufacturing
PRODUCTS	Cuyahoga Heights, OH	Owned	Manufacturing
	Canton, OH (2)	Owned/Leased	Manufacturing
	Newport, AR	Leased	Manufacturing
	Warren, OH	Owned	Manufacturing
	Erie, PA	Owned	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Wickliffe, OH	Owned	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Chennai, India	Owned	Manufacturing
	Cortland, OH	Owned	Office and Manufacturing
(1)Each segment has other facilities, none of which is deemed to be a principal facility.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2020:
We were a co-defendant in approximately 118 cases asserting claims on behalf of approximately 219 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic. This has negatively impacted several of the markets we serve. In response to the COVID-19 pandemic, we have taken actions to reduce our operating costs, including plant consolidation; headcount reductions; salary reductions; and discretionary spending cuts. We have also aggressively managed both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact of the COVID-19 pandemic outbreak on our future results, we believe our diversified portfolio of global businesses and the steps we have taken to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2019 and 2018. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

2020 Compared with 2019 and 2019 Compared with 2018

				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,295.2	$1,618.3	$1,658.1	$(323.1)	(20)%	$(39.8)	(2)%
Cost of sales	1,126.6	1,358.0	1,386.6	(231.4)	(17)%	(28.6)	(2)%
Gross profit	168.6	260.3	271.5	(91.7)	(35)%	(11.2)	(4)%
Gross profit as a percentage of net sales	13.0%	16.1%	16.4%
Selling, general and administrative ("SG&A") expenses	152.3	176.5	175.1	(24.2)	(14)%	1.4	1%
SG&A expenses as a percentage of net sales	11.8%	10.9%	10.6%
Gain on sale of assets	—	—	(1.9)	—	*	1.9	*
Operating income	16.3	83.8	98.3	(67.5)	(81)%	(14.5)	(15)%
Other components of pension income and other postretirement benefits expense, net	7.3	5.6	8.8	1.7	30%	(3.2)	(36)%
Interest expense, net	(30.4)	(33.9)	(34.4)	3.5	(10)%	0.5	(1)%
(Loss) income before income taxes	(6.8)	55.5	72.7	(62.3)	(112)%	(17.2)	(24)%
Income tax benefit (expense)	2.5	(15.4)	(16.8)	17.9	(116)%	1.4	(8)%
Net (loss) income	(4.3)	40.1	55.9	(44.4)	(111)%	(15.8)	(28)%
Net loss (income) attributable to noncontrolling interest	0.3	(1.1)	(1.6)	1.4	*	0.5	*
Net (loss) income attributable to ParkOhio common shareholder	$(4.0)	$39.0	$54.3	$(43.0)	(110)%	$(15.3)	(28)%

* Calculation not meaningful

2020 Compared with 2019

Net Sales
Net sales decreased 20% to $1,295.2 million in 2020 compared to $1,618.3 million in 2019. The decrease in net sales was due to lower customer demand for our products in many end markets across all three of our segments, primarily driven by the COVID-19 pandemic. See the “Segment Results” section below for a more detailed discussion of the decrease in sales in each business segment.
Cost of Sales & Gross Profit

Cost of sales decreased 17% to $1,126.6 million in 2020 compared to $1,358.0 million in 2019. The decrease in cost of sales was in-line with the decrease in net sales described above.

Our gross margin percentage decreased to 13.0% in 2020 compared to 16.1% in 2019, due primarily to the lower profit flow-through from lower sales in 2020 compared to a year ago. In addition, cost of sales in 2020 included $5.1 million of costs related to plant closure and consolidation, compared to $3.5 million of such costs in 2019. These negative factors were partially offset by the benefits of cost reduction efforts taken in response to challenging market conditions in much of 2020 as a result of the pandemic.
SG&A Expenses

SG&A expenses decreased to $152.3 million, or 11.8% of net sales, in 2019 from $176.5 million, or 10.9% of net sales, in 2019. This decrease in SG&A expenses in 2020 was due primarily to the favorable impact of cost-reduction actions implemented across the Company in response to the COVID-19 pandemic. In addition, SG&A expenses in 2019 included one-time expense of $4.3 million related to an executive departure. The increase in SG&A expenses as a percentage of net sales was due to a fixed portion of SG&A expenses over a lower revenue base.
Other Components of Pension Income and Other Postretirement Benefits (“OPEB”) Expense, Net

Other components of pension income and OPEB expense, net was $7.3 million in 2020 compared to $5.6 million in 2019. The increase in 2020 was driven by higher returns on plan assets in 2020 compared to 2019.

Interest Expense, Net
Interest expense, net decreased to $30.4 million in 2020 compared to $33.9 million in 2019. The decrease was due to lower average interest rates and lower outstanding borrowings in 2020 compared to 2019. The lower outstanding borrowings were driven by debt repayments of $35.4 million during 2020. Our average effective borrowing rate was 5.4% in 2020 compared to 5.8% in 2019.
Income Tax Benefit (Expense)
The provision for income taxes was a benefit of $2.5 million in 2020 (an effective rate of 36.8%) compared to expense of $15.4 million in 2019 (an effective rate of 27.7%). The 2020 rate is higher due to US tax loss planning and related net operating loss carrybacks to prior years under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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

Supply Technologies Segment

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net sales	$510.1	$611.5	$636.8
Segment operating income	$30.2	$42.0	$49.0
Segment operating income margin	5.9%	6.9%	7.7%

2020 Compared to 2019

Net sales were down 17% in 2020 compared to 2019 due primarily to lower customer demand in certain end markets, due primarily to the impact of the global COVID-19 pandemic in 2020. The primary decreases were in the Company's truck and truck-related market, which was down 38%; the Company’s aerospace and defense market, which was down 41%; the Company’s automotive market, which was down 14%; the Company’s consumer products market, which was down 14%; and the Company’s agricultural and industrial equipment market, which was down 12%. These decreases were partially offset by higher customer demand in the Company’s medical device market, which was up 109%; and the Company’s semiconductor market, which was up 35%.

Segment operating income and operating income margin were down $11.8 million and 100 basis points, respectively, in 2020 compared to 2019.These decreases were due primarily to lower profit flow-through from the lower sales volumes and unfavorable sales mix, partially offset by the benefit of cost reduction actions taken in response to challenging market conditions.

Assembly Components Segment

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net sales	$441.5	$539.5	$578.3
Segment operating income	$8.1	$36.2	$42.9
Segment operating income margin	1.8%	6.7%	7.4%

2020 Compared to 2019

Net sales were down 18% in 2020 compared to 2019 due primarily to the impact of the global COVID-19 pandemic on the U.S. automotive industry. Our customers closed their facilities and reduced vehicle production in mid-March in compliance with federal and state guidelines, resulting in the closure of our facilities. Beginning in late May and early June 2020, the industry began the slow process of re-opening manufacturing facilities and restarting production, albeit at lower levels than before the COVID-19 pandemic, and our facilities began to ramp-up production.

Segment operating income and operating income margin were down $28.1 million and 490 basis points, respectively, in 2020 compared to 2019. These decreases were driven by the production shut-downs described above, as well as by charges of $4.1 million related to plant closure and consolidation actions in 2020. In 2019, this segment incurred similar charges of $3.3 million. The actions in both years resulted in cost reductions which partially offset the negative impact on profitability of the lower sales.

Engineered Products Segment

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net sales	$343.6	$467.3	$443.0
Segment operating income	$3.5	$37.7	$38.4
Segment operating income margin	1.0%	8.1%	8.7%

2020 Compared to 2019

Net sales were down 26% in 2020 compared to 2019 due primarily to lower customer demand in certain key end markets in our forged and machined products business, including our oil and gas, aerospace, rail and agriculture markets; as well as lower demand for our capital equipment products, as many customers delayed buying decisions in response to the COVID-19 pandemic.

Segment operating income and operating income margin were down $34.2 million and 710 basis points, respectively, in 2020 compared to 2019. These decreases were due primarily to the lower sales levels, unfavorable product mix, manufacturing inefficiencies in certain facilities, and cost overruns on certain jobs in this segment, primarily as a result of the COVID-19 pandemic. In addition, in 2020 this segment incurred charges of $2.2 million related to plant closure and consolidation.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of December 31, 2020. Refer to Exhibit 22.1 to this Form 10-K for the detailed list of entities included within the obligated group as of December 31, 2020 and December 31, 2019.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	December 31,
	2020	2019
	(In millions)
Total current assets	$441.4	$459.3
Total noncurrent assets	394.1	387.4
Amounts due from subsidiaries that are non-Guarantors	25.8	24.1

Total current liabilities	209.1	200.5
Total noncurrent liabilities	590.8	601.1

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Year Ended December 31,
	2020	2019
	(In millions)
Net sales	$905.9	$1,177.5
Gross profit	112.4	183.0
SG&A expenses	118.2	132.7
(Loss) income before income taxes	(22.1)	28.4
Net (loss) income	(10.9)	20.0
Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons, other than the letters of credits disclosed in Note 8 to the consolidated financial statements, included elsewhere herein.

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
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2020, 2019 and 2018, we performed quantitative testing for each reporting unit with a goodwill balance.
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

The results of testing as of October 1, 2020, 2019 and 2018 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates. Based on our 2020 annual impairment test, we determined that the fair value of our FMPG reporting unit, which is included in our Engineered Products segment, exceeded its carrying value by 10% as of the October 1, 2020 testing date. As such, we concluded that the goodwill of this reporting unit of $8.7 million was not impaired as of that date. This reporting unit was negatively impacted by the COVID-19 pandemic throughout 2020, and while we believe that the current assumptions and estimates used in our goodwill testing are reasonable, supportable and appropriate, there can be no assurance that such assumptions and estimates will prove to be accurate predictions of future performance.
Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2020, 2019 and 2018, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2020, 2019 and 2018 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
See Notes 6 and 7 of the consolidated financial statements included elsewhere herein for additional disclosure on goodwill and indefinite-lived intangibles.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 2.40% for 2020, compared with 3.22% in 2019. For the other postretirement benefit plan, the rate is 1.95% for 2020 and 2.94% for 2019. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.75% for 2020. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates. As of December 31, 2020, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $143.7 million at December 31, 2020. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.4 million for the year ended December 31, 2020.

Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholder's equity section of the accompanying Consolidated Balance Sheets. Sales and expenses at our foreign operations are translated into U.S. dollars at the applicable monthly average exchange rates. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

Our largest exposures to commodity prices relate to steel and natural gas prices, which have fluctuated widely in recent years. We do not have any commodity swap agreements, forward purchase or hedge contracts.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of Park-Ohio Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 , in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative Impairment Assessment of Goodwill
Description of the matter How we addressed the matter in our audit
At December 31, 2020, the Company’s goodwill was $110.9 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level for impairment utilizing the income approach, which uses a discounted cash flow methodology to estimate the fair value of each reporting unit.

Auditing management’s quantitative goodwill impairment assessment for certain of its reporting units was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue growth rates, operating margins and weighted average cost of capital (WACC), which are impacted by expectations of future market or economic conditions.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management’s review of the significant assumptions underlying the fair value determination described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions described above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends and to historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved our specialists to review the methodology, and certain assumptions such as the WACC. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Cleveland, Ohio
March 15, 2021

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$44.8	$46.7
Accounts receivable, net	248.1	261.3
Inventories, net	310.9	327.2
Receivables from affiliates	25.8	24.1
Unbilled contract revenue	56.9	61.7
Other current assets	35.3	19.1
Total current assets	721.8	740.1
Property, plant and equipment, net	239.1	240.1
Operating lease right-of-use assets	68.6	64.3
Goodwill	110.9	108.4
Intangible assets, net	86.8	90.6
Pension assets	74.8	65.0
Other long-term assets	15.3	18.8
Total assets	$1,317.3	$1,327.3
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$166.7	$175.0
Payables to affiliates	7.2	7.1
Current portion of long-term debt and short-term debt	11.6	16.8
Current portion of operating lease liabilities	12.9	11.9
Accrued employee compensation	28.1	25.7
Deferred revenue	37.4	35.7
Other accrued expenses	50.7	40.1
Total current liabilities	314.6	312.3
Long-term liabilities, less current portion:
Long-term debt	517.8	545.2
Long-term operating lease liabilities	56.7	53.6
Deferred income taxes	36.8	29.9
Other long-term liabilities	24.4	28.5
Total long-term liabilities	635.7	657.2
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	133.4	127.3
Retained earnings	237.9	253.4
Accumulated other comprehensive loss	(18.1)	(37.0)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	353.2	343.7
Noncontrolling interests	13.8	14.1
Total equity	367.0	357.8
Total liabilities and shareholder's equity	$1,317.3	$1,327.3
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net sales	$1,295.2	$1,618.3	$1,658.1
Cost of sales	1,126.6	1,358.0	1,386.6
Gross profit	168.6	260.3	271.5
Selling, general and administrative expenses	152.3	176.5	175.1
Gain on sale of assets	—	—	(1.9)
Operating income	16.3	83.8	98.3
Other components of pension income and other postretirement benefits expense, net	7.3	5.6	8.8
Interest expense, net	(30.4)	(33.9)	(34.4)
(Loss) income before income taxes	(6.8)	55.5	72.7
Income tax benefit (expense)	2.5	(15.4)	(16.8)
Net (loss) income	(4.3)	40.1	55.9
Net loss (income) attributable to noncontrolling interest	0.3	(1.1)	(1.6)
Net (loss) income attributable to ParkOhio common shareholder	$(4.0)	$39.0	$54.3

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net (loss) income	$(4.3)	$40.1	$55.9
Other comprehensive income (loss):
Currency translation	14.1	(1.1)	(9.7)
Pensions and other postretirement benefits, net of tax	4.8	5.0	(13.3)
Total other comprehensive income (loss)	18.9	3.9	(23.0)
Total comprehensive income, net of tax	14.6	44.0	32.9
Comprehensive loss (income) attributable to noncontrolling interest	0.3	(1.1)	(1.6)
Comprehensive income attributable to ParkOhio common shareholder	$14.9	$42.9	$31.3

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2018	—	$114.9	$182.9	$(17.9)	$12.1	$292.0
Other comprehensive income (loss)	—	—	54.3	(23.0)	1.6	32.9
Stock-based compensation	—	8.3	—	—	—	8.3
Dividend paid to parent	—	—	(18.0)	—	—	(18.0)
Adoption of ASU 2014-09	—	—	2.6	—	—	2.6
Balance at December 31, 2018	—	123.2	221.9	(40.9)	13.7	317.9
Other comprehensive income	—	—	39.0	3.9	1.1	44.0
Stock-based compensation expense	—	4.1	—	—	—	4.1
Dividend paid to parent	—	—	(7.5)	—	—	(7.5)
Dividends	—	—	—	—	(0.7)	(0.7)
Balance at December 31, 2019	—	127.3	253.4	(37.0)	14.1	357.8
Other comprehensive (loss) income	—	—	(4.0)	18.9	(0.3)	14.6
Stock-based compensation	—	6.1	—	—	—	6.1
Dividend paid to parent	—	—	(11.5)	—	—	(11.5)
Balance at December 31, 2020	—	$133.4	$237.9	$(18.1)	$13.8	$367.0

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES	(In millions)
Net (loss) income	$(4.3)	$40.1	$55.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35.8	34.1	36.2
Stock-based compensation	6.1	4.1	8.3
Gain on sale of assets	—	—	(1.9)
Deferred income taxes	6.2	1.4	0.6
Net impact of Tax Cuts and Jobs Act	—	—	0.3
Changes in operating assets and liabilities:
Accounts receivable	16.7	6.5	(11.9)
Inventories	18.5	(7.2)	(29.4)
Prepaid and other current assets	(8.4)	3.8	(9.8)
Accounts payable and accrued expenses	0.4	(15.2)	15.7
Other	(3.0)	(6.7)	(12.3)
Net cash provided by operating activities	68.0	60.9	51.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26.3)	(40.1)	(45.0)
Proceeds from sale of assets	1.4	—	2.8
Business acquisitions, net of cash acquired	—	(8.1)	(46.9)
Net cash used by investing activities	(24.9)	(48.2)	(89.1)
FINANCING ACTIVITIES
(Payments on) proceeds from revolving credit facility, net	(29.3)	7.8	40.3
Payments on term loans and other debt	(13.0)	(10.3)	(15.5)
Proceeds from other long-term debt	5.5	1.4	4.0
Proceeds from (payments on) finance lease facilities, net	1.4	(3.4)	(0.9)
Dividend paid to parent	(11.5)	(7.5)	(18.0)
Dividends	—	(0.7)	—
Net cash (used) provided by financing activities	(46.9)	(12.7)	9.9
Effect of exchange rate changes on cash	1.9	0.1	(2.1)
(Decrease) increase in cash and cash equivalents	(1.9)	0.1	(29.6)
Cash and cash equivalents at beginning of year	46.7	46.6	76.2
Cash and cash equivalents at end of year	$44.8	$46.7	$46.6
Income taxes paid	$5.5	$12.3	$21.0
Interest paid	$28.3	$31.5	$33.0

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation: Park-Ohio Industries, Inc. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons, other than the letters of credits disclosed in Note 8. The Company leases certain real properties owned by related parties as described in Note 12. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts was $5.5 million and $4.9 million at December 31, 2020 and 2019, respectively. The Company’s policy is to measure expected credit losses on accounts receivable based on historical experience, current conditions and reasonable forecasts. During 2020 and 2019, we sold, without recourse, $74.1 million and $112.7 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $0.4 million and $1.1 million in 2020 and 2019, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Operations.

Inventories:    Inventories are valued using first-in, first-out (“FIFO”) or the weighted-average inventory method and stated at the lower of cost or net realizable value, except for the inventories at Canton Drop Forge (“CDF”). CDF inventories are stated using the last-in, first-out (“LIFO”) method.

Major Classes of Inventories	December 31, 2020	December 31, 2019
Raw materials and supplies	$93.8	$92.6
Work in process	42.3	51.3
Finished goods	172.8	181.3
LIFO reserve	2.0	2.0
Inventories, net	$310.9	$327.2

Other Inventory Items
Inventory reserves	$(39.3)	$(34.2)
Consigned inventory	$13.4	$8.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment: Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of assets are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation of fixed assets, including amounts capitalized under finance leases, is computed by the straight-line method based on the estimated useful lives of the assets ranging from five to 40 years for buildings, and one to 20 years for machinery and equipment (with the majority in the range of three to ten years).

The following table summarizes property, plant and equipment:

	December 31, 2020	December 31, 2019
Land and land improvements	$12.6	$12.0
Buildings	89.8	86.9
Machinery and equipment	440.2	424.0
Leased property under finance leases	44.8	39.2
Total property, plant and equipment	587.4	562.1
Less: Accumulated depreciation	348.3	322.0
Property, plant and equipment, net	$239.1	$240.1

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$29.6	$27.6	$29.3

Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets of each reporting unit, including goodwill and intangible assets, compared to its fair value. Our reporting units have been identified one level below the operating segment level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment. To determine fair value for goodwill testing purposes, the Company uses an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital. To determine fair value for indefinite-lived intangibles testing, the Company uses a relief-of-royalty method.

See Notes 6 and 7 for additional disclosures about goodwill and indefinite-lived intangibles.

Impairment of Other Long-Lived Assets: Other long-lived assets, including operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired if the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. Impairment losses are measured by comparing the estimated fair value of the asset group to its carrying value.

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

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 8) approximate fair value at December 31, 2020 and December 31, 2019 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 8 and Note 13, respectively.

The Company has not changed its valuation techniques for measuring fair value during 2020, and there were no transfers between levels during the periods presented.
Pension and Other Postretirement Benefits: We account for our pensions and other post-retirement benefits in accordance with ASC Topic 715, "Compensation — Retirement Benefits." Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over an average employee future service period. Refer to Note 13 for more information.

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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current period expense. The impact of GILTI at December 31, 2020 and 2019 was an increase in tax expense of $1.8 million and $1.9 million, respectively. The impact of FDII at December 31, 2020 and 2019 was a decrease in tax expense of $0.0 million and $0.8 million, respectively.

Revenue Recognition: The Company recognizes revenue, other than from long-term contracts within the Engineered Products segment, when its obligations under the contract terms are satisfied and control transfers to the customer, typically upon shipment. Revenue from certain long-term contracts is accounted for over time, as products are manufactured or services are performed, as control transfers over time under these arrangements. We follow this method since reasonably reliable estimates of revenue and costs of a contract can be made. See Note 2 for additional disclosure on revenue.

Cost of Sales: Cost of sales is primarily comprised of direct materials and supplies consumed in the manufacture of product; manufacturing labor, depreciation expense and direct overhead expense; and shipping and handling costs.

Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, current conditions and reasonable forecasts. As of December 31, 2020, the Company had uncollateralized receivables with six customers in the automotive industry, each with several locations, aggregating $40.6 million, which represented approximately 16% of the Company’s trade accounts receivable. During 2020, sales to these customers amounted to approximately $228.2 million, which represented approximately 18% of the Company’s net sales.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation:    The functional currency of the Company's subsidiaries outside the United States is the local currency. Financial statements are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted-average exchange rates during the period for revenues and expenses. The resulting translation adjustments are recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not considered long-term investments, are included in the Consolidated Statements of Operations.

Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$6.4	$6.2	$7.9
Claims paid during the year	(2.5)	(4.1)	(5.3)
Warranty expense	2.5	4.3	3.6
Balance at December 31	$6.4	$6.4	$6.2

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” which replaced the current incurred loss impairment model with a methodology that reflected expected credit losses. Under the new methodology, entities will measure expected credit losses on financial instruments held at amortized cost, including trade receivables, based on historical experience, current conditions and reasonable forecasts. The Company adopted this standard as of January 1, 2020. The adoption of the standard had an immaterial impact on the Company. For the year ended December 31, 2020, the provision and write-offs was not material, and the allowance approximated $5.5 million as of December 31, 2020.

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

Recent Accounting Standards Not Yet Adopted

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 22% of the Company's total consolidated sales for the year ended December 31, 2020. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $37.4 million and $35.7 million at December 31, 2020 and December 31, 2019, respectively, are recorded as Deferred revenue in the Consolidated Balance Sheets.

For over time arrangements, contract assets relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $56.9 million and $61.7 million at December 31, 2020 and December 31, 2019, respectively, are recorded as Unbilled contract revenue in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2020	2019
PRODUCT LINE
Supply Technologies	$444.8	$532.9
Engineered specialty fasteners and other products	65.3	78.6
Supply Technologies Segment	510.1	611.5

Fuel, rubber and plastic products	298.4	353.8
Aluminum products	143.1	185.7
Assembly Components Segment	441.5	539.5

Industrial equipment	238.2	323.8
Forged and machined products	105.4	143.5
Engineered Products Segment	343.6	467.3

Total revenues	$1,295.2	$1,618.3

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2020
GEOGRAPHIC REGION
United States	$314.0	$302.3	$179.1	$795.4
Europe	83.8	13.2	64.5	161.5
Asia	43.3	29.6	59.3	132.2
Mexico	55.4	35.9	9.8	101.1
Canada	9.8	59.1	19.2	88.1
Other	3.8	1.4	11.7	16.9
Total	$510.1	$441.5	$343.6	$1,295.2

Year Ended December 31, 2019
GEOGRAPHIC REGION
United States	$404.5	$388.1	$271.3	$1,063.9
Europe	98.0	14.6	80.2	192.8
Asia	40.3	21.4	66.2	127.9
Mexico	54.7	37.3	13.8	105.8
Canada	12.2	76.7	23.9	112.8
Other	1.8	1.4	11.9	15.1
Total	$611.5	$539.5	$467.3	$1,618.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 3 — Segments

The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs, certain non-cash and/or non-operating items; Other components of pension income and other postretirement benefits (“OPEB”) expense, net; and interest expense, net.

Results by business segment were as follows:

	Year Ended December 31,
	2020	2019	2018
Net sales:
Supply Technologies	$510.1	$611.5	$636.8
Assembly Components	441.5	539.5	578.3
Engineered Products	343.6	467.3	443.0
	$1,295.2	$1,618.3	$1,658.1
Segment operating income:
Supply Technologies	$30.2	$42.0	$49.0
Assembly Components	8.1	36.2	42.9
Engineered Products	3.5	37.7	38.4
Total segment operating income	41.8	115.9	130.3
Corporate costs	(25.5)	(27.8)	(33.9)
One-time net expense related to former President	—	(4.3)	—
Gain on sale of assets	—	—	1.9
Operating income	16.3	83.8	98.3
Other components of pension income and other postretirement benefits expense, net	7.3	5.6	8.8
Interest expense, net	(30.4)	(33.9)	(34.4)
(Loss) income before income taxes	$(6.8)	$55.5	$72.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2020	2019	2018
Capital expenditures:
Supply Technologies	$6.5	$6.1	$5.2
Assembly Components	13.1	19.5	24.3
Engineered Products	6.5	14.3	15.4
Corporate	0.2	0.2	0.1
	$26.3	$40.1	$45.0
Depreciation and amortization expense:
Supply Technologies	$5.1	$4.8	$5.3
Assembly Components	20.7	20.1	22.2
Engineered Products	9.6	8.8	8.4
Corporate	0.4	0.4	0.3
	$35.8	$34.1	$36.2
Identifiable assets:
Supply Technologies	$347.6	$355.9	$330.1
Assembly Components	401.1	413.4	378.3
Engineered Products	439.7	455.1	433.1
Corporate	128.9	102.9	82.2
	$1,317.3	$1,327.3	$1,223.7

At December 31, 2020, 2019 and 2018, approximately 70%, 71% and 68%, respectively, of the Company’s assets were located in the United States.

NOTE 4 — Plant Closure and Consolidation

During 2020, the Company recorded charges totaling $4.1 million in its Assembly Components segment in connection with commencement of actions to close and consolidate its extrusion operations in Tennessee and its fuel operations in Shanghai, China, and to complete other cost-reduction actions in this segment. The charges, which are included in Cost of sales in the Consolidated Statements of Operations, are comprised of severance and related employee costs of $1.4 million, asset impairment of $0.5 million, and other facility costs of $2.2 million.

In the Engineered Products segment, the Company recorded charges in 2020 related to plant closure and consolidation, of which $1.0 million are included in Cost of sales in the Consolidated Statements of Operations and $1.2 million are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 — Acquisitions

On May 31, 2019, the Company acquired EFCO, Inc. d/b/a Erie Press Systems (“EP”). EP, which is included in the Company's Engineered Products segment, is an industry-recognized leader in the manufacturing of advanced forging presses, hydraulic and mechanical presses, and metal stretch-forming and carbon extrusion machines for several end markets, including aerospace and defense, primary metals and high-speed rail.

During 2019, the Company paid $8.1 million in cash (net of $10.4 million of cash and cash equivalents acquired) for EP. In addition, the purchase agreement stipulates potential contingent consideration of up to an additional $1.0 million based on two-year cumulative earnings before interest and taxes. The estimated fair value of the contingent consideration, valued using level 3 inputs, was $0.0 million as of December 31, 2020. The Consolidated Statement of Operations for the year ended

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

December 31, 2020 includes a credit of $1.0 million in Selling, general and administrative expenses representing the reversal of a previously-recorded liability related to this contingent consideration.

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

NOTE 6 — Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2019	$14.2	$56.0	$33.2	$103.4
Acquisitions and adjustments	—	—	5.0	5.0
Foreign currency translation	0.4	—	(0.4)	—
Balance at December 31, 2019	14.6	56.0	37.8	108.4
Foreign currency translation	0.5	0.1	1.9	2.5
Balance at December 31, 2020	$15.1	$56.1	$39.7	$110.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — Other Intangible Assets

		December 31, 2020			December 31, 2019
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	9.2	$87.5	$44.5	$43.0	$86.6	$39.6	$47.0
Indefinite-lived tradenames	*	25.2	*	25.2	24.6	*	24.6
Technology	14.5	23.7	6.4	17.3	22.9	5.3	17.6
Other	6.7	4.9	3.6	1.3	4.8	3.4	1.4
Total		$141.3	$54.5	$86.8	$138.9	$48.3	$90.6

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets as follows:

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$6.2	$6.5	$6.9

We estimate amortization expense for the five years subsequent to 2020 as follows:

2021	$6.5
2022	$6.4
2023	$6.2
2024	$6.1
2025	$6.1

NOTE 8 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2020	December 31, 2020	December 31, 2019
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.35%	143.7	173.2
Industrial Equipment Group European Facilities	December 21, 2021	3.25%	—	4.6
Finance leases	Various	Various	18.7	17.2
Other	Various	Various	22.3	23.5
Total debt			534.7	568.5
Less: Current portion of long-term debt and short-term debt			(11.6)	(16.8)
Less: Unamortized debt issuance costs			(5.3)	(6.5)
Total long-term debt, net			$517.8	$545.2

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

On December 21, 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $30.7 million as of December 31, 2020, as well as a revolving credit facility for up to $12.3 million to fund working capital and general corporate needs. The Company had $0.0 million outstanding on the loan as of December 31, 2020. No amounts have been drawn on the revolving credit facility as of December 31, 2020.

On August 13, 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $18.7 million were borrowed under the Lease Agreement as of December 31, 2020 to acquire machinery and equipment. See Note 12 for additional disclosures about finance leases.

On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $6.9 million under this agreement as of December 31, 2020.

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2020 and 2019. The fair value was estimated using quoted market prices.

	December 31, 2020	December 31, 2019
Carrying amount	$350.0	$350.0
Fair value	$361.8	$358.3

Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2020 are as follows:

2021	$4.5
2022	$4.2
2023	$3.9
2024	$147.1
2025	$2.6

Foreign subsidiaries of the Company had $13.0 million of borrowings at December 31, 2020 and $16.2 million at December 31, 2019.
We had outstanding bank guarantees and letters of credit of approximately $34.9 million at December 31, 2020 and $33.8 million at December 31, 2019 under our credit arrangements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The weighted average interest rate on all debt was approximately 5.4% in 2020 and 5.8% in 2019 and 2018.

NOTE 9 — Income Taxes

(Loss) income before income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
United States	$(27.2)	$26.8	$36.0
Outside the United States	20.4	28.7	36.7
	$(6.8)	$55.5	$72.7
Income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current (benefit) expense:
Federal	$(16.5)	$6.1	$6.6
State	0.4	0.7	0.6
Foreign	7.4	7.2	9.0
	(8.7)	14.0	16.2
Deferred expense (benefit):
Federal	6.7	1.8	1.3
State	(0.2)	(0.2)	0.1
Foreign	(0.3)	(0.2)	(0.8)
	6.2	1.4	0.6
Income tax (benefit) expense	$(2.5)	$15.4	$16.8

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The CARES Act was a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. Significant impacts of the CARES Act include the ability to carry back a net operating loss five years and an increase of the Internal Revenue Code Section 163(j) interest expense disallowance limitations from 30% to 50% of adjusted taxable income. The Company has recorded a significant benefit for the impact of the net operating loss carryback, which provides for refunds related to tax years in which the U.S. tax rate was 35% versus the current U.S. tax rate of 21%. This additional tax benefit of 14% increased the 2020 tax benefit.

A reconciliation of income tax (benefit) expense computed by applying the statutory federal income tax rate to income tax expense as recorded is as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2020	2019	2018
Income tax (benefit) expense at U.S. statutory rate	$(1.4)	$11.7	$15.3
Effect of state income taxes, net	(0.3)	0.3	0.6
Effect of foreign operations	1.5	1.9	3.5
Valuation allowance	0.6	0.6	(3.0)
Uncertain tax positions	(1.0)	0.1	(0.3)
Non-deductible items	1.5	2.5	1.3
Equity compensation	0.6	—	—
CARES Act NOL carryback	(5.3)	—	—
Foreign tax credit	(0.8)	(1.7)	(2.2)
Other tax credits	(0.3)	(0.8)	—
GILTI	1.8	1.9	3.1
FDII	—	(0.8)	(0.6)
Other, net	0.6	(0.3)	(0.9)
Income tax (benefit) expense as recorded	$(2.5)	$15.4	$16.8
Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
Deferred income tax assets:
Postretirement benefit obligation	$1.7	$1.7
Inventory	0.8	8.7
Net operating loss and credit carryforwards	16.4	11.6
Operating lease liabilities	15.4	13.8
Compensation	3.9	2.9
Disallowed interest	—	4.6
Other	5.8	4.2
Total deferred income tax assets	44.0	47.5
Deferred income tax liabilities:
Depreciation and amortization	20.8	21.7
Pension	16.3	13.9
Intangible assets	16.8	16.8
Lease right-of-use assets	15.2	13.5
Other	3.0	3.0
Total deferred income tax liabilities	72.1	68.9
Net deferred income tax liabilities prior to valuation allowances	(28.1)	(21.4)
Valuation allowances	(6.2)	(4.8)
Net deferred income tax liability	$(34.3)	$(26.2)

At December 31, 2020, the Company has U.S., state and foreign net operating loss carryforwards and U.S. foreign tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $34.7 million, of which $15.0 million expires between 2021 and 2040 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $3.2 million that expires between 2021 and 2040. The Company also has a non-consolidated

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

U.S. net operating loss carryforward of $2.2 million that expires between 2036 and 2037. The foreign tax credit carryforward is $0.5 million and expires in 2029.

As of December 31, 2020 and 2019, the Company was not in a cumulative three-year loss position and it was determined that it was more likely than not that its U.S. deferred tax assets will be realized. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Unrecognized Tax Benefit — January 1	$3.7	$0.9	$1.2
Gross Increases to Tax Positions Related to Current Year	—	0.5	0.1
Gross Increases to Tax Positions Related to Prior Years	0.1	2.6	—
Gross Decreases to Tax Positions Related to Prior Years	(0.5)	—	(0.1)
Gross Decreases related to settlements with taxing authorities	—	—	(0.1)
Expiration of Statute of Limitations	(1.2)	(0.3)	(0.2)
Unrecognized Tax Benefit — December 31	$2.1	$3.7	$0.9
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.2 million at December 31, 2020 and $1.0 million at December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020 and 2019, the Company recognized a tax benefit of approximately $0.1 million and a tax expense of $0.1 million, respectively, in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.2 million for the payment of interest and penalties accrued at both December 31, 2020 and 2019. It is reasonably possible that within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $0.1 million as a result of the closure of tax statutes related to existing uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2017 through 2020 remain open for examination by the Internal Revenue Service and 2014 through 2020 remain open for examination by various state and foreign taxing authorities.

As of December 31, 2020, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $201.8 million. Because $135.9 million of such earnings have previously been subject to the one-time transition taxes required by the U.S. Tax Cuts and Jobs Act (the “TCJA”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

NOTE 10 — Stock-Based Compensation

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

A summary of Holdings' time-based and performance-based activity for the year ended December 31, 2020 is as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	471,634	$32.06	50,000	$32.55
Granted(a)	453,493	17.15	—	—
Vested	(179,121)	35.70	—	—
Cancelled or expired	(5,000)	37.55	—	—
Outstanding — end of year	741,006	$22.02	50,000	$32.55
(a) Included in the granted amount are 6,100 restricted share units

The Company recognized compensation expense of $6.1 million, $4.1 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, relating to time-based awards and performance-based awards. The amount in 2019 is net of $1.7 million of forfeitures related to the departure of the Company’s former President, Chairman and Chief Executive Officer (“Former CEO”).
The 50,000 share performance-based award in 2019 relates to a five-year cumulative profit target through 2023. Through December 31, 2020, no compensation expense was recognized as achievement of the performance target is deemed not probable.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2020, 2019 and 2018 was $6.4 million, $8.0 million and $8.3 million, respectively.

As of December 31, 2020, the Company had unrecognized compensation expense of $10.1 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 2.1 years.

NOTE 11 — Commitments and Contingencies

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 118 cases asserting claims on behalf of approximately 219 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

NOTE 12 - Lease Arrangements

We lease manufacturing facilities, warehouse space, office space, machinery and equipment, information technology equipment and vehicles under operating leases. We also lease one building and machinery and numerous equipment under finance leases. For operating leases with terms greater than 12 months, we record the operating right-of-use asset and related lease liability at the present value of lease payments over the lease term. In certain real estate leases, we have options to renew lease terms, generally at our sole discretion. We evaluate renewal options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors.

The discount rate implicit in our operating leases is generally not determinable, and therefore the Company determines the discount rate for each lease based on its incremental borrowing rate. The incremental borrowing rate is calculated based on lease term, currency and collateral adjustments.

During 2020, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $18.0 million.

Balance Sheet as of December 31, 2020 and 2019

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$68.6	$64.3
Finance lease assets	Property, plant and equipment, net	28.2	27.1
Total lease assets		$96.8	$91.4

Liabilities
Current
Operating	Current portion of operating lease liabilities	$12.9	$11.9
Finance	Current portion of long-term debt and short-term debt	7.1	7.0
Noncurrent
Operating	Long-term operating lease liabilities	56.7	53.6
Finance	Long-term debt	11.6	10.2
Total lease liabilities		$88.3	$82.7

Weighted-average remaining lease term (in years)
Operating leases		6.5	7.1
Finance leases		4.1	3.9
Weighted-average discount rate
Operating leases		5.4%	5.4%
Finance leases		4.1%	3.7%

Lease Expense for 2020 and 2019

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

	2020	2019
Finance lease expense
Amortization of right-of-use assets	$4.6	$3.7
Interest on lease liabilities	0.5	0.7
Operating lease expense	16.9	17.4
Other lease expense(1)	6.7	6.6
Total lease expense	$28.7	$28.4

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Total lease expense for 2018 was $27.7 million.

Cash Flow Information for 2020 and 2019

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2020	2019
Amounts included in the Consolidated Statements of Cash Flows:
Operating cash outflows for operating leases	$(16.8)	$(17.2)
Operating cash outflows for finance leases	$(0.5)	$(0.7)
Financing cash inflows (outflows) for finance leases	$1.4	$(3.4)

Maturities of Lease Liabilities as of December 31, 2020, were as follows:

	Operating Leases	Finance Leases
2021	$16.1	$7.7
2022	14.5	4.8
2023	12.8	4.0
2024	10.5	2.1
2025	8.0	0.9
Thereafter	20.6	0.9
Total lease payments	82.5	20.4
Less: amount of lease payments representing interest	(12.9)	(1.7)
Total present value of future lease payments	$69.6	$18.7

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$79.4	$71.2	$8.0	$8.5
Service cost	4.1	3.8	—	—
Interest cost	2.1	2.6	0.2	0.3
Actuarial losses	6.6	7.4	0.6	0.5
Benefits and expenses paid	(5.7)	(5.6)	(0.9)	(1.3)
Benefit obligation at end of year	$86.5	$79.4	$7.9	$8.0
Change in plan assets
Fair value of plan assets at beginning of year	$144.4	$128.2	$—	$—
Actual return on plan assets	23.2	22.7	—	—
Company contributions	—	—	0.9	1.3
Cash transfer to fund postretirement benefit payments	(0.6)	(0.9)	—	—
Benefits and expenses paid	(5.7)	(5.6)	(0.9)	(1.3)
Fair value of plan assets at end of year	$161.3	$144.4	$—	$—
Funded (underfunded) status of the plans	$74.8	$65.0	$(7.9)	$(8.0)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Pension assets	$74.8	$65.0	$—	$—
Other current liabilities	—	—	0.8	0.9
Other long-term liabilities	—	—	7.1	7.1
	$74.8	$65.0	$7.9	$8.0
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$21.3	$28.1	$3.0	$2.6
Net prior service cost	0.2	0.2	—	—
Accumulated other comprehensive loss	$21.5	$28.3	$3.0	$2.6

The pension plan weighted-average asset allocation at December 31, 2020 and 2019 and target allocation for 2021 are as follows:

		Plan Assets
	Target 2021	2020	2019
Asset Category
Equity securities	45-75%	61.5%	59.2%
Debt securities	15-35%	20.0%	25.5%
Other	0-25%	18.5%	15.3%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2020		2019
	Level 1	Total	Level 1	Total
Common stock	$30.7	$30.7	$40.0	$40.0
Equity securities	63.1	63.1	43.9	43.9
Foreign stock	6.8	6.8	7.0	7.0
U.S. Government obligations	8.5	8.5	8.6	8.6
Fixed income securities	6.4	6.4	11.5	11.5
Corporate bonds	16.0	16.0	14.2	14.2
Cash and cash equivalents	5.9	5.9	2.7	2.7
Total	$137.4		$127.9
Investments measured at net asset value:
Common collective trusts		3.2		—
Hedge funds		20.7		16.5
Total assets at fair value		$161.3		$144.4

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligation at year-end
Discount rate	2.40%	3.22%	4.24%	1.95%	2.94%	4.06%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.25%	6.25%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2028	2025	2025
Assumptions used to determine expense
Discount rate for benefit obligations	3.22%	4.11%	3.51%	2.95%	4.06%	3.35%
Discount rate for service costs	3.25%	4.14%	3.60%	3.29%	4.34%	3.70%
Discount rate for interest costs	2.76%	3.72%	3.08%	2.56%	3.72%	2.92%
Expected return on plan assets	7.75%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.25%	6.50%	6.50%
Medical drug benefits rate increase	N/A	N/A	N/A	6.25%	6.50%	6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2028	2025	2025

In determining its expected return on plan assets assumption for the year ended December 31, 2020, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service costs	$4.1	$3.8	$3.7	$—	$—	$—
Interest costs	2.1	2.6	2.2	0.2	0.3	0.3
Expected return on plan assets	(11.7)	(10.9)	(11.6)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(0.1)	(0.1)
Recognized net actuarial loss	1.9	2.2	0.3	0.2	0.3	0.1
Benefit (income) costs	$(3.6)	$(2.3)	$(5.4)	$0.4	$0.5	$0.3
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss ("AOCI")
AOCI at beginning of year	$28.3	$35.0	$16.8	$2.6	$2.3	$2.0
Net (loss) gain arising during the year	(1.8)	(2.2)	(0.3)	(0.2)	(0.3)	(0.1)
Recognition of prior service credit	—	—	—	—	0.1	0.1
Recognition of actuarial loss	(5.0)	(4.5)	18.5	0.6	0.5	0.3
Total recognized in accumulated other comprehensive loss at end of year	$21.5	$28.3	$35.0	$3.0	$2.6	$2.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2021	$5.9	$0.9	$0.1	$0.8
2022	6.1	0.8	0.1	0.7
2023	6.2	0.8	0.1	0.7
2024	6.3	0.8	0.1	0.7
2025	6.3	0.7	0.1	0.6
2026 to 2030	31.4	2.8	0.2	2.6

The Company expects to make no contributions to its defined benefit plans in 2021 and beyond, as pension benefits are expected to be paid out of plan assets and postretirement benefits are paid directly by the Company.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Former CEO was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit of up to $0.4 million upon the Former CEO’s termination of employment with the Company. The Former CEO is fully vested in the SERP, which has a balance of $2.3 million as of December 31, 2020.

NOTE 14 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2018	$(11.6)	$(6.3)	$(17.9)
Currency translation	(9.7)	—	(9.7)
Pension and OPEB activity, net of tax	—	(13.3)	(13.3)
Balance at December 31, 2018	(21.3)	(19.6)	(40.9)
Currency translation	(1.1)	—	(1.1)
Pension and OPEB activity, net of tax	—	5.0	5.0
Balance at December 31, 2019	(22.4)	(14.6)	(37.0)
Currency translation	14.1	—	14.1
Pension and OPEB activity, net of tax	—	4.8	4.8
Balance at December 31, 2020	$(8.3)	$(9.8)	$(18.1)

No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

Supplementary Financial Data

Schedule II

Park-Ohio Industries, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2020:
Allowances deducted from assets:
Trade receivable allowances	$4.9	3.0	(2.4)	(A)	$5.5
Inventory reserves	34.2	13.1	(8.0)	(B)	39.3
Tax valuation allowances	5.5	1.0	—		6.5
Year Ended December 31, 2019:
Allowances deducted from assets:
Trade receivable allowances	$6.2	1.3	(2.6)	(A)	$4.9
Inventory reserves	34.9	5.3	(6.0)	(B)	34.2
Tax valuation allowances	5.3	0.2	—		5.5
Year Ended December 31, 2018:
Allowances deducted from assets:
Trade receivable allowances	$4.5	2.0	(0.3)	(A)	$6.2
Inventory reserves	29.8	7.5	(2.4)	(B)	34.9
Tax valuation allowances	11.6	(6.3)	—		5.3
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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$1,679,500	$1,825,000
Audit-Related Fees	—	—
Tax Fees	25,000	—
All Other Fees	5,000	5,000
Total	$1,709,500	$1,830,000

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

10.2*
2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 4, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.3*
2018 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 27, 2018, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.4*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.5*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.6*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.7*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.8*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 10-Q for Park-Ohio Holdings Corp, filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.9*
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.12*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

22.1
Schedule of the obligated group, including the issuer and the subsidiary guarantors that have guaranteed our obligations under the 6.625% Senior Notes due 2027 issued by Park-Ohio Industries, Inc. (filed as Exhibit 22.1 to Form 10-Q of Park-Ohio Industries, Inc. filed November 10, 2020, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification requirement under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Report.

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

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2021
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* John D. Grampa	Director
* Howard W. Hanna IV	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 15, 2021	By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Chief Legal Officer