Form 10-Q
period 2021-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2021-08-13
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 30, 2021, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2021	December 31, 2020
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$44.6	$44.8
Accounts receivable, net	243.9	248.1
Inventories, net	364.1	310.9
Receivable from affiliates	28.2	25.8
Prepaid and other current assets	89.3	92.2
Total current assets	770.1	721.8
Property, plant and equipment, net	238.1	239.1
Operating lease right-of-use assets	64.4	68.6
Goodwill	113.3	110.9
Intangible assets, net	85.6	86.8
Other long-term assets	94.2	90.1
Total assets	$1,365.7	$1,317.3
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$178.1	$166.7
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	8.3	11.6
Current portion of operating lease liabilities	13.0	12.9
Accrued expenses and other	116.7	116.2
Total current liabilities	323.3	314.6
Long-term liabilities, less current portion:
Long-term debt	570.2	517.8
Long-term operating lease liabilities	51.9	56.7
Other long-term liabilities	56.4	61.2
Total long-term liabilities	678.5	635.7
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	351.5	353.2
Noncontrolling interests	12.4	13.8
Total equity	363.9	367.0
Total liabilities and shareholder's equity	$1,365.7	$1,317.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net sales	$350.0	$228.3	$709.6	$594.6
Cost of sales	310.1	214.1	617.7	526.5
Gross profit	39.9	14.2	91.9	68.1
Selling, general and administrative expenses	43.2	34.9	82.7	75.6
Operating (loss) income	(3.3)	(20.7)	9.2	(7.5)
Other components of pension income and other postretirement benefits expense, net	2.5	1.8	4.9	3.6
Interest expense, net	(7.4)	(7.6)	(14.8)	(15.5)
Loss before income taxes	(8.2)	(26.5)	(0.7)	(19.4)
Income tax benefit	2.8	9.6	0.9	4.1
Net (loss) income	(5.4)	(16.9)	0.2	(15.3)
Net loss attributable to noncontrolling interests	0.2	0.4	0.3	0.3
Net (loss) income attributable to Park-Ohio Industries, Inc. common shareholder	$(5.2)	$(16.5)	$0.5	$(15.0)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net (loss) income	$(5.4)	$(16.9)	$0.2	$(15.3)
Other comprehensive income (loss), net of tax:
Currency translation	1.6	2.9	(2.7)	(13.7)
Pension and other postretirement benefits	0.2	0.4	0.4	0.9
Total other comprehensive income (loss)	1.8	3.3	(2.3)	(12.8)
Total comprehensive loss, net of tax	(3.6)	(13.6)	(2.1)	(28.1)
Comprehensive loss attributable to noncontrolling interests	0.2	0.4	0.3	0.3
Comprehensive loss attributable to Park-Ohio Industries, Inc. common shareholder	$(3.4)	$(13.2)	$(1.8)	$(27.8)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2021	—	$133.4	$237.9	$(18.1)	$13.8	$367.0
Other comprehensive income (loss)	—	—	5.7	(4.1)	(0.1)	1.5
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Increase in Park-Ohio ownership interest	—	1.1	—	—	(1.1)	—
Balance at March 31, 2021	—	136.1	$241.6	$(22.2)	$12.6	$368.1
Other comprehensive (loss) income	—	—	(5.2)	1.8	(0.2)	(3.6)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2021	—	$137.5	$234.4	$(20.4)	$12.4	$363.9

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2020	—	$127.3	$253.4	$(37.0)	$14.1	$357.8
Other comprehensive income (loss)	—	—	1.5	(16.1)	0.1	(14.5)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(9.5)	—	—	(9.5)
Balance at March 31, 2020	—	128.7	245.4	(53.1)	14.2	335.2
Other comprehensive (loss) income	—	—	(16.5)	3.3	(0.4)	(13.6)
Stock-based compensation expense	—	1.3	—	—	—	1.3
Balance at June 30, 2020	—	$130.0	228.9	(49.8)	13.8	322.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net income (loss)	$0.2	$(15.3)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	19.3	17.8
Stock-based compensation expense	3.0	2.7
Changes in operating assets and liabilities:
Accounts receivable	4.9	62.1
Inventories	(50.5)	7.9
Prepaid and other current assets	(3.6)	(6.7)
Accounts payable and accrued expenses	9.2	(57.2)
Other	(7.6)	(2.4)
Net cash (used) provided by operating activities	(25.1)	8.9
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14.4)	(9.4)
Business acquisition, net of cash acquired	(5.4)	—
Proceeds from sale of an asset	—	1.4
Net cash used by investing activities	(19.8)	(8.0)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	55.0	8.7
Payments on other debt	(4.5)	(6.7)
Proceeds from other debt	1.8	1.9
Payments on finance lease facilities, net	(3.3)	(0.6)
Dividends paid to Parent	(4.0)	(9.5)
Net cash provided (used) by financing activities	45.0	(6.2)
Effect of exchange rate changes on cash	(0.3)	(1.3)
Decrease in cash and cash equivalents	(0.2)	(6.6)
Cash and cash equivalents at beginning of period	44.8	46.7
Cash and cash equivalents at end of period	$44.6	$40.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
PRODUCT LINE
Supply Technologies	$135.2	$86.0	$271.7	$207.9
Engineered specialty fasteners and other products	19.8	8.4	41.0	27.3
Supply Technologies Segment	155.0	94.4	312.7	235.2

Fuel, rubber and plastic products	75.0	39.8	157.4	124.5
Aluminum products	34.5	15.1	78.1	58.6
Assembly Components Segment	109.5	54.9	235.5	183.1

Industrial equipment	62.6	53.4	117.9	119.5
Forged and machined products	22.9	25.6	43.5	56.8
Engineered Products Segment	85.5	79.0	161.4	176.3

Total revenues	$350.0	$228.3	$709.6	$594.6

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2021
GEOGRAPHIC REGION
United States	$91.8	$76.3	$42.2	$210.3
Europe	27.9	3.5	18.1	49.5
Asia	16.6	5.6	13.3	35.5
Mexico	15.9	10.1	4.5	30.5
Canada	2.8	13.6	5.3	21.7
Other	0.0	0.4	2.1	2.5
Total	$155.0	$109.5	$85.5	$350.0

Three Months Ended June 30, 2020
GEOGRAPHIC REGION
United States	$61.3	$36.1	$45.5	$142.9
Europe	14.0	2.2	10.6	26.8
Asia	11.7	6.4	17.7	35.8
Mexico	5.0	3.6	1.3	9.9
Canada	1.6	6.5	2.7	10.8
Other	0.8	0.1	1.2	2.1
Total	$94.4	$54.9	$79.0	$228.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2021
GEOGRAPHIC REGION
United States	$188.9	$163.9	$80.3	$433.1
Europe	56.8	7.3	31.5	95.6
Asia	27.7	12.4	26.5	66.6
Mexico	32.6	20.8	8.4	61.8
Canada	5.7	30.2	9.0	44.9
Other	1.0	0.9	5.7	7.6
Total	$312.7	$235.5	$161.4	$709.6

Six Months Ended June 30, 2020
GEOGRAPHIC REGION
United States	$151.3	$126.8	$98.7	$376.8
Europe	37.7	6.4	26.3	70.4
Asia	21.2	10.7	33.5	65.4
Mexico	19.5	13.8	3.5	36.8
Canada	4.5	24.9	9.1	38.5
Other	1.0	0.5	5.2	6.7
Total	$235.2	$183.1	$176.3	$594.6
For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $39.4 million and $37.4 million at June 30, 2021 and December 31, 2020, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $54.7 million and $56.9 million at June 30, 2021 and December 31, 2020, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net sales:
Supply Technologies	$155.0	$94.4	$312.7	$235.2
Assembly Components	109.5	54.9	235.5	183.1
Engineered Products	85.5	79.0	161.4	176.3
	$350.0	$228.3	$709.6	$594.6
Segment operating income (loss):
Supply Technologies	$10.2	$0.3	$22.5	$9.5
Assembly Components	(6.1)	(14.6)	0.3	(8.3)
Engineered Products	(0.7)	(0.8)	(1.9)	3.0
Total segment operating income (loss)	3.4	(15.1)	20.9	4.2
Corporate costs	(6.7)	(5.6)	(11.7)	(11.7)
Operating (loss) income	(3.3)	(20.7)	9.2	(7.5)
Other components of pension income and other postretirement benefits expense, net	2.5	1.8	4.9	3.6
Interest expense, net	(7.4)	(7.6)	(14.8)	(15.5)
Loss before income taxes	$(8.2)	$(26.5)	$(0.7)	$(19.4)

NOTE 5 — Plant Closure and Consolidation

In the three and six months ended June 30, 2021, the Company recorded expenses in cost of sales in the Condensed
Consolidated Statements of Operations totaling $0.8 million and $1.3 million, respectively, in its Assembly Components segment in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, and to complete other cost reduction actions in this segment. For the three months ended June 30, 2021, the expenses are comprised of severance costs of $0.1 million and other facility-related costs of $0.7 million. For the six months ended June 30, 2021, the expenses are comprised of severance costs of $0.3 million and other facility-related costs of $1.0 million. The Company expects to incur additional moving and other facility-related costs related to these initiatives of approximately $1.4 million in the remainder of 2021.

In the three and six months ended June 30, 2021, the Company also recorded expenses related to plant closure and consolidation in its Engineered Products segment totaling $0.6 million and $1.3 million, respectively, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional costs related to these initiatives of approximately $0.3 million in the remainder of 2021.

NOTE 6 — Acquisition

On April 1, 2021, the Company acquired NYK Component Solutions Limited (“NYK”) for $5.4 million in cash, net of cash acquired, plus estimated contingent consideration of up to an additional $2.1 million. NYK, which is included in our
Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

The allocation of the purchase price of NYK is subject to finalization of the Company's determination of the fair values of the assets acquired and the liabilities assumed as of the acquisition date, and could be materially different than the estimates presented below. The Company has not yet completed its analysis of the fair value of intangible assets, deferred income taxes

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

and the contingent consideration. The final allocation is expected to be completed in 2021, but no later than one year after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of NYK; the total purchase price is net of cash acquired and includes estimated contingent consideration of $2.1 million.

(In millions)
Accounts receivable	$1.0
Inventories	$2.2
Accounts payable and accrued expenses	$(1.0)
Property, plant and equipment	$0.1
Other, net	$0.1
Intangible assets	$2.8
Goodwill	$2.8
Deferred income tax liability	$(0.5)
Total purchase price (including the estimated contingent consideration of $2.1 million)	$7.5

NOTE 7 — Inventories

Inventories, net consist of the following:

	June 30, 2021	December 31, 2020
	(In millions)
Raw materials and supplies	$111.4	$93.8
Work-in-process	44.2	42.3
Finished goods	208.5	174.8
Inventories, net	$364.1	$310.9

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Beginning balance	$6.5	$6.8	$6.4	$6.4
Claims paid	(0.9)	(0.4)	(1.2)	(0.6)
Warranty expense	2.0	0.1	2.4	0.7
Ending balance	$7.6	$6.5	$7.6	$6.5

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

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
Income tax benefit for the three months ended June 30, 2021 was $2.8 million, representing an effective rate of 34% compared to $9.6 million, or 36%, for the three months ended June 30, 2020. The rate in the 2021 period is higher than the U.S.
statutory rate of 21% due primarily to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and amended returns filed during the quarter. The rate in the 2020 period is higher than the U.S. statutory rate of 21% due to an earnings mix that yields an increase in the Global Intangible Low-Taxed Income (“GILTI”) inclusion, and also reduces the benefit of foreign tax credits and the Foreign Derived Intangible Income (“FDII”) deduction.

Income tax benefit for the six months ended June 30, 2021 was $0.9 million, representing an effective rate of 129%, compared to $4.1 million, or 21%, for the six months ended June 30, 2020. The rate in the 2021 period is higher than the U.S.
statutory rate of 21% due primarily to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and the composition of earnings.

NOTE 10 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2021	June 30, 2021	December 31, 2020
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.29%	198.6	143.7
Finance Leases	Various	Various	15.4	18.7
Other	Various	Various	19.0	22.3
Total debt			583.0	534.7
Less current portion of long-term debt and short-term debt			(8.3)	(11.6)
Less unamortized debt issuance costs			(4.5)	(5.3)
Total long-term debt, net			$570.2	$517.8

In 2018, the Company entered into Amendment No. 1 to Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of banks to increase the availability under the revolving credit facility from $350.0 million to $375.0 million, the Canadian revolving subcommitment from $35.0 million to $40.0 million and the European revolving subcommitment from $25.0 million to $30.0 million. Furthermore, the Company has the option, pursuant to the Credit Agreement, to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million. In 2019, the Company entered into Amendment No. 4 to the Credit Agreement, extending the maturity of the Credit Agreement to November 26, 2024.

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $34.5 million at June 30, 2021 and $34.9 million at December 31, 2020.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

In 2016, the Company, through its subsidiary, IEGE Industrial Equipment Holding Company Limited, entered into a financing agreement with Banco Bilbao Vizcaya Argentaria, S.A. The financing agreement provides the Company a loan up to $29.7 million as of June 30, 2021, as well as a revolving credit facility for up to $11.9 million to fund working capital and general corporate needs.  No amounts were outstanding under the loan agreement or the revolving credit facility as of June 30, 2021.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $15.4 million were borrowed under the Lease Agreement to acquire machinery and equipment as of June 30, 2021.

In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority, which matures in September 2025. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The Company had $6.5 million of borrowings outstanding under this agreement as of June 30, 2021, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2021	December 31, 2020
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$356.1	$361.8

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the six months ended June 30, 2021 is as follows:

	2021
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	741,006	$22.02	50,000	$32.55
Granted(a)	180,901	33.64	—	—
Vested	(179,984)	24.09	—	—
Canceled or expired	(7,917)	21.71	—	—
Outstanding - end of period	734,006	$24.38	50,000	$32.55

(a) - Included in this amount are 4,905 restricted share units.
Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Total stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $1.4 million and $1.3 million, respectively. Total stock-based compensation expense for the six months ended June 30, 2021

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

and 2020 was $3.0 million and $2.7 million, respectively. As of June 30, 2021, there was $12.9 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.2 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in approximately 125 cases asserting claims on behalf of approximately 229 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and six months ended June 30, 2021 and 2020 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In millions)
Service costs	$1.1	$1.1	$2.2	$2.2	$—	$—	$—	$—
Interest costs	0.4	0.6	0.7	1.1	0.1	0.1	0.1	0.1
Expected return on plan assets	(3.1)	(2.9)	(6.2)	(5.8)	—	—	—	—
Recognized net actuarial loss	0.2	0.5	0.4	1.0	0.1	—	0.2	0.1
Net periodic benefit (income) expense	$(1.4)	$(0.7)	$(2.9)	$(1.5)	$0.2	$0.1	$0.3	$0.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021

NOTE 14 — Accumulated Other Comprehensive (Loss) Income

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Beginning balance	$(12.6)	$(9.6)	$(22.2)	$(39.0)	$(14.1)	$(53.1)
Currency translation(a)	1.6	—	1.6	2.9	—	2.9
Pension and OPEB activity, net of tax	—	0.2	0.2	—	0.4	0.4
Ending balance	$(11.0)	$(9.4)	$(20.4)	$(36.1)	$(13.7)	$(49.8)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Beginning balance	$(8.3)	$(9.8)	$(18.1)	$(22.4)	$(14.6)	$(37.0)
Currency translation(a)	(2.7)	—	(2.7)	(13.7)	—	(13.7)
Pension and OPEB activity, net of tax	—	0.4	0.4	—	0.9	0.9
Ending balance	$(11.0)	$(9.4)	$(20.4)	$(36.1)	$(13.7)	$(49.8)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it spread throughout the United States and other countries around the world. The pandemic has negatively impacted several of the markets we serve. In response to the ongoing COVID-19 pandemic, we continue to manage our operating costs, including through reductions in costs associated with plant consolidation, severance, and discretionary spending cuts. We also continue to manage both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact and duration of the COVID-19 pandemic on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $210.7 million as of June 30, 2021, and the steps we have taken in both 2020 and 2021 to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in millions)
Net sales	$350.0	$228.3	$121.7	53.3%
Cost of sales	310.1	214.1	96.0	44.8%
Gross profit	39.9	14.2	25.7	180.9%
Gross margin	11.4%	6.2%
Selling, general and administrative (“SG&A”) expenses	43.2	34.9	8.3	23.8%
SG&A expenses as a percentage of net sales	12.3%	15.3%
Operating loss	(3.3)	(20.7)	17.4	(84.1)%
Other components of pension income and other postretirement benefits expense, net	2.5	1.8	0.7	38.9%
Interest expense, net	(7.4)	(7.6)	0.2	(2.6)%
Loss before income taxes	(8.2)	(26.5)	18.3	(69.1)%
Income tax benefit	2.8	9.6	(6.8)	(70.8)%
Net loss	(5.4)	(16.9)	11.5	(68.0)%
Net loss attributable to noncontrolling interest	0.2	0.4	(0.2)	(50.0)
Net loss attributable to Park-Ohio Industries, Inc. common shareholder	$(5.2)	$(16.5)	$11.3	(68.5)%
* Calculation not meaningful

Net Sales

Net sales increased 53.3% to $350.0 million in the second quarter of 2021 compared to $228.3 million in the same period in 2020. This increase was primarily due to higher customer demand across all three of our business segments, largely driven by recovery from lower sales levels in the 2020 second quarter caused by the COVID-19 pandemic, including a shut-down of the
North American automotive market and reduced customer demand across many other global end markets.

The factors explaining the changes in segment net sales for the three months ended June 30, 2021 compared to the corresponding 2020 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 44.8% to $310.1 million in the second quarter of 2021 compared to $214.1 million in the same period in 2020. The increase in cost of sales was primarily due to the increase in net sales for the 2021 period compared to the corresponding period in 2020.

Gross margin was 11.4% in the second quarter of 2021 compared to 6.2% in the same period in 2020. The increase was due primarily to higher profit flow-through from higher sales in the 2021 period compared to the same period a year ago. The second quarter of 2021 included expenses of $0.6 million related to plant closure and consolidation, severance and other actions to reduce costs. The second quarter of 2020 included charges of $2.9 million related to plant closure and consolidation, severance and other actions to reduce costs.

SG&A Expenses

SG&A expenses increased to $43.2 million in the second quarter of 2021 compared to $34.9 million, in the comparable period in 2020, an increase of 23.8%. In response to significantly lower demand levels caused by the pandemic in the 2020 second quarter, the Company took immediate actions in many of its operations to reduce costs, including workforce furloughs, permanent headcount reductions, salary and incentive compensation reductions, and cuts in discretionary spending. As demand levels increased in 2021, a portion of the SG&A expense reduction from 2020 was restored to meet the increasing demand.
SG&A expenses in the 2021 period included $0.8 million of charges related to plant closure and consolidation, severance and other actions to reduce costs, and acquisition-related expenses of $0.4 million. SG&A expenses in the 2020 period included severance and other charges of $0.4 million. As a percentage of net sales, SG&A expenses improved to 12.3% in the 2021 second quarter compared to 15.3% in the 2020 second quarter.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $2.5 million in the three months ended June 30, 2021 compared to $1.8 million in the corresponding period in 2020. This increase in the 2021 period relates to higher returns on plan assets in the 2021 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $7.4 million in the second quarter of 2021 compared to $7.5 million in the 2020 period. The decrease was due to lower average outstanding borrowings during the 2021 period.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2021 was $2.8 million, representing an effective rate of 34% compared to $9.6 million, or 36%, for the three months ended June 30, 2020. The rate in the 2021 period is higher than the U.S.
statutory rate of 21% due primarily to the additional benefit recorded as result of the net operating loss carryback claim under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended returns filed during the quarter. The rate in the 2020 period is higher than the U.S. statutory rate of 21% due to an earnings mix that yields an increase in the Global Intangible Low-Taxed Income (“GILTI”) inclusion, and also reduces the benefit of foreign tax credits and the Foreign Derived Intangible Income (“FDII”) deduction.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(Dollars in millions)
Net sales	$709.6	$594.6	$115.0	19.3%
Cost of sales	617.7	526.5	91.2	17.3%
Gross profit	91.9	68.1	23.8	34.9%
Gross margin	13.0%	11.5%
SG&A expenses	82.7	75.6	7.1	9.4%
SG&A expenses as a percentage of net sales	11.7%	12.7%
Operating income (loss)	9.2	(7.5)	16.7	222.7%
Other components of pension income and other postretirement benefits expense, net	4.9	3.6	1.3	36.1%
Interest expense, net	(14.8)	(15.5)	0.7	(4.5)%
Loss before income taxes	(0.7)	(19.4)	18.7	(96.4)%
Income tax benefit	0.9	4.1	(3.2)	(78.0)%
Net income (loss)	0.2	(15.3)	15.5	*
Net loss attributable to noncontrolling interests	0.3	0.3	—	—%
Net income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$0.5	$(15.0)	$15.5	*
*Calculation not meaningful

Net Sales

Net sales increased 19.3% to $709.6 million in the first six months of 2021 compared to $594.6 million in the same period in 2020. This increase was primarily due to higher customer demand in our Supply Technologies and Assembly
Components business segments, partially offset by lower demand in our Engineered Products segment.

The factors explaining the changes in segment net sales for the six months ended June 30, 2021 compared to the corresponding 2020 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 17.3% to $617.7 million in the first six months of 2021 compared to $526.5 million in the same period in 2020. The increase in cost of sales was primarily due to the increase in net sales described above.

Gross margin was 13.0% in the first six months of 2021 compared to 11.5% in the corresponding period in 2020. The increase was due primarily to higher profit flow-through from higher sales in the 2021 period compared to the same period a year ago. The 2021 period included expenses of $1.1 million related to plant closure and consolidation, severance and other actions to reduce costs. The 2020 period included charges of $3.1 million related to plant closure and consolidation, severance and other actions to reduce costs.

SG&A Expenses

SG&A expenses were $82.7 million in the first six months of 2021, compared to $75.6 million in the same period in 2020, an increase of 9.4%. In response to significantly lower demand levels caused by the pandemic in 2020, the Company took immediate actions in many of its operations to reduce costs, including workforce furloughs, permanent headcount reductions, salary and incentive compensation reductions, and cuts in discretionary spending. As demand levels increased in
2021, a portion of the SG&A expense reduction from 2020 was restored to meet the increasing demand. SG&A expenses in the
2021 period included $1.6 million of charges related to plant closure and consolidation, severance and other actions to reduce costs, and acquisition-related expenses of $0.4 million. SG&A expenses in the 2020 period included severance and other charges of $0.6 million. As a percentage of net sales, SG&A expenses improved to 11.7% in the 2021 period compared to
12.7% in the 2020 period.

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $4.9 million in the first six months of 2021 compared to $3.6 million in the corresponding period in 2020. This increase was driven by higher returns on plan assets and lower interest costs in the 2021 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $14.8 million in the first six months of 2021 compared to $15.5 million in the 2020 period. The decrease was due primarily to lower average outstanding borrowings in the 2021 period compared to the same period a year ago.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2021 was $0.9 million, representing an effective rate of 129%, compared to income tax benefit of $4.1 million, or 21%, for the six months ended June 30, 2020. The rate in the 2021 period is higher than the U.S. statutory rate of 21% due primarily to the additional benefit recorded as result of the net operating loss carryback claim under the CARES Act and the composition of earnings.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$155.0	$94.4	$312.7	$235.2
Segment operating income	$10.2	$0.3	$22.5	$9.5
Segment operating income margin	6.6%	0.3%	7.2%	4.0%

Three months ended June 30:

Net sales increased 64.2% in the three months ended June 30, 2021 compared to the 2020 period due primarily to higher customer demand in substantially all of the Company's end markets, with the largest increases in heavy-duty truck, powersports, automotive and agricultural equipment. As a result of the COVID-19 pandemic, customer demand in 2020 was down significantly in most of our key end markets.

Segment operating income increased by $9.9 million and segment operating income margin was up 630 basis points in the
2021 period compared to the same period a year ago. These increases were driven by increased sales, the impact of cost reduction actions taken in response to the COVID-19 pandemic and favorable product mix. These positive factors were partially offset by higher freight costs in the 2021 period as a result of global supply chain constraints and a labor strike at a major truck assembly plant.

Six months ended June 30:

Net sales increased 33.0% in the six months ended June 30, 2021 compared to the 2020 period due primarily to higher customer demand in most of the Company's end markets, with the biggest increases in heavy-duty truck, powersports, automotive and agricultural equipment. As a result of the COVID-19 pandemic, customer demand in 2020 was down significantly in most of our key end markets.

Segment operating income increased by $13.0 million and segment operating income margin was up 320 basis points in the 2021 period compared to the same period a year ago. These net increases were driven by increased sales, the impact of cost reduction actions taken in response to the COVID-19 pandemic and favorable product mix. These positive factors were partially offset by higher freight costs in the 2021 period as a result of global supply chain constraints and a labor strike at a major truck assembly plant.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$109.5	$54.9	$235.5	$183.1
Segment operating (loss) income	$(6.1)	$(14.6)	$0.3	$(8.3)
Segment operating (loss) income margin	(5.6)%	(26.6)%	0.1%	(4.5)%

Three months ended June 30:

Net sales increased 99.5% in the three months ended June 30, 2021 compared to the 2020 period due primarily to the shut-down of North American automotive production in the second quarter of 2020 as a result of the COVID-19 pandemic.

Segment operating loss in the 2021 period improved by $8.5 million, and segment operating loss margin improved significantly compared to the corresponding period of 2020.  These increases were due primarily to higher profit flow-through on the higher sales levels. The loss in the 2021 period was driven by the negative impacts of the global semiconductor chip shortage; higher raw material costs; operational inefficiencies driven by labor shortages, including higher temporary labor costs; charges of $0.8 million related to plant closure and consolidation activities; and new program start-up and launch costs. The loss in the 2020 period was driven by lower sales as a result of the COVID-19 pandemic.

Six months ended June 30:

Net sales increased 28.6% in the six months ended June 30, 2021 compared to the 2020 period due primarily to the shut-down of North American automotive production in the second quarter of 2020 as a result of the COVID-19 pandemic.

Segment operating income in the 2021 period increased by $8.5 million, and segment operating income margin improved compared to the 2020 period. These improvements were due primarily to higher profit flow-through on the higher sales levels. The loss in the 2021 period was driven by the factors listed above under the three-month discussion. The loss in the 2020 period was driven by lower sales as a result of the COVID-19 pandemic.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$85.5	$79.0	$161.4	$176.3
Segment operating (loss) income	$(0.7)	$(0.8)	$(1.9)	$3.0
Segment operating (loss) income margin	(0.8)%	(1.0)%	(1.2)%	1.7%

Three months ended June 30:

Net sales were 8.2% higher in the 2021 period compared to the 2020 period. The increase was due to stronger demand in the 2021 period for our capital equipment products, partially offset by lower customer demand in certain end markets in our forged and machined products business, including oil and gas, aerospace, rail and agriculture.

Segment operating loss in the 2021 period improved by $0.1 million compared to the corresponding 2020 period as a result of the higher sales levels and improved profitability in our capital equipment group in the 2021 period, which were partially offset by manufacturing under-absorption of fixed costs at certain plants and by charges of $0.6 million in 2021 related to plant closure and consolidation.

Six months ended June 30:

Net sales were 8.5% lower in the 2021 period compared to the 2020 period. The decrease was due to lower demand in certain end markets in our forged and machined products business and lower customer demand for new capital equipment.

Segment operating loss was $1.9 million in the 2021 period compared to segment operating income of $3.0 million in the
2020 period. This decrease in profitability of $4.9 million was due to the lower sales levels, manufacturing under-absorption of fixed costs at certain plants, and charges of $1.3 million related to plant closure and consolidation activities in the 2021 period.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of June 30, 2021. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of June 30, 2021 and December 31, 2020.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	June 30, 2021	December 31, 2020
	(In millions)
Total current assets	$472.9	$441.4
Total noncurrent assets	391.6	394.1
Amounts due from subsidiaries that are non-Guarantors, net	28.2	25.8

Total current liabilities	212.7	209.1
Total noncurrent liabilities	631.5	590.8

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net sales	$237.2	$152.6	$490.1	$419.0
Gross profit	24.0	8.2	$60.2	$47.1
SG&A expenses	31.5	27.1	$62.6	$59.1
Loss before income taxes	(10.0)	(23.6)	$(8.9)	$(22.1)
Net loss	(6.3)	(14.2)	$(5.5)	$(16.9)

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

These forward-looking statements, including statements regarding future performance of the Company that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity, including, without limitation, supply chain issues such as the global semiconductor chip shortage and logistic issues; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of June 30, 2021, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.0 million during the six-month period ended June 30, 2021.

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

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2021:

We were a co-defendant in approximately 125 cases asserting claims on behalf of approximately 229 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 6.	Exhibits

The following exhibits are included herein:

10.1
2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on June 2, 2021, SEC File No. 000-03134 and incorporated by reference and made a part of herein).

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
Date: August 12, 2021