Form 10-Q
period 2022-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2022-05-16
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2022, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$52.6	$44.9
Accounts receivable, net	299.5	255.3
Inventories, net	401.5	382.9
Receivable from affiliates	29.4	29.2
Prepaid and other current assets	86.1	83.0
Total current assets	869.1	795.3
Property, plant and equipment, net	227.9	228.8
Operating lease right-of-use assets	64.1	63.4
Goodwill	105.2	106.0
Intangible assets, net	79.6	81.7
Other long-term assets	104.7	103.8
Total assets	$1,450.6	$1,379.0
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$226.9	$194.0
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	9.9	10.7
Current portion of operating lease liabilities	12.8	12.8
Accrued expenses and other	139.9	132.0
Total current liabilities	396.7	356.7
Long-term liabilities, less current portion:
Long-term debt	619.2	591.5
Long-term operating lease liabilities	51.4	50.7
Other long-term liabilities	43.8	44.1
Total long-term liabilities	714.4	686.3
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	328.5	325.2
Noncontrolling interests	11.0	10.8
Total equity	339.5	336.0
Total liabilities and shareholder's equity	$1,450.6	$1,379.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net sales	$418.4	$359.6
Cost of sales	364.7	307.6
Gross profit	53.7	52.0
Selling, general and administrative expenses	45.6	39.5
Operating income	8.1	12.5
Other components of pension income and other postretirement benefits expense, net	2.8	2.4
Interest expense, net	(7.8)	(7.4)
Income before income taxes	3.1	7.5
Income tax benefit (expense)	3.4	(1.9)
Net income	6.5	5.6
Net (income) loss attributable to noncontrolling interests	(0.2)	0.1
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$6.3	$5.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income	$6.5	$5.6
Other comprehensive (loss) income, net of tax:
Currency translation	(3.9)	(4.3)
Foreign currency forward contracts	0.7	—
Pension and other postretirement benefits	0.1	0.2
Total other comprehensive loss	(3.1)	(4.1)
Total comprehensive income, net of tax	3.4	1.5
Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	0.1
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$3.2	$1.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2022	—	$137.7	$206.7	$(19.2)	$10.8	$336.0
Other comprehensive income (loss)	—	—	6.3	(3.1)	0.2	3.4
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2022	—	$139.3	$211.5	$(22.3)	$11.0	$339.5

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2021	—	$133.4	$237.9	$(18.1)	$13.8	$367.0
Other comprehensive income (loss)	—	—	5.7	(4.1)	(0.1)	1.5
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Increase in Park-Ohio ownership interest	—	1.1	—	—	(1.1)	—
Balance at March 31, 2021	—	$136.1	$241.6	$(22.2)	$12.6	$368.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income	$6.5	$5.6
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	9.7	9.4
Stock-based compensation expense	1.6	1.6
Changes in operating assets and liabilities:
Accounts receivable	(45.0)	(1.4)
Inventories	(19.3)	(22.9)
Prepaid and other current assets	(3.5)	2.1
Accounts payable and accrued expenses	41.9	17.1
Other	(2.0)	(1.7)
Net cash (used) provided by operating activities	(10.1)	9.8
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7.1)	(6.6)
Net cash used by investing activities	(7.1)	(6.6)
FINANCING ACTIVITIES
Proceeds (payments) from revolving credit facility, net	29.2	5.7
Payments on other debt	(0.7)	(2.8)
Proceeds from other debt	—	1.8
Payments on finance lease facilities, net	(1.6)	(1.5)
Dividends paid to Parent	(1.5)	(2.0)
Net cash provided by financing activities	25.4	1.2
Effect of exchange rate changes on cash	(0.5)	(0.9)
Increase in cash and cash equivalents	7.7	3.5
Cash and cash equivalents at beginning of period	44.9	44.8
Cash and cash equivalents at end of period	$52.6	$48.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 — New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was issued in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate. The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. However, the relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. This standard is not expected to have a material impact once adopted.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

	Three Months Ended March 31,
	2022	2021
	(In millions)
PRODUCT LINE
Supply Technologies	$146.2	$136.5
Engineered specialty fasteners and other products	22.6	21.2
Supply Technologies Segment	168.8	157.7

Fuel, rubber and plastic products	98.3	82.4
Aluminum products	60.3	43.6
Assembly Components Segment	158.6	126.0

Industrial equipment	64.3	55.4
Forged and machined products	26.7	20.5
Engineered Products Segment	91.0	75.9

Total revenues	$418.4	$359.6

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2022
GEOGRAPHIC REGION
United States	$101.6	$98.2	$52.2	$252.0
Europe	31.9	4.3	16.1	52.3
Asia	14.9	5.2	12.7	32.8
Mexico	16.2	28.8	4.1	49.1
Canada	3.0	21.6	4.6	29.2
Other	1.2	0.5	1.3	3.0
Total	$168.8	$158.6	$91.0	$418.4

Three Months Ended March 31, 2021
GEOGRAPHIC REGION
United States	$97.1	$87.6	$38.1	$222.8
Europe	28.9	3.8	13.4	46.1
Asia	11.1	6.8	13.2	31.1
Mexico	16.7	10.7	3.9	31.3
Canada	2.9	16.6	3.7	23.2
Other	1.0	0.5	3.6	5.1
Total	$157.7	$126.0	$75.9	$359.6

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $56.6 million and $51.7 million at March 31, 2022 and December 31, 2021, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $56.6 million and $55.0 million at March 31, 2022 and December 31, 2021, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net sales:
Supply Technologies	$168.8	$157.7
Assembly Components	158.6	126.0
Engineered Products	91.0	75.9
	$418.4	$359.6
Segment operating income (loss):
Supply Technologies	$12.0	$12.2
Assembly Components	2.0	6.4
Engineered Products	1.8	(1.3)
Total segment operating income	15.8	17.3
Corporate costs	(7.7)	(4.8)
Operating income	8.1	12.5
Other components of pension income and other postretirement benefits expense, net	2.8	2.4
Interest expense, net	(7.8)	(7.4)
Income before income taxes	$3.1	$7.5

NOTE 5 — Plant Closure and Consolidation

In the three months ended March 31, 2022, the Company recorded expenses totaling $2.0 million in its Assembly Components segment in connection with its plant closure and consolidation activities. Expenses of $1.8 million were included in cost of sales and $0.2 million were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional restructuring costs of approximately $1.0 million in this segment in the remainder of 2022.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

In the three months ended March 31, 2022, the Company recorded expenses totaling $0.6 million in its Engineered Products segment in connection with plant closure and consolidation activities. The expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, which consisted of severance of $0.1 million and other restructuring activities of $0.5 million. The Company expects to incur additional costs of approximately $6.0 million related to the initiatives in this segment in the remainder of 2022.

In the three months ended March 31, 2021, the Company recorded expenses totaling $0.6 million in its Assembly Components segment in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, and to complete other cost-reduction actions in this segment. The expenses, which were included in cost of sales in the Condensed Consolidated Statements of Operations, were comprised of severance of $0.2 million and other facility-related costs of $0.4 million.

In the three months ended March 31, 2021, the Company recorded expenses totaling $0.7 million in its Engineered Products segment in connection with plant closure and consolidation activities. The expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, were comprised of severance of $0.3 million and other restructuring activities of $0.4 million.

NOTE 6 — Inventories

Inventories, net consist of the following:

	March 31, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$118.8	$114.2
Work-in-process	52.1	49.6
Finished goods	230.6	219.1
Inventories, net	$401.5	$382.9

NOTE 7 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Beginning balance	$7.2	$6.4
Claims paid	(0.7)	(0.3)
Warranty expense	0.2	0.4
Ending balance	$6.7	$6.5

NOTE 8 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

In the three months ended March 31, 2022, income tax benefit was $3.4 million on pre-tax income of $3.1 million. The benefit included a discrete tax benefit of $4.1 million related to a federal research and development credit. In the three months ended March 31, 2021, income tax expense was $1.9 million, representing an effective income tax rate of 25%. This rate is higher than the U.S. statutory rate of 21% primarily due to income subject to foreign tax at tax rates higher than the U.S. statutory rate and state taxes.
NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2022	March 31, 2022	December 31, 2021
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	1.43%	250.1	221.1
Finance Leases	Various	Various	16.0	17.5
Other	Various	Various	16.6	17.5
Total debt			632.7	606.1
Less current portion of long-term debt and short-term debt			(9.9)	(10.7)
Less unamortized debt issuance costs			(3.6)	(3.9)
Total long-term debt, net			$619.2	$591.5

The Company's Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) provides for a revolving credit facility in the amount of $375.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $100.0 million.The Credit Agreement matures on November 26, 2024. As of March 31, 2022, we had borrowing availability of $109.5 million under the credit agreement.

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $43.6 million at March 31, 2022 and $39.7 million at December 31, 2021.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $16.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of March 31, 2022.

In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority, which matures in September 2025. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The Company had $5.3 million of borrowings outstanding under this agreement as of March 31, 2022, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

	March 31, 2022	December 31, 2021
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$295.3	$337.6

NOTE 10 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the three months ended March 31, 2022 is as follows:

	2022
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	655,093	$24.62	50,000	$32.55
Granted	—	—	—	—
Vested	(9,667)	33.07	—	—
Canceled or expired	(5,502)	27.24	—	—
Outstanding - end of period	639,924	$24.47	50,000	$32.55

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Total stock-based compensation expense was $1.6 million in both the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $8.4 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.7 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 99 cases asserting claims on behalf of 161 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

While it is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation, and although our results of operations and cash flows for a particular period

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022

could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 12 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three months ended March 31, 2022 and 2021 were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Service costs	$1.1	$1.1	$—	$—
Interest costs	0.4	0.3	—	—
Expected return on plan assets	(3.2)	(3.1)	(0.1)	—
Recognized net actuarial loss	—	0.2	0.1	0.1
Net periodic benefit (income) expense	$(1.7)	$(1.5)	$—	$0.1

NOTE 13 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
Beginning balance	$(18.3)	$—	$(0.9)	$(19.2)	$(8.3)	$—	$(9.8)	$(18.1)
Currency translation(a)	(3.9)	—	—	(3.9)	(4.3)	—	—	(4.3)
Foreign currency forward contracts	—	0.7	—	0.7	—	—	—	—
Pension and OPEB activity, net of tax	—	—	0.1	0.1	—	—	0.2	0.2
Ending balance	$(22.2)	$0.7	$(0.8)	$(22.3)	$(12.6)	$—	$(9.6)	$(22.2)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it spread throughout the United States and other countries around the world.  The pandemic has negatively impacted several of the markets we serve, as well as contributed to a global semiconductor micro-chip shortage, raw material price inflation, higher labor costs and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs. In response to the ongoing COVID-19 pandemic, we continue to manage our operating costs, including through actions to reduce costs, including plant consolidation, severance, and discretionary spending cuts, and we are taking aggressive actions to improve results in response to these macroeconomic conditions. We also continue to manage both working capital and capital spending. Although there continues to be uncertainty related to the anticipated impact and duration of the

COVID-19 pandemic on our future results, we believe our diversified portfolio of global businesses, our liquidity position of $215.8 million as of March 31, 2022, and the steps we have taken during the past two years to reduce costs leave us well-positioned to manage our business through this crisis as it continues to unfold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Dollars in millions)
Net sales	$418.4	$359.6	$58.8	16.4%
Cost of sales	364.7	307.6	57.1	18.6%
Gross profit	53.7	52.0	1.7	3.3%
Gross margin	12.8%	14.5%
Selling, general and administrative (“SG&A”) expenses	45.6	39.5	6.1	15.4%
SG&A expenses as a percentage of net sales	10.9%	11.0%
Operating income	8.1	12.5	(4.4)	(35.2)%
Other components of pension income and other postretirement benefits expense, net	2.8	2.4	0.4	16.7%
Interest expense, net	(7.8)	(7.4)	(0.4)	5.4%
Income before income taxes	3.1	7.5	(4.4)	(58.7)%
Income tax benefit (expense)	3.4	(1.9)	5.3	*
Net income	6.5	5.6	0.9	16.1%
Net (income) loss attributable to noncontrolling interest	(0.2)	0.1	(0.3)	*
Net (loss) income attributable to Park-Ohio Industries, Inc. common shareholder	$6.3	$5.7	$0.6	10.5%
* Calculation not meaningful

Net Sales

Net sales increased 16.4% to $418.4 million in the first three months of 2022 compared to $359.6 million in the same period in 2021. This increase was primarily due to higher customer demand in all three of our business segments.

The factors explaining the changes in segment net sales for the three months ended March 31, 2022 compared to the corresponding 2021 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Profit

Cost of sales increased 18.6% to $364.7 million in the first three months of 2022 compared to $307.6 million in the same period in 2021. The increase in cost of sales was primarily due to the increase in net sales described above.

Gross margin was 12.8% in the first three months of 2022 compared to 14.5% in the corresponding period in 2021. The 2022 period included expenses of $1.8 million related to plant closure and consolidation and other costs. The 2021 period included expenses of $0.6 million related to plant closure and consolidation, severance and other actions to reduce costs. The remaining decline in margin was driven by the ongoing impacts of inflation, higher labor costs and supply chain constraints in the 2022 period.

SG&A Expenses

SG&A expenses were $45.6 million in the first three months of 2022, compared to $39.5 million in the same period in 2021, an increase of 15.4%. As a percentage of net sales, SG&A expenses were approximately 11% in the first quarter of both 2022 and 2021. SG&A expenses in the 2022 period included $1.6 million of expenses related to plant closure and consolidation, severance and other costs and $0.3 million of acquisition related expenses. Selling expenses were higher in the 2022 period as a result of higher sales levels, and other expenses were higher due to inflation. SG&A expenses in the 2021 period included expenses of $0.7 million for plant closure and consolidation, and lower incentive compensation expense due to lower operating results.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $2.8 million in the first three months of 2022 compared to $2.4 million in the corresponding period in 2021. This increase was driven by higher returns on plan assets and lower actuarial loss in the 2022 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $7.8 million in the first three months of 2022 compared to $7.4 million in the 2021 period. The increase was due primarily to higher outstanding debt balances in the 2022 period compared to the same period a year ago.

Income Tax Benefit

In the three months ended March 31, 2022, income tax benefit was $3.4 million on pre-tax income of $3.1 million. The benefit included a discrete tax benefit of $4.1 million related to a federal research and development credit. In the three months ended March 31, 2021, income tax expense was $1.9 million, representing an effective income tax rate of 25%. This rate is higher than the U.S. statutory rate of 21% primarily due to income subject to foreign tax at tax rates higher than the U.S. statutory rate and state taxes.

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

Supply Technologies Segment

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net sales	$168.8	$157.7
Segment operating income	$12.0	$12.2
Segment operating income margin	7.1%	7.7%

Three months ended March 31:

Net sales increased 7.0% in the three months ended March, 2022 compared to the 2021 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in semiconductor, civilian aerospace, industrial and agricultural equipment and heavy-duty truck.

Segment operating income decreased by $0.2 million and segment operating income margin decreased 60 basis points in the 2022 period compared to the same period a year ago. The decrease in margin was driven by higher freight costs in the 2022 period as a result of global supply chain constraints.

Assembly Components Segment

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net sales	$158.6	$126.0
Segment operating income	$2.0	$6.4
Segment operating income margin	1.3%	5.1%

Three months ended March 31:

Net sales increased 25.9% in the three months ended March 31, 2022 compared to the 2021 period due primarily to higher customer demand driven by fuel-related products launched in 2021; increased net price realization; and the pass-through of higher aluminum and rubber compound prices in the 2022 quarter. In addition, sales in the 2021 periods were negatively impacted by the semiconductor micro-chip shortage and supply chain disruptions in the automobile industry.

Segment operating income was $2.0 million in the 2022 period compared $6.4 million in the 2021 period. The decrease was due to the unfavorable impacts of inflation, higher labor costs and supply chain constraints in the 2022 quarter compared to the same period a year ago, and expenses of $2.0 million related to plant closure and consolidation activities and other costs. Income in the 2021 period included expenses related to plant closure and consolidation of $0.6 million.

Engineered Products Segment

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net sales	$91.0	$75.9
Segment operating income (loss)	$1.8	$(1.3)
Segment operating income (loss) margin	2.0%	(1.7)%

Three months ended March 31:

Net sales were 19.9% higher in the 2022 period compared to the 2021 period. The increase was due to stronger demand in the 2022 period in both our capital equipment products and our forged and machined products business as key end markets continue to recover from the COVID-19 pandemic.

Segment operating income in the 2022 period increased $3.1 million and segment operating income increased by 370 basis points compared to losses in the corresponding 2021 period. The income improvement in the 2022 first quarter compared to the prior year period was driven by the higher sales levels, benefits of cost-reduction actions, and operational improvements. Expenses related to plant closure and consolidation were $0.6 million and $0.7 million, in the first quarter 2022 and 2021, respectively.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of March 31, 2022. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of March 31, 2022 and December 31, 2021.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	March 31, 2022	December 31, 2021
	(In millions)
Total current assets	$553.7	$490.2
Total noncurrent assets	386.7	386.9
Amounts due from subsidiaries that are non-Guarantors, net	29.4	29.2

Total current liabilities	271.9	233.0
Total noncurrent liabilities	672.8	646.0

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net sales	$300.0	$252.9
Gross profit	39.7	36.2
SG&A expenses	41.1	31.1
(Loss) income before income taxes	(4.7)	1.1
Net income	0.3	0.8

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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2021, both contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements, including statements regarding future performance of the Company that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity, including, without limitation, supply chain issues such as the global semiconductor micro-chip shortage and logistic issues; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; the amounts and timing, if any, of purchases of our common stock; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the evolving situation with Russia and Ukraine; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; our ability to continue to pay cash dividends, and the timing and amount of any such dividends; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2022, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.6 million during the three-month period ended March 31, 2022.

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

Our largest exposures to commodity prices relate to metal and natural gas prices, which have fluctuated widely in recent years. During the three months ended March 31, 2022, we entered into an agreement to hedge foreign currency. The agreement will not have a material impact on the results of the Company. We have no other commodity swap agreements or forward purchase contracts.

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

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2022:

We were a co-defendant in 99 cases asserting claims on behalf of 161 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 6.	Exhibits

The following exhibits are included herein:

4.1
Amendment No. 2 to the Seventh Amended and Restated Credit Agreement, dated October 5, 2018, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.1 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2022, SEC File No. 000-03134 and incorporated by reference and made a part hereof).

4.2
Amendment No. 3 to the Seventh Amended and Restated Credit Agreement, dated February 19, 2019, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.2 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2022, SEC File No. 000-03134 and incorporated by reference and made a part hereof).

4.3
Amendment No. 4 to the Seventh Amended and Restated Credit Agreement, dated November 26, 2019, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2022, SEC File No. 000-03134 and incorporated by reference and made a part hereof).

4.4
Amendment No. 5 to the Seventh Amended and Restated Credit Agreement, dated September 30, 2021, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.4 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2022, SEC File No. 000-03134 and incorporated by reference and made a part hereof).

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
Date: May 16, 2022