Form 10-Q
period 2022-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2022-11-08
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2022, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$44.6	$44.9
Accounts receivable, net	285.6	255.3
Inventories, net	433.0	382.9
Receivable from affiliates	30.8	29.2
Prepaid and other current assets	80.0	83.0
Total current assets	874.0	795.3
Property, plant and equipment, net	226.5	228.8
Operating lease right-of-use assets	62.3	63.4
Goodwill	106.4	106.0
Intangible assets, net	76.1	81.7
Other long-term assets	106.5	103.8
Total assets	$1,451.8	$1,379.0
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$225.2	$194.0
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	10.6	10.7
Current portion of operating lease liabilities	13.6	12.8
Accrued expenses and other	119.7	132.0
Total current liabilities	376.3	356.7
Long-term liabilities, less current portion:
Long-term debt	674.4	591.5
Long-term operating lease liabilities	48.7	50.7
Other long-term liabilities	40.0	44.1
Total long-term liabilities	763.1	686.3
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	301.1	325.2
Noncontrolling interests	11.3	10.8
Total equity	312.4	336.0
Total liabilities and shareholder's equity	$1,451.8	$1,379.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net sales	$435.8	$358.5	$1,282.8	$1,068.1
Cost of sales	385.4	318.4	1,128.9	936.1
Gross profit	50.4	40.1	153.9	132.0
Selling, general and administrative expenses	43.3	44.9	133.8	127.6
Gain on sale of assets	—	—	(2.9)	—
Operating income (loss)	7.1	(4.8)	23.0	4.4
Other components of pension income and other postretirement benefits expense, net	2.7	2.4	8.3	7.3
Interest expense, net	(9.6)	(7.6)	(25.6)	(22.4)
Income (loss) before income taxes	0.2	(10.0)	5.7	(10.7)
Income tax benefit	3.0	2.8	5.7	3.7
Net income (loss)	3.2	(7.2)	11.4	(7.0)
Net (income) loss attributable to noncontrolling interests	(0.4)	0.2	(1.1)	0.5
Net income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$2.8	$(7.0)	$10.3	$(6.5)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss)	$3.2	$(7.2)	$11.4	$(7.0)
Other comprehensive (loss) income, net of tax:
Currency translation	(17.0)	(5.5)	(35.5)	(8.2)
Foreign currency forward contracts	—	—	0.5	—
Pension and other postretirement benefits	0.1	0.2	0.2	0.6
Total other comprehensive loss	(16.9)	(5.3)	(34.8)	(7.6)
Total comprehensive loss, net of tax	(13.7)	(12.5)	(23.4)	(14.6)
Comprehensive (income) loss attributable to noncontrolling interests	(0.4)	0.2	(1.1)	0.5
Comprehensive loss attributable to Park-Ohio Industries, Inc. common shareholder	$(14.1)	$(12.3)	$(24.5)	$(14.1)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2022	—	$137.7	$206.7	$(19.2)	$10.8	$336.0
Other comprehensive income (loss)	—	—	6.3	(3.1)	0.2	3.4
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2022	—	139.3	$211.5	$(22.3)	$11.0	$339.5
Other comprehensive income (loss)	—	—	1.2	(14.8)	0.5	(13.1)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2022	—	$141.1	$210.7	$(37.1)	$11.5	$326.2
Other comprehensive loss	—	—	2.8	(16.9)	0.4	(13.7)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Dividend	—	—	—	—	(0.6)	(0.6)
Balance at September 30, 2022	—	143.1	212.0	(54.0)	11.3	312.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2021	—	$133.4	$237.9	$(18.1)	$13.8	$367.0
Other comprehensive income (loss)	—	—	5.7	(4.1)	(0.1)	1.5
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Increase in Park-Ohio ownership interest	—	1.1	—	—	(1.1)	—
Balance at March 31, 2021	—	136.1	$241.6	$(22.2)	$12.6	$368.1
Other comprehensive (loss) income	—	—	(5.2)	1.8	(0.2)	(3.6)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2021	—	$137.5	$234.4	$(20.4)	$12.4	$363.9
Other comprehensive loss	—	—	(7.0)	(5.3)	(0.2)	(12.5)
Stock-based compensation expense	—	1.7	—	—	—	1.7
Dividend paid to parent	—	—	(2.5)	—	—	(2.5)
Balance at September 30, 2021	—	$139.2	$224.9	$(25.7)	$12.2	$350.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income (loss)	$11.4	$(7.0)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	28.2	28.9
Stock-based compensation expense	5.4	4.7
Gain on sale of assets	(2.9)	—
Changes in operating assets and liabilities:
Accounts receivable	(35.5)	(6.6)
Inventories	(52.7)	(74.7)
Prepaid and other current assets	(1.6)	11.5
Accounts payable and accrued expenses	22.7	24.5
Other	(7.3)	(9.5)
Net cash used in operating activities	(32.3)	(28.2)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.7)	(24.9)
Proceeds from sale of assets	4.0	—
Business acquisitions, net of cash acquired	(21.9)	(5.4)
Net cash used in investing activities	(41.6)	(30.3)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	90.0	78.4
Payments on other debt	(3.1)	(5.4)
Proceeds from other debt	2.7	2.3
Payments on finance lease facilities, net	(4.5)	(3.5)
Dividends paid to Parent	(5.0)	(6.5)
Dividends	(0.6)	—
Net cash provided by financing activities	79.5	65.3
Effect of exchange rate changes on cash	(5.9)	(1.2)
(Decrease) increase in cash and cash equivalents	(0.3)	5.6
Cash and cash equivalents at beginning of period	44.9	44.8
Cash and cash equivalents at end of period	$44.6	$50.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
PRODUCT LINE
Supply Technologies	$159.1	$134.5	$459.5	$406.2
Engineered specialty fasteners and other products	26.8	19.5	71.0	60.5
Supply Technologies Segment	185.9	154.0	530.5	466.7

Fuel, rubber and plastic products	101.1	80.8	294.3	238.2
Aluminum products	51.9	39.4	171.5	117.5
Assembly Components Segment	153.0	120.2	465.8	355.7

Industrial equipment	67.3	62.0	201.1	179.9
Forged and machined products	29.6	22.3	85.4	65.8
Engineered Products Segment	96.9	84.3	286.5	245.7

Total revenues	$435.8	$358.5	$1,282.8	$1,068.1

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2022
GEOGRAPHIC REGION
United States	$115.1	$108.9	$54.8	$278.8
Europe	29.2	3.9	19.7	52.8
Asia	18.4	6.4	14.1	38.9
Mexico	19.2	15.1	3.4	37.7
Canada	3.2	18.0	4.5	25.7
Other	0.8	0.7	0.4	1.9
Total	$185.9	$153.0	$96.9	$435.8

Three Months Ended September 30, 2021
GEOGRAPHIC REGION
United States	$92.5	$77.9	$46.4	$216.8
Europe	27.9	3.4	14.8	46.1
Asia	14.7	6.6	12.0	33.3
Mexico	15.6	17.8	5.0	38.4
Canada	2.9	14.1	3.5	20.5
Other	0.4	0.4	2.6	3.4
Total	$154.0	$120.2	$84.3	$358.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2022
GEOGRAPHIC REGION
United States	$324.7	$333.0	$165.6	$823.3
Europe	91.8	12.9	50.2	154.9
Asia	50.2	15.8	39.1	105.1
Mexico	51.9	43.9	11.4	107.2
Canada	9.3	58.3	14.6	82.2
Other	2.6	1.9	5.6	10.1
Total	$530.5	$465.8	$286.5	$1,282.8

Nine Months Ended September 30, 2021
GEOGRAPHIC REGION
United States	$281.4	$241.8	$126.7	$649.9
Europe	84.7	10.7	46.3	141.7
Asia	42.4	19.0	38.5	99.9
Mexico	48.2	38.6	13.4	100.2
Canada	8.6	44.3	12.5	65.4
Other	1.4	1.3	8.3	11.0
Total	$466.7	$355.7	$245.7	$1,068.1

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $48.9 million and $51.7 million at September 30, 2022 and December 31, 2021, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $46.1 million and $55.0 million at September 30, 2022 and December 31, 2021, respectively, are recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net sales:
Supply Technologies	$185.9	$154.0	$530.5	$466.7
Assembly Components	153.0	120.2	465.8	355.7
Engineered Products	96.9	84.3	286.5	245.7
	$435.8	$358.5	$1,282.8	$1,068.1
Segment operating income (loss):
Supply Technologies	$10.7	$10.7	$35.4	$33.2
Assembly Components	(2.0)	(8.9)	(7.5)	(8.6)
Engineered Products	5.8	0.6	14.7	(1.3)
Total segment operating income	14.5	2.4	42.6	23.3
Corporate costs	(7.4)	(7.2)	(22.5)	(18.9)
Gain on sale of assets	—	—	2.9	—
Operating income (loss)	7.1	(4.8)	23.0	4.4
Other components of pension income and other postretirement benefits expense, net	2.7	2.4	8.3	7.3
Interest expense, net	(9.6)	(7.6)	(25.6)	(22.4)
Income (loss) before income taxes	$0.2	$(10.0)	$5.7	$(10.7)

NOTE 5 — Plant Closure and Consolidation

In the three and nine months ended September 30, 2022, the Company recorded expenses totaling $1.7 million and $7.9 million, respectively, in its Assembly Components segment in connection with its plant closure and consolidation and other activities. For the three months ended September 30, 2022, expenses of $1.7 million were included in Cost of sales. For the nine months ended September 30, 2022, restructuring expenses of $7.6 million were included in Cost of sales and $0.3 million were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company expects to incur additional restructuring costs of approximately $0.5 million in this segment in the remainder of 2022.

In the three and nine months ended September 30, 2022, the Company recorded expenses totaling $1.4 million and $2.8 million, respectively, in its Engineered Products segment in connection with plant closure and consolidation activities. The expenses are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and consisted of severance of $0.0 million and $0.2 million, respectively, and other restructuring activities of $1.4 million and $2.6 million, respectively. The Company expects to incur additional costs of approximately $4.0 million related to the initiatives in this segment in the remainder of 2022.

In connection with its plant closure and consolidation initiatives, during the nine months ended September 30, 2022, the Company sold real estate within its Engineered Products segment for cash proceeds of $3.6 million, resulting in a gain of $2.5 million, and within the Assembly Components segment for cash proceeds of $0.4 million, resulting in a gain of $0.4 million.

In the three and nine months ended September 30, 2021, the Company recorded expenses totaling $1.8 million and $3.1 million, respectively, in its Assembly Components segment in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, and to complete other cost-reduction actions in this

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

segment. The expenses included in Cost of sales in the Condensed Consolidated Statements of Operations were comprised of facility-related costs related to these initiatives of $1.8 million and $2.8 million, respectively. For the nine months ended September 30, 2021, expenses also included $0.3 million, which were included in Selling, general and administrative expenses in the Condensed Consolidated Statement of operations.

In the three and nine months ended September 30, 2021, the Company recorded expenses totaling $0.6 million and $1.9 million, respectively, in its Engineered Products segment in connection with plant closure and consolidation activities. The expenses are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 6 — Acquisitions

In July 2022, the Company acquired Charter Automotive (Changzhou) Co. Ltd. (“Charter”) for $9.3 million, net of cash acquired. Charter, which is included in our Supply Technologies segment, is headquartered in Changzhou, China and is strategic to our existing fastener manufacturing business, will accelerate the global growth of the Company's proprietary products to Electric Vehicle and other auto-related platforms.

The allocation of the purchase price of Charter is subject to finalization of the Company's determination of the fair values of the assets acquired and the liabilities assumed as of the acquisition date, and could be materially different than the estimates presented below. The final allocation will be completed no later than one year after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of Charter; the total purchase price is net of cash acquired.

(In millions)
Accounts receivable	$2.6
Inventories	3.0
Property, plant and equipment	4.3
Other current assets	0.9
Accounts payable and accrued expenses	(0.4)
Deferred income tax liability	(1.1)
Total purchase price	$9.3

In August 2022, the Company acquired Southern Fasteners & Supply, Inc. (“Southern Fasteners”) for $18.7 million, net of cash acquired. The purchase price included cash of $16.7 million paid at closing plus a $2.0 million note that will be paid to the seller over the next two years. Southern Fasteners, which is included in our Supply Technologies segment, is headquartered in Winston-Salem, North Carolina. Southern Fasteners provides commercial fasteners and industrial supplies to a diverse base of Maintenance, Repair and Operations (“MRO”) and Original Equipment Manufacturing (“OEM”) customers throughout the United States and specializes in the design of customized inventory programs for its customers. Southern Fasteners complements Supply Technologies’ continued efforts to grow the initiatives centered around industrial supply and MRO products to our global OEM customer base.

The allocation of the purchase price of Southern Fasteners is subject to finalization of the Company's determination of the fair values of the assets acquired and the liabilities assumed as of the acquisition date, and could be materially different than the estimates presented below. The final allocation will be completed no later than one year after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of Southern Fasteners. The total purchase price is net of cash acquired and includes the $2.0 million of notes payable to the seller.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

(In millions)
Accounts receivable	$3.3
Inventories	6.0
Property, plant and equipment	0.4
Deferred income tax asset	0.3
Other current assets	0.3
Intangible assets	4.4
Goodwill	6.5
Accounts payable and accrued expenses	(2.5)
Total purchase price (including notes payable to seller of $2.0 million)	$18.7

NOTE 7 — Inventories

Inventories, net consist of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$126.3	$114.2
Work-in-process	56.4	49.6
Finished goods	250.3	219.1
Inventories, net	$433.0	$382.9

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Beginning balance	$6.4	$7.6	$7.2	$6.4
Claims paid	(0.5)	(0.4)	(1.3)	(1.6)
Warranty expense	0.1	0.3	0.6	2.8
Foreign currency translation	(0.3)	(0.2)	(0.8)	(0.3)
Ending balance	$5.7	$7.3	$5.7	$7.3

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items, if any, in each period.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

In the three months ended September 30, 2022, income tax benefit was $3.0 million, on pre-tax income of $0.2 million. The overall benefit included a discrete benefit of $2.4 million due primarily to changes in estimates related to prior year federal research and development credits, Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”) and foreign tax credits. In the three months ended September 30, 2021, income tax benefit was $2.8 million, representing an effective income tax rate of 28%. This rate is higher than the U.S. statutory rate of 21% due primarily to the additional tax benefit recorded as result of stock compensation that vested and state and local taxes during the quarter.
In the nine months ended September 30, 2022, income tax benefit was $5.7 million on pre-tax income of $5.7 million. The overall benefit included discrete tax benefits totaling $6.5 million related primarily to changes in estimates related to prior year federal research and development credits, GILTI, FDII and foreign tax credits. In the nine months ended September 30, 2021, income tax benefit was $3.7 million, representing an effective income tax rate of 35%. This rate is higher than the U.S. statutory rate of 21% primarily due to the additional benefit recorded as result of the net operating loss carryback claim under the Coronavirus Aid, Relief, and Economic Security Act and the composition of earnings.

NOTE 10 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2022	September 30, 2022	December 31, 2021
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	3.80%	309.9	221.1
Finance Leases	Various	Various	13.0	17.5
Other	Various	Various	15.4	17.5
Total debt			688.3	606.1
Less current portion of long-term debt and short-term debt			(10.6)	(10.7)
Less unamortized debt issuance costs			(3.3)	(3.9)
Total long-term debt, net			$674.4	$591.5

The Company's Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on November 26, 2024. As of September 30, 2022, we had borrowing availability of $78.8 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under the Credit Agreement of approximately $44.4 million at September 30, 2022 and $39.7 million at December 31, 2021.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

In 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $13.0 million were borrowed under the Lease Agreement to acquire machinery and equipment as of September 30, 2022.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

In 2015, the Company, through its Southwest Steel Processing LLC subsidiary, entered into a financing agreement with the Arkansas Development Finance Authority, which matures in September 2025. The financing agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The Company had $4.7 million of borrowings outstanding under this agreement as of September 30, 2022, which is included in Other above.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	September 30, 2022	December 31, 2021
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$269.0	$337.6

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the nine months ended September 30, 2022 is as follows:

	2022
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	655,093	$24.62	50,000	$32.55
Granted(a)	338,265	15.98	—	—
Vested	(215,305)	23.55	—	—
Canceled or expired	(14,581)	23.16	—	—
Outstanding - end of period	763,472	$21.12	50,000	$32.55

(a) - Included in this amount are 12,500 restricted share units
Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Total stock-based compensation expense was $2.0 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. Total stock-based compensation expense was $5.4 million and $4.7 million, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $9.8 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 12 — Commitments and Contingencies

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
September 30, 2022

Our subsidiaries are involved in a number of contractual and warranty-related disputes. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 99 cases asserting claims on behalf of 162 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Service costs	$1.1	$1.0	$3.3	$3.2	$—	$—	$—	$—
Interest costs	0.4	0.3	1.3	1.0	—	—	0.1	0.1
Expected return on plan assets	(3.2)	(3.0)	(9.7)	(9.2)	—	—	(0.2)	—
Recognized net actuarial loss	—	0.2	—	0.6	0.1	0.1	0.2	0.3
Net periodic benefit (income) expense	$(1.7)	$(1.5)	$(5.1)	$(4.4)	$0.1	$0.1	$0.1	$0.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
Beginning balance	$(36.8)	$0.5	$(0.8)	$(37.1)	$(11.0)	$—	$(9.4)	$(20.4)
Currency translation(a)	(17.0)	—	—	(17.0)	(5.5)	—	—	(5.5)
Pension and OPEB activity, net of tax	—	—	0.1	0.1	—	—	0.2	0.2
Ending balance	$(53.8)	$0.5	$(0.7)	$(54.0)	$(16.5)	$—	$(9.2)	$(25.7)

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
Beginning balance	$(18.3)	$—	$(0.9)	$(19.2)	$(8.3)	$—	$(9.8)	$(18.1)
Currency translation(a)	(35.5)	—	—	(35.5)	(8.2)	—	—	(8.2)
Foreign currency forward contracts	—	0.5	—	0.5	—	—	—	—
Pension and OPEB activity, net of tax	—	—	0.2	0.2	—	—	0.6	0.6
Ending balance	$(53.8)	$0.5	$(0.7)	$(54.0)	$(16.5)	$—	$(9.2)	$(25.7)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Dollars in millions)
Net sales	$435.8	$358.5	$77.3	21.6%
Cost of sales	385.4	318.4	67.0	21.0%
Gross profit	50.4	40.1	10.3	25.7%
Gross margin	11.6%	11.2%
Selling, general and administrative (“SG&A”) expenses	43.3	44.9	(1.6)	(3.6)%
SG&A expenses as a percentage of net sales	9.9%	12.5%
Operating income (loss)	7.1	(4.8)	11.9	*
Other components of pension income and other postretirement benefits expense, net	2.7	2.4	0.3	12.5%
Interest expense, net	(9.6)	(7.6)	(2.0)	26.3%
Income (loss) before income taxes	0.2	(10.0)	10.2	*
Income tax benefit	3.0	2.8	0.2	7.1%
Net income (loss)	3.2	(7.2)	10.4	*
Net (income) loss attributable to noncontrolling interest	(0.4)	0.2	(0.6)	*
Net income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$2.8	$(7.0)	$9.8	*
* Calculation not meaningful

Net Sales

Net sales increased 21.6% to $435.8 million in the third quarter of 2022 compared to $358.5 million in the same period in 2021. This increase was primarily due to higher customer demand and increased net price realization in all three of our business segments.

The factors explaining the changes in segment net sales for the three months ended September 30, 2022 compared to the corresponding 2021 period are contained within the “Segment Results” section below.

Cost of Sales & Gross Margin

Cost of sales increased 21.0% to $385.4 million in the third quarter of 2022 compared to $318.4 million in the same period in 2021. The increase in cost of sales was primarily due to the increase in net sales for the 2022 period compared to the corresponding period in 2021, as well as the factors listed below that impacted gross margin.

Gross margin was 11.6% in the third quarter of 2022 compared to 11.2% in the same period in 2021. The higher margin in the 2022 was driven by increased net price realization and profit flow-through from higher volumes, which more than offset the ongoing impact of inflation, higher labor costs and supply chain constraints. The third quarter of 2022 included expenses of $2.5 million related to plant closure and consolidation and other actions to improve profitability. The third quarter of 2021 included expenses of $1.8 million related to plant closure and consolidation actions.

SG&A Expenses

SG&A expenses decreased to $43.3 million in the third quarter of 2022 compared to $44.9 million in the comparable period in 2021, a decrease of 3.6%. The decrease in SG&A expenses is primarily attributable to the lower personnel related expenses. As a percentage of net sales, SG&A expenses were 9.9% in third quarter of 2022 compared to 12.5% in the comparable period in 2021. The improvement in SG&A expenses as a percentage of net sales was also driven by the impact of fixed SG&A expenses over the higher revenue base in the 2022 quarter compared to the same quarter a year ago. SG&A expenses in the 2022 period included $1.9 million of charges related to plant closure and consolidation, severance and other actions to improve future profitability and $0.4 million of acquisition-related costs. The third quarter of 2021 included $2.5 million of expenses related to plant closure and consolidation and other costs.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net
Other components of pension income and OPEB expense, net was $2.7 million in the three months ended September 30, 2022 compared to $2.4 million in the corresponding period in 2021. This increase was driven by estimated higher returns on plan assets and lower actuarial loss in the 2022 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $9.6 million in the third quarter of 2022 compared to $7.6 million in the 2021 period. The increase was due to higher average outstanding borrowings and higher interest rates during the 2022 period.

Income Tax Benefit

In the three months ended September 30, 2022, income tax benefit was $3.0 million, on pre-tax income of $0.2 million. The overall benefit included a discrete benefit of $2.4 million due primarily to changes in estimates related to prior year federal research and development credits, Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”) and foreign tax credits. In the three months ended September 30, 2021, income tax benefit was $2.8 million, representing an effective income tax rate of 28%. This rate is higher than the U.S. statutory rate of 21% due primarily to the additional tax benefit recorded as result of stock compensation that vested and state and local taxes during the quarter.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Dollars in millions)
Net sales	$1,282.8	$1,068.1	$214.7	20.1%
Cost of sales	1,128.9	936.1	192.8	20.6%
Gross profit	153.9	132.0	21.9	16.6%
Gross margin	12.0%	12.4%
SG&A expenses	133.8	127.6	6.2	4.9%
SG&A expenses as a percentage of net sales	10.4%	11.9%
Gain on sale of assets	(2.9)	—	(2.9)	*
Operating income	23.0	4.4	18.6	*
Other components of pension income and other postretirement benefits expense, net	8.3	7.3	1.0	13.7%
Interest expense, net	(25.6)	(22.4)	(3.2)	14.3%
Income (loss) before income taxes	5.7	(10.7)	16.4	*
Income tax benefit	5.7	3.7	2.0	54.1%
Net income (loss)	11.4	(7.0)	18.4	*
Net (income) loss attributable to noncontrolling interests	(1.1)	0.5	(1.6)	*
Net income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$10.3	$(6.5)	$16.8	*
* Calculation not meaningful

Net Sales

Net sales increased 20.1% to $1,282.8 million in the first nine months of 2022 compared to $1,068.1 million in the same period in 2021. This increase was primarily due to higher customer demand and increased net price realization in all three of our business segments.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2022 compared to the corresponding 2021 period are contained in the “Segment Results” section below.

Cost of Sales & Gross Margin

Cost of sales increased 20.6% to $1,128.9 million in the first nine months of 2022 compared to $936.1 million in the same period in 2021. The increase in cost of sales was primarily due to the increase in net sales described above.

Gross margin was 12.0% in the first nine months of 2022 compared to 12.4% in the corresponding period in 2021. The margin decline was due to charges of $8.4 million in the 2022 period related to plant closure can consolidation and other actions to improve future profitability, compared to similar charges of $2.9 million in the 2021 period.

SG&A Expenses

SG&A expenses were $133.8 million in the first nine months of 2022, compared to $127.6 million in the same period in 2021, an increase of 4.9%. As a percentage of net sales, SG&A expenses were 10.4% in first nine months of 2022 compared to 11.9% in the comparable period in 2021. The improvement in SG&A expenses as a percentage of net sales was driven by the impact of fixed SG&A expenses over the higher revenue base in the 2022 period compared to the same period a year ago, which more than offset higher selling expenses as a result of higher sales levels, higher costs due to ongoing inflation, and expenses related to plant closure and consolidation. SG&A expenses in the 2022 period included $4.5 million of expenses related to plant closure and consolidation, severance and other costs and $0.7 million of acquisition-related expenses. SG&A expenses in the 2021 period included expenses of $4.1 million for plant closure and consolidation, severance and other costs and $0.4 million of acquisition-related costs.

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

Other Components of Pension Income and OPEB, Net

Other components of pension income and OPEB expense, net was $8.3 million in the first nine months of 2022 compared to $7.3 million in the corresponding period in 2021. This increase was driven by estimated higher returns on plan assets and lower actuarial loss in the 2022 period compared to the same period a year ago.

Interest Expense, Net

Interest expense, net was $25.6 million in the first nine months of 2022 compared to $22.4 million in the 2021 period. The increase was due primarily to higher average outstanding debt balances and higher interest rates in the 2022 period compared to the same period a year ago.

Income Tax Benefit

In the nine months ended September 30, 2022, income tax benefit was $5.7 million on pre-tax income of $5.7 million. The overall benefit included discrete tax benefits totaling $6.5 million related primarily to changes in estimates related to prior year federal research and development credits, GILTI, FDII and foreign tax credits. In the nine months ended September 30, 2021, income tax benefit was $3.7 million, representing an effective income tax rate of 35%. This rate is higher than the U.S. statutory rate of 21% primarily due to the additional benefit recorded as result of the net operating loss carryback claim under the Coronavirus Aid, Relief, and Economic Security Act and the composition of earnings.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$185.9	$154.0	$530.5	$466.7
Segment operating income	$10.7	$10.7	$35.4	$33.2
Segment operating income margin	5.8%	6.9%	6.7%	7.1%

Three months ended September 30:

Net sales increased 20.7% in the three months ended September 30, 2022 compared to the 2021 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in semiconductor, power sports, heavy-duty truck and civilian aerospace, as well as due to increased net price realization.

Segment operating income was flat and segment operating income margin decreased 110 basis points in the 2022 period compared to the same period a year ago. The decrease in margin was driven primarily by higher supply chain costs including premium freight.

Nine months ended September 30:

Net sales increased 13.7% in the nine months ended September 30, 2022 compared to the 2021 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in heavy-duty truck, semiconductor, industrial and agricultural equipment and civilian aerospace, as well as due to increased net price realization.

Segment operating income increased by $2.2 million driven by profit flow-through from higher sales. Segment operating income margin was 40 basis points lower in the 2022 period compared to the same period a year ago due to higher supply chain costs.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$153.0	$120.2	$465.8	$355.7
Segment operating (loss) income	$(2.0)	$(8.9)	$(7.5)	$(8.6)
Segment operating (loss) income margin	(1.3)%	(7.4)%	(1.6)%	(2.4)%

Three months ended September 30:

Net sales increased 27.3% in the three months ended September 30, 2022 compared to the 2021 period due primarily to higher customer demand driven by fuel-related products launched in 2021 and increased net price realization. In addition, sales in the 2021 period were negatively impacted by the semiconductor micro-chip shortage and supply chain disruptions in the automobile industry.

Segment operating loss was $2.0 million in the 2022 period compared to $8.9 million in the 2021 period. The improvement in segment operating results in the 2022 period was driven by profit flow-through from the higher sales levels and benefit of profit improvement initiatives in the last two years, both of which together more than offset the negative impacts of inflation in the current year. In addition, the loss in the 2022 period included expenses of $1.7 million related to restructuring charges and related expenses, compared to similar expenses of $3.4 million in the 2021 period.

Nine months ended September 30:

Net sales increased 31.0% in the nine months ended September 30, 2022 compared to the 2021 period due primarily to higher customer demand driven by fuel-related products launched in 2021; increased net price realization; and the pass-through of higher aluminum and rubber compound prices in the 2022 period. In addition, sales in the 2021 period were negatively impacted by the semiconductor micro-chip shortage and supply chain disruptions in the automobile industry.

Segment operating loss was $7.5 million in the 2022 period compared to $8.6 million in the 2021 period. The improvement in segment operating results in the 2022 period was driven by profit flow-through from the higher sales levels and benefit of profit improvement initiatives in the last two years, both of which together more than offset the negative impacts of inflation in the current year. In addition, the loss in the 2022 period included expenses of $7.9 million related to restructuring charges and related expenses, compared to similar expenses of $4.7 million in the 2021 period.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$96.9	$84.3	$286.5	$245.7
Segment operating income (loss)	$5.8	$0.6	$14.7	$(1.3)
Segment operating income (loss) margin	6.0%	0.7%	5.1%	(0.5)%

Three months ended September 30:

Net sales were 14.9% higher in the 2022 period compared to the 2021 period. The increase was due to stronger demand in the 2022 period in both our capital equipment products business and our forged and machined products business as key end markets continue to recover from the COVID-19 pandemic.

Segment operating income in the 2022 period increased $5.2 million and segment operating income increased by 530 basis points compared to the corresponding 2021 period. The profit improvement in the 2022 third quarter compared to the prior year period was driven by the higher sales levels, operational improvements, and benefits of profit improvement actions. Expenses related to plant closure and consolidation were $1.4 million and $0.6 million in the third quarter of 2022 and 2021, respectively.

Nine months ended September 30:

Net sales were 16.6% higher in the 2022 period compared to the 2021 period. The increase was due to stronger demand in the 2022 period in both our capital equipment products business and our forged and machined products business as key end markets continue to recover from the COVID-19 pandemic.

Segment operating income in the 2022 period increased $16.0 million and segment operating income increased by 560 basis points compared to losses in the corresponding 2021 period. The profit improvement in 2022 period compared to the prior period was driven by the higher sales levels, operational improvements, and benefits of profit improvement actions. Expenses related to plant closure and consolidation were $2.8 million and $1.9 million in the first nine months of 2022 and 2021, respectively.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of September 30, 2022. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2022 and December 31, 2021.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	September 30, 2022	December 31, 2021
	(In millions)
Total current assets	$559.1	$490.2
Total noncurrent assets	399.9	386.9
Amounts due from subsidiaries that are non-Guarantors, net	30.9	29.2

Total current liabilities	244.2	233.0
Total noncurrent liabilities	724.0	646.0

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net sales	$308.7	$248.5	$918.5	$738.6
Gross profit	34.2	23.1	108.6	83.3
SG&A expenses	40.0	37.4	119.7	100.0
Loss before income taxes	(10.2)	(15.3)	(20.2)	(24.2)
Net loss	(8.4)	(10.2)	(13.1)	(15.7)

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

We are exposed to market risk, including changes in interest rates. As of September 30, 2022, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.3 million during the nine-month period ended September 30, 2022.

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

Our largest exposures to commodity prices relate to metal and rubber compound, which have fluctuated widely in recent years. During the nine months ended September 30, 2022, we entered into agreements to hedge foreign currency. The agreement will not have a material impact on the results of the Company. We have no other commodity swap agreements or forward purchase contracts.

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

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2022:

We were a co-defendant in 99 cases asserting claims on behalf of 162 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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
Date: November 8, 2022