Form 10-K
period 2022-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2023-03-16
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of February 28, 2023, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Park-Ohio Industries, Inc.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2022

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
During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. Unless otherwise indicated, amounts and activity in this Annual Report are presented on a continuing operations basis. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information. On December 30, 2022, we entered into a memorandum of understanding (the “MOU”) with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the entry into a definitive purchase agreement and other customary conditions.
The Company operates through three reportable segments: Supply Technologies, Assembly Components (which previously included the Aluminum Products business) and Engineered Products. As of December 31, 2022, we employed approximately 7,100 people, including employees in our Aluminum Products business.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2022	$711.5 million	$388.8 million	$392.6 million
SELECTED PRODUCTS	Sourcing, planning and procurement of over 280,000 production components, including:
• Fasteners
• Pins
• Valves
• Hoses
• Wire harnesses
• Clamps and fittings
• Rubber and plastic components
• Other Class C and MRO products
		• Extruded and molded rubber and thermoplastic products • Fuel filler assemblies • Gasoline direct injection systems	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products
SELECTED INDUSTRIES SERVED	• Heavy-duty truck
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

The Company consists of the following segments:

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate more than 80 logistics service centers in the United States, Mexico, Canada, Czech Republic, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Malaysia, Northern Ireland and Ireland, including production sourcing and support centers in the United States and Asia. Through our supply chain management programs, we supply more than 280,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
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
Markets and Customers. For the year ended December 31, 2022, approximately 61% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells its approach to over 7,500 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 35% and 33% of the sales of Supply Technologies in 2022 and 2021, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Assembly Components

Assembly Components (which excludes the discontinued Aluminum Products business) manufactures products oriented towards fuel efficiency, reduced emission standards and vehicle electrification. Assembly Components designs, develops and manufactures: highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; and flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products, coupled with Turbo Enabled engines, make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 or 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels.
Assembly Components operates 12 manufacturing facilities and four technical offices in the United States, Mexico, China, the United Kingdom and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers.  For the year ended December 31, 2022, approximately 73% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 55% and 54% of segment sales for 2022 and 2021, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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

Markets and Customers.  For the year ended December 31, 2022, approximately 56% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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

Raw Materials and Suppliers

Supply Technologies purchases substantially all of its production components from third-party suppliers. Supply Technologies has multiple sources of supply for its components. An increasing portion of Supply Technologies’ production components are purchased from suppliers in foreign countries, primarily Canada, Taiwan, China, South Korea, Singapore, India and multiple European countries. Supply Technologies is dependent upon the ability of such suppliers to meet stringent quality and performance standards and to conform to delivery schedules. Assembly Components and Engineered Products purchase substantially all of their raw materials, principally certain component parts incorporated into their products, from third-party suppliers and manufacturers. Most raw materials required by Assembly Components and Engineered Products are commodity products available from several domestic suppliers. Management believes that raw materials and component parts other than certain specialty products are available from alternative sources.

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
Human Capital Resources

As of December 31, 2022, we employed approximately 7,100 employees, including our Aluminum Products business, in our operations around the world. Approximately 3,400 of these employees are in the United States, while the remaining 3,700 are employed in other countries. Approximately 28% of our employees are covered by a collective bargaining agreement.

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
Risks Relating to the Economic Conditions

The industries in which we operate are cyclical and are affected by the economy in general.

We sell products to customers in industries that experience cyclicality (expectancy of recurring periods of economic growth and slowdown) in demand for products and may experience substantial increases and decreases in business volume throughout economic cycles. Industries we serve, including the automotive and vehicle parts, heavy-duty truck, industrial equipment, steel, rail, oil and gas, electrical distribution and controls, aerospace and defense, recreational equipment, HVAC, electrical components, appliance and semiconductor equipment industries, are affected by consumer spending, general economic conditions and the impact of international trade, which have been adversely affected by the COVID-19 pandemic as well as inflation. A downturn in any of the industries we serve could have a material adverse effect on our financial condition, liquidity and results of operations.

Our business, results of operations and cash flows have been and may continue to be adversely affected by COVID-19.

To date, the COVID-19 pandemic has had an adverse impact on our business, including how it has impacted our customers, employees, supply chain and distribution network. The impact of the COVID-19 pandemic and uncertainty with respect to the economic effects of the pandemic introduced significant volatility in the financial markets and has had a widespread adverse effect on the industries in which we operate. The COVID-19 pandemic could continue to negatively impact our business, results of operations, financial position or cash flows in a number of ways, including but not limited to:

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

The extent to which our business, results of operations, financial position or cash flows may ultimately be adversely impacted by the COVID-19 pandemic are highly uncertain and cannot be accurately predicted. The impact of the COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could have a material effect on us.
Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.
Disruptions, uncertainty or volatility in the credit markets, including as a result of a recession, may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.
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
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The global semiconductor micro-chip shortage, in particular, could continue to adversely affect a significant portion of our sales to our automotive and heavy-duty truck customers. The domestic automotive and heavy-duty truck industries are also highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes. We derived 32% and 6% of our net sales during the year ended December 31, 2022 from the automotive and heavy-duty truck industries, respectively.

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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2022, our ten largest customers accounted for approximately 27% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

As of December 31, 2022, we had goodwill of $108.9 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information, see Note 7, Goodwill, to the consolidated financial statements included elsewhere herein.
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
As of December 31, 2022, we were a party to seven collective bargaining agreements with various labor unions that covered approximately 2,000 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
•political, social and economic instability and disruptions, including the conflict between Russia and Ukraine and the rising tension between China and the United States;
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
Our international sales and operations are also sensitive to changes in foreign national priorities, as well as to political and economic instability. For example, our business in the European Union or elsewhere may be impacted by the conflict between Russia and Ukraine and any economic or trade sanctions enacted to condemn or counteract any Russian aggression towards or invasion of Ukraine. Any such conflict may also impact our ability to secure raw materials and exacerbate the supply chain disruption we have experienced and further limit our ability to secure certain raw materials or services. Further military action or cyberattacks by Russia to counteract any sanctions may have an impact on demand for our goods and services and adversely impact our results of operation. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business.
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
As of December 31, 2022, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2023, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
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
We may be unable to sell our Aluminum Products business.
We are pursuing a sale of our Aluminum Products business. On December 30, 2022, the Company entered into the MOU with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the

Aluminum Products business is subject to the successful completion of a definitive purchase agreement and other customary conditions. Accordingly, there can be no assurance that the sale of the Aluminum Products business will be completed.
Risks Relating to Our Common Stock
Our Chairman of the Board, Chief Executive Officer and President and former President collectively beneficially own a significant portion of Holdings’ outstanding common stock and their interests may conflict with yours.
As of December 31, 2022, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 29% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2022, our operations included numerous manufacturing and supply chain logistics services facilities located in 28 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2022.

Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Changzhou, China	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Solon, OH	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
	Winston-Salem, NC	Leased	Logistics and Office
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Acuna, Mexico	Leased	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Angola, IN	Owned	Manufacturing
ENGINEERED	Cuyahoga Heights, OH	Owned	Manufacturing
PRODUCTS	Canton, OH (2)	Owned/Leased	Manufacturing
	Newport, AR	Leased	Manufacturing
	Warren, OH	Owned	Manufacturing
	Erie, PA	Owned	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Chennai, India	Owned	Manufacturing
	Cortland, OH	Owned	Office and Manufacturing
	Valencia, Spain	Owned	Manufacturing
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

In addition to the routine claims, suits, investigations and proceedings noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2022:
We were a co-defendant in approximately 99 cases asserting claims on behalf of approximately 162 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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
During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. Unless otherwise indicated, amounts and activity in this Annual Report are presented on a continuing operations basis. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information. On December 30, 2022, we entered into a memorandum of understanding (the “MOU”) with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the entry into a definitive purchase agreement and other customary conditions.

RESULTS FROM CONTINUING OPERATIONS
During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. Unless otherwise indicated, amounts and activity in this Annual Report are presented on a continuing operations basis. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information.

2022 Compared with 2021 and 2021 Compared with 2020

				2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,492.9	$1,277.0	$1,152.1	$215.9	17%	$124.9	11%
Cost of sales	1,282.4	1,099.1	986.8	183.3	17%	112.3	11%
Selling, general and administrative ("SG&A") expenses	161.5	154.8	139.6	6.7	4%	15.2	11%
SG&A expenses as a percentage of net sales	10.8%	12.1%	12.1%
Restructuring and other special charges	17.3	20.4	6.6	(3.1)	(15)%	13.8	209%
Gains on sales of assets, net	(2.4)	(14.7)	—	12.3	*	(14.7)	*
Operating income	34.1	17.4	19.1	16.7	96%	(1.7)	(9)%
Other components of pension income and other postretirement benefits expense, net	11.1	9.7	7.3	1.4	14%	2.4	33%
Interest expense, net	(33.8)	(27.1)	(27.7)	(6.7)	25%	0.6	(2)%
Income (loss) from continuing operations before income taxes	11.4	—	(1.3)	11.4	*	1.3	*
Income tax benefit	0.7	1.5	1.3	(0.8)	*	0.2	*
Income from continuing operations	12.1	1.5	—	10.6	*	1.5	*
(Income) loss attributable to noncontrolling interest	(1.3)	1.2	0.3	(2.5)	*	0.9	300%
Income from continuing operations attributable to ParkOhio common shareholder	$10.8	$2.7	$0.3	$8.1	*	$2.4	800%

* Calculation not meaningful

2022 Compared with 2021
Net Sales

Net sales increased 17% to $1,492.9 million in 2022 compared to $1,277.0 million in 2021. This increase was primarily due to higher customer demand and increased net price realization in all three of our business segments.

The factors explaining the changes in segment net sales for the year ended December 31, 2022 compared to the year ended December 31, 2021 are contained in the “Segment Results” section below.
Cost of Sales

Cost of sales increased 17% to $1,282.4 million in 2022 compared to $1,099.1 million in 2021. The increase in cost of sales and decrease in gross margin were due to the increase in net sales described above.

SG&A Expenses

SG&A expenses increased to $161.5 million, or 10.8% of net sales, in 2022 from $154.8 million, or 12.1% of net sales, in 2021. The increase in SG&A expenses was primarily attributable to foreign exchange impacts of a weaker Euro and British Pound and higher personnel costs in 2022 compared to 2021. The improvement in SG&A expenses as a percentage of net sales was driven by the impact of fixed SG&A expenses over the higher revenue base in 2022 compared to 2021.
Restructuring and other special charges

During 2022, the Company recorded restructuring and other special charges of $17.3 million compared to $20.4 million in 2021. The charges in both 2022 and 2021 related primarily to plant closure and consolidation in the Company's Assembly Components and Engineered Products segments; other cost reduction initiatives in all three business segments; and costs related to acquisitions.

Gains on Sales of Assets, net

During 2022, in connection with its plant closure and consolidation initiatives, the Company sold assets within its Supply Technologies segment for cash proceeds of $1.5 million, resulting in a loss of $3.4 million; within its Assembly Components segment for cash proceeds of $4.4 million, resulting in a gain of $3.3 million; and within its Engineered Products segment for cash proceeds of $3.6 million, resulting in a gain of $2.5 million. The total net gain of $2.4 million was recorded on a separate line in the Consolidated Statements of Operations and was excluded from segment income.

During 2021, in connection with its plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $19.6 million, resulting in a gain of $14.2 million. In addition, the Company sold real estate within the Assembly Components segment for cash proceeds of $0.7 million, resulting in a gain of $0.5 million. The total net gain of $14.7 million was recorded on a separate line in the Consolidated Statements of Operations and was excluded from segment income.
Other Components of Pension Income and Other Postretirement Benefits (“OPEB”) Expense, Net

Other components of pension income and OPEB expense, net was $11.1 million in 2022 compared to $9.7 million in 2021. The increase in 2022 was driven by higher returns on plan assets impacting 2022 compared to 2021.

Interest Expense, Net

Interest expense, net increased to $33.8 million in 2022 compared to $27.1 million in 2021. The increase was due to higher average interest rates and higher average outstanding borrowings in 2022 compared to 2021. The higher borrowings were used to fund higher working capital levels. Our average effective borrowing rate was 5.1% in 2022 compared to 4.8% in 2021.

Income Tax Benefit

Income tax benefit in 2022 was $0.7 million on pre-tax income of $11.4 million, driven by changes in estimates related to prior year federal research and development credits. Income tax benefit in 2021 was $1.5 million on pre-tax income of $0.0 million, driven by the additional benefit recorded as a result of the net operating loss claimed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
2021 Compared with 2020
Net Sales

Net sales increased 11% to $1,277.0 million in 2021 compared to $1,152.1 million in 2020. This increase was primarily due to higher customer demand in our Supply Technologies and Assembly Components business segments, partially offset by lower demand in our Engineered Products segment.

The factors explaining the changes in segment net sales for the year ended December 31, 2021 compared to the year ended December 31, 2020 are contained in the “Segment Results” section below.
Cost of Sales

Cost of sales increased 11% to $1,099.1 million in 2021 compared to $986.8 million in 2020. The increase in cost of sales was due to the increase in net sales described above.
SG&A Expenses

SG&A expenses increased to $154.8 million, or 12.1% of net sales, in 2021 from $139.6 million, or 12.1% of net sales, in 2020. In response to significantly lower demand levels caused by the COVID-19 pandemic in 2020, the Company took immediate actions in many of its operations to reduce costs, including workforce furloughs, permanent headcount reductions, salary and incentive compensation reductions, and cuts in discretionary spending. As demand levels increased in 2021, a portion of the SG&A expense reduction from 2020 was restored to meet the increasing demand.
Restructuring and other special charges

During 2021, the Company recorded restructuring and other special charges of $20.4 million compared to $6.6 million in 2020. The charges in 2021 related primarily to plant closure and consolidation in the Company's Assembly Components and Engineered Products segments; other cost reduction initiatives in all three business segments; and costs related to acquisitions. The charges in 2020 related to initiatives the Company took in response to the COVID-19 pandemic and primarily consisted of plant consolidation and closure actions.
Gains on Sales of Assets, net

During 2021, in connection with the plant closure and consolidation initiatives, the Company sold real estate within the Engineered Products segment for cash proceeds of $19.6 million, resulting in a gain of $14.2 million. In addition, the Company sold real estate within the Assembly Components segment for cash proceeds of $0.7 million, resulting in a gain of $0.5 million. The total net gain of $14.7 million was recorded on a separate line in the Consolidated Statements of Operations and was excluded from segment income.
Other Components of Pension Income and OPEB Expense, Net

Other components of pension income and OPEB expense, net was $9.7 million in 2021 compared to $7.3 million in 2020. The increase in 2021 was driven by higher returns on plan assets impacting 2021 compared to 2020.

Interest Expense, Net

Interest expense, net decreased to $27.1 million in 2021 compared to $27.7 million in 2020. The decrease was due to lower average interest rates partially offset by higher average outstanding borrowings in 2021 compared to 2020. Our average effective borrowing rate was 4.8% in 2021 compared to 5.0% in 2020.
Income Tax Benefit

Income tax benefit in 2021 was $1.5 million on pre-tax income of $0.0 million. Income tax benefit in 2020 was $1.3 million on pre-tax loss of $1.3 million. The benefits in both periods were due primarily to U.S tax loss planning and related net operating loss carrybacks to prior years under the CARES Act.

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

During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. Unless otherwise indicated, amounts and activity in this Annual Report are presented on a continuing operations basis. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information.

Supply Technologies Segment

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net sales	$711.5	$619.5	$510.1
Segment operating income	$45.7	$42.8	$30.2
Segment operating income margin	6.4%	6.9%	5.9%

2022 Compared to 2021

Net sales increased 15% in 2022 compared to 2021 due primarily to higher customer demand in most of the Company's end markets, with the biggest increases in heavy-duty truck, power sports, industrial and agricultural equipment, semiconductor, and civilian aerospace markets, as well as the sales from our acquisitions in 2022.

Segment operating income increased by $2.9 million and segment operating income margin was down 50 basis points in 2022 compared to the prior year. The decrease in margin was driven primarily by higher supply chain costs, primarily freight-related, and sales mix.

2021 Compared to 2020

Net sales increased 21% in 2021 compared to 2020 due primarily to higher customer demand in most of the Company's end markets, with the biggest increases in heavy-duty truck, power sports, semiconductor, and agricultural and industrial equipment. As a result of the COVID-19 pandemic, customer demand in 2020 was down significantly in most of our key end markets.

Segment operating income increased by $12.6 million and segment operating income margin was up 100 basis points in 2021 compared to the prior year. These net increases were driven by the profit flow-through on higher sales, the impact of pricing initiatives and the impact of cost reduction actions. These positive factors were partially offset by higher freight costs in 2021 as a result of global supply chain constraints and a labor strike at a major truck assembly plant.

Assembly Components Segment

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net sales	$388.8	$321.5	$298.4
Segment operating (loss) income	$1.1	$(2.6)	$10.9
Segment operating (loss) income margin	0.3%	(0.8)%	3.7%

2022 Compared to 2021

Net sales increased 21% in 2022 compared to 2021. The sales increase was driven by higher customer demand driven by several products launched in 2021, increased net price realization and the pass-through of higher rubber compound prices in 2022. In addition, 2021 sales were negatively impacted by the global micro-chip shortage and supply chain disruptions in the auto industry.

Segment operating income in 2022 increased by $3.7 million, and segment operating income margin increased 110 basis points compared to 2021. The improvement in segment operating results in 2022 compared to the prior year was driven by profit flow-through from the higher sales levels, higher product pricing and the benefit of profit improvement initiatives, all of which more than offset the impacts of inflation and higher operating costs in 2022. In 2022, expenses incurred in connection with plant closure and consolidation, severance and other costs were $5.6 million. In 2021, expenses incurred in connection with plant closure and consolidation, severance, a legal settlement and other costs were $5.7 million.

2021 Compared to 2020

Net sales increased 8% in 2021 compared to 2020 due primarily to the shut-down of North American automotive production in the second quarter of 2020 as a result of the COVID-19 pandemic, partially offset the impact of the global micro-chip shortage, which negatively impacted net sales in 2021.

Segment operating loss in the 2021 period decreased by $13.5 million, and segment operating income margin decreased 450 basis points compared to 2020. The loss in 2021 was driven by the negative impacts of the global semiconductor micro-chip shortage; higher labor costs; production inefficiencies; and various supply chain constraints, including supplier delays that caused extended lead times and increasing freight costs. These factors were partially offset by the positive impact of higher sales in 2021. In 2021, expenses incurred in connection with plant closure and consolidation, severance, a legal settlement and other costs were $5.7 million. The 2020 income included expenses related to plant closure and consolidation of $4.1 million.

Engineered Products Segment

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net sales	$392.6	$336.0	$343.6
Segment operating (loss) income	$14.8	$(12.2)	$3.5
Segment operating (loss) income margin	3.8%	(3.6)%	1.0%

2022 Compared to 2021

Net sales were 17% higher in 2022 compared to 2021. The increase was driven by strong demand in both our capital equipment business and our forged and machined products business as key end markets continue to recover from COVID-19 pandemic lows.

Segment operating income was $14.8 million in 2022 compared to segment operating loss of $12.2 million in 2021. The profitability improvement in 2022 was driven by the higher sales levels, implemented operational improvements, and benefits of profit-improvement initiatives, including plant closure and consolidation. In 2022, expenses incurred in connection with plant closure and consolidation, severance, and other costs were $8.4 million, compared to $12.7 million in 2021.

2021 Compared to 2020

Net sales were 2% lower in 2021 compared to 2020. The decrease was due to lower demand in certain end markets in our forged and machined products business which continue to be slow to recover from the COVID-19 pandemic, partially offset by stronger demand in 2021 for our capital equipment products.

Segment operating loss was $12.2 million in 2021 compared to segment operating income of $3.5 million in 2020. This decrease in profitability was due to expenses of $12.7 million related to plant closure and consolidation activities and other actions in 2021, lower sales levels, and manufacturing under-absorption of fixed costs at certain plants. Expenses related to plant closure and consolidation in 2020 were $2.2 million.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of December 31, 2022. Refer to Exhibit 22.1 to this Form 10-K for the detailed list of entities included within the obligated group as of December 31, 2022, 2021 and 2020.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group, which includes our discontinued Aluminum Products business (See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information):

	December 31,
	2022	2021
	(In millions)
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$620.3	$490.2
Total noncurrent assets	321.6	386.9
Amounts due from subsidiaries that are non-Guarantors	31.2	29.2

Total current liabilities	312.5	233.0
Total noncurrent liabilities	680.0	646.0

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group, which includes our discontinued Aluminum Products business (See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information):

	Year Ended December 31,
	2022	2021	2020
		(In millions)
Net sales	$1,209.2	$993.0	$905.9
Cost of sales	1,052.5	894.8	793.5
SG&A expenses	169.6	132.6	118.2
Loss before income taxes	(17.5)	(45.4)	(22.1)
Net loss	(0.8)	(28.5)	(10.9)

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons, other than the letters of credits disclosed in Note 9 to the consolidated financial statements, included elsewhere herein.

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
Allowance for Obsolete and Slow-Moving Inventory: Inventories are valued using first-in, first-out or the weighted-average inventory method; stated at the lower of cost or net realizable value; and have been reduced by an allowance for obsolete and slow-moving inventories. The estimated allowance is based on management’s review of inventories on hand with minimal sales activity, which is compared to estimated future usage and sales. Inventories identified by management as slow-moving or obsolete are reserved for based on estimated selling prices less disposal costs. Though we consider these allowances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on allowances required.
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
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2022, 2021 and 2020, we performed quantitative testing for each reporting unit with a goodwill balance.
Our annual goodwill impairment analysis utilizes a quantitative approach comparing the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. In applying the quantitative approach, we use an income approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether that premium is reasonable based on recent market transactions.
The results of testing as of October 1, 2022, 2021 and 2020 for all reporting units confirmed that the estimated fair values exceeded carrying values, and no impairment related to continuing operations existed as of those dates. The Company's reporting units with goodwill balances had fair values in excess of their carrying amounts by at least 14%.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2022, 2021 and 2020, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2022, 2021 and 2020 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
See Notes 7 and 8 of the consolidated financial statements included elsewhere herein for additional disclosure on goodwill and indefinite-lived intangibles.
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
Pension Plans: We and our subsidiaries have pension plans, principally noncontributory defined benefit or noncontributory defined contribution plans covering substantially all employees. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trends. Pension plan asset performance in the future will directly impact our net income. We have evaluated our pension assumptions, considering current trends in interest rates and market conditions and believe our assumptions are appropriate.
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 5.48% for 2022, compared with 2.80% in 2021. For the other postretirement benefit plan, the rate is 5.41% for 2022 and 2.49% for 2021. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.75% for 2022. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our ability to consummate the sale of our Aluminum Products business for any reason, including the inability to enter into a definitive purchase agreement; the ultimate impact the COVID-19 pandemic has on our business, results of operations, financial position and liquidity, including, without limitation, supply chain issues such as the global semiconductor micro-chip shortage and logistic issues; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the conflict between Russia and Ukraine, or political unrest, including the rising tension between China and the United States; public health issues, including the outbreak of COVID-19 and its impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item

1A. Risk Factors” included in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except to the extent required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates. As of December 31, 2022, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $285.3 million at December 31, 2022. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.9 million for the year ended December 31, 2022.

We are exposed to changes in foreign currency exchange rates. Our foreign subsidiaries generally conduct business in local currencies. We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated in U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholder's equity section of the accompanying Consolidated Balance Sheets. Sales and expenses at our foreign operations are translated into U.S. dollars at the applicable monthly average exchange rates. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars. During 2022, we entered into an agreement to hedge foreign currency exchange rates. The agreement did not have a material impact on the results of the Company.

Our largest exposures to commodity prices relate to metal and natural gas prices, which have fluctuated widely in recent years. We have no commodity swap agreements or forward purchase contracts.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of Park-Ohio Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Quantitative Impairment Assessment of Goodwill
Description of the matter How we addressed the matter in our audit
At December 31, 2022, the Company’s goodwill was $108.9 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level for impairment utilizing the income approach, which uses a discounted cash flow methodology to estimate the fair value of each reporting unit.

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

Cleveland, Ohio
March 16, 2023

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$44.9
Accounts receivable, net	246.3	223.6
Inventories, net	406.5	352.4
Receivables from affiliates	31.1	29.2
Unbilled contract revenue	56.7	55.0
Promissory note related to financing arrangement	25.0	—
Other current assets	32.2	25.0
Current assets held-for-sale - discontinued operations[1]	107.2	65.2
Total current assets	954.3	795.3
Property, plant and equipment, net	180.7	178.9
Operating lease right-of-use assets	54.7	56.4
Goodwill	108.9	106.0
Intangible assets, net	78.7	81.7
Pension assets	63.9	86.2
Other long-term assets	16.4	17.6
Long-term assets held-for-sale - discontinued operations[1]	—	56.9
Total assets	$1,457.6	$1,379.0
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$221.0	$178.3
Payables to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	10.9	6.3
Current portion of operating lease liabilities	11.2	10.6
Accrued employee compensation	22.3	26.4
Deferred revenue	52.6	51.7
Financing arrangement liability	45.0	—
Other accrued expenses	42.2	43.3
Current liabilities held-for-sale - discontinued operations[1]	43.8	32.9
Total current liabilities	456.2	356.7
Long-term liabilities, less current portion:
Long-term debt	655.1	586.9
Long-term operating lease liabilities	43.7	45.9
Deferred income taxes	10.6	31.8
Other long-term liabilities	10.7	12.3
Long-term liabilities held-for-sale - discontinued operations[1]	—	9.4
Total long-term liabilities	720.1	686.3
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	144.9	137.7
Retained earnings	186.7	206.7

Accumulated other comprehensive loss	(61.8)	(19.2)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	269.8	325.2
Noncontrolling interests	11.5	10.8
Total equity	281.3	336.0
Total liabilities and shareholder's equity	$1,457.6	$1,379.0
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of December 31, 2022 and presented in discontinued operations for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net sales	$1,492.9	$1,277.0	$1,152.1
Cost of sales	1,282.4	1,099.1	986.8
Selling, general and administrative expenses	161.5	154.8	139.6
Restructuring and other special charges	17.3	20.4	6.6
Gains on sales of assets, net	(2.4)	(14.7)	—
Operating income	34.1	17.4	19.1
Other components of pension income and other postretirement benefits expense, net	11.1	9.7	7.3
Interest expense, net	(33.8)	(27.1)	(27.7)
Income from continuing operations before income taxes	11.4	—	(1.3)
Income tax benefit	0.7	1.5	1.3
Income from continuing operations	12.1	1.5	—
(Income) loss attributable to noncontrolling interest	(1.3)	1.2	0.3
Income from continuing operations attributable to ParkOhio common shareholder	10.8	2.7	0.3
Loss from discontinued operations attributable to ParkOhio common shareholder	(24.3)	(25.9)	(4.3)
Net loss attributable to ParkOhio common shareholder	$(13.5)	$(23.2)	$(4.0)

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net loss attributable to ParkOhio common shareholder before noncontrolling interest	$(12.2)	$(24.4)	$(4.3)
Other comprehensive (loss) income:
Currency translation	(19.9)	(10.0)	14.1
Pensions and other postretirement benefits, net of tax	(22.7)	8.9	4.8
Total other comprehensive (loss) income	(42.6)	(1.1)	18.9
Total comprehensive (loss) income, net of tax	(54.8)	(25.5)	14.6
Comprehensive (income) loss attributable to noncontrolling interest	(1.3)	1.2	0.3
Comprehensive (loss) income attributable to ParkOhio common shareholder	$(56.1)	$(24.3)	$14.9

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2020	—	$127.3	$253.4	$(37.0)	$14.1	$357.8
Other comprehensive (loss) income	—	—	(4.0)	18.9	(0.3)	14.6
Stock-based compensation	—	6.1	—	—	—	6.1
Dividend paid to parent	—	—	(11.5)	—	—	(11.5)
Balance at December 31, 2020	—	133.4	237.9	(18.1)	13.8	367.0
Other comprehensive loss	—	—	(23.2)	(1.1)	(1.2)	(25.5)
Stock-based compensation	—	6.5	—	—	—	6.5
Dividend paid to parent	—	—	(8.0)	—	—	(8.0)
Dividends	—	—	—	—	(0.7)	(0.7)
Increase in Park-Ohio ownership interest	—	1.1	—	—	(1.1)	—
Other	—	(3.3)	—	—	—	(3.3)
Balance at December 31, 2021	—	137.7	206.7	(19.2)	10.8	336.0
Other comprehensive (loss) income	—	—	(13.5)	(42.6)	1.3	(54.8)
Stock-based compensation	—	7.2	—	—	—	7.2
Dividend paid to parent	—	—	(6.5)	—	—	(6.5)
Dividends	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2022	$—	$144.9	$186.7	$(61.8)	$11.5	$281.3

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES FROM CONTINUED OPERATIONS	(In millions)
Income from continuing operations	$12.1	$1.5	$—
Adjustments to reconcile income from continuing operations to net cash (used) provided by operating activities from continued operations:
Depreciation and amortization	30.1	30.4	28.2
Stock-based compensation	7.2	6.5	6.1
Gains on sales of assets, net	(2.4)	(14.7)	—
Deferred income taxes	(8.3)	(6.5)	6.9
Changes in operating assets and liabilities:
Accounts receivable	(23.2)	(3.4)	14.0
Inventories	(56.0)	(55.1)	14.7
Prepaid and other current assets	(11.0)	1.1	(6.8)
Accounts payable and accrued expenses	33.1	37.4	(3.8)
Other	(9.4)	(12.2)	(2.0)
Net cash (used) provided by operating activities from continued operations	(27.8)	(15.0)	57.3
INVESTING ACTIVITIES FROM CONTINUED OPERATIONS
Purchases of property, plant and equipment	(26.9)	(22.3)	(20.3)
Proceeds from sales of assets	9.5	20.3	1.4
Business acquisitions, net of cash acquired	(23.3)	(5.4)	—
Net cash used by investing activities from continued operations	(40.7)	(7.4)	(18.9)
FINANCING ACTIVITIES FROM CONTINUED OPERATIONS
Proceeds from (payments on) revolving credit facility, net	64.8	77.6	(29.3)
Payments on term loans and other debt	(3.6)	(6.3)	(13.0)
Proceeds from other long-term debt	3.5	2.3	5.5
Proceeds from (payments on) finance lease facilities, net	8.5	(0.3)	3.9
Proceeds from third-party financing arrangement	20.0	—	—
Dividend paid to parent	(6.5)	(8.0)	(11.5)
Dividends	(0.6)	(0.7)	—
Net cash provided (used) by financing activities from continued operations	86.1	64.6	(44.4)
DISCONTINUED OPERATIONS[1]:
Total (used) provided by operating activities	(1.0)	(31.1)	10.7
Total used by investing activities	(4.8)	(8.8)	(6.0)
Total used by financing activities	(3.4)	(0.9)	(2.5)
(Decrease) increase in cash and cash equivalents from discontinued operations	(9.2)	(40.8)	2.2
Effect of exchange rate changes on cash	(4.0)	(1.3)	1.9
Increase (decrease) in cash and cash equivalents	4.4	0.1	(1.9)
Cash and cash equivalents at beginning of year	44.9	44.8	46.7
Cash and cash equivalents at end of year	$49.3	$44.9	$44.8
Income taxes paid (received), net	$10.7	$(1.0)	$5.5
Interest paid	$34.5	$28.8	$28.3
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of December 31, 2022 and presented in discontinued operations for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation: Park-Ohio Industries, Inc. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financings with unconsolidated entities or other persons, other than the letters of credits disclosed in Note 9. The Company leases certain real properties owned by related parties as described in Note 13. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.
Discontinued Operations:     During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. Unless otherwise indicated, amounts and activity in this Annual Report are presented on a continuing operations basis. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information.
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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts was $3.8 million and $5.2 million at December 31, 2022 and 2021, respectively. The Company’s policy is to measure expected credit losses on accounts receivable based on historical experience, current conditions and reasonable forecasts. During 2022 and 2021, we sold, without recourse, $131.3 million and $102.3 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $1.0 million and $0.4 million in 2022 and 2021, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Operations.

Inventories:    Inventories are valued using first-in, first-out or the weighted-average inventory method and stated at the lower of cost or net realizable value.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Major Classes of Inventories	December 31, 2022	December 31, 2021
Raw materials and supplies	$105.0	$100.8
Work in process	42.9	41.0
Finished goods	258.6	210.6
Inventories, net	$406.5	$352.4

Other Inventory Items
Inventory reserves	$(38.5)	$(37.5)
Consigned inventory	$11.5	$10.6

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

The following table summarizes property, plant and equipment:

	December 31, 2022	December 31, 2021
Land and land improvements	$9.0	$9.4
Buildings	59.8	61.8
Machinery and equipment	338.8	341.7
Leased property under finance leases	28.3	15.2
Total property, plant and equipment	435.9	428.1
Less: Accumulated depreciation	255.2	249.2
Property, plant and equipment, net	$180.7	$178.9

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$23.5	$23.5	$23.9

Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350,“Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets of each reporting unit, including goodwill and intangible assets, compared to its fair value. Our reporting units have been identified one level below the operating segment level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment related to continuing operations. To determine fair value for goodwill testing purposes, the Company uses an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital. To determine fair value for indefinite-lived intangibles testing, the Company uses a relief-of-royalty method.

See Notes 7 and 8 for additional disclosures about goodwill and indefinite-lived intangibles.

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

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 9) approximate fair value at December 31, 2022 and December 31, 2021 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 9 and Note 14, respectively.

The Company has not changed its valuation techniques for measuring fair value during 2022, and there were no transfers between levels during the periods presented.
Pensions: We account for our pensions in accordance with ASC Topic 715, "Compensation — Retirement Benefits." Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over an average employee future service period. Refer to Note 14 for more information.

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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current period expense. The impact of GILTI at December 31, 2022 and 2021 was tax expense of $1.8 million and $1.4 million, respectively.

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

Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

specific customers, historical trends, current conditions and reasonable forecasts. As of December 31, 2022, the Company had uncollateralized receivables with five customers in the automotive industry, each with several locations, aggregating $28.1 million, which represented approximately 11% of the Company’s trade accounts receivable. During 2022, sales to these customers amounted to approximately $218.5 million, which represented approximately 15% of the Company’s net sales.

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

Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$7.2	$6.4	$6.4
Claims paid during the year	(2.3)	(1.9)	(2.5)
Warranty expense	1.0	3.1	2.1
Foreign currency translation	(0.7)	(0.4)	0.4
Balance at December 31	$5.2	$7.2	$6.4

Accounting Standards Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which was issued in response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. However, the relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. As of December 31, 2022, the Company utilizes ongoing reference rates, including the Euro Interbank Offered Rate; the change from LIBOR had no impact on the financial statements of the Company. All loan agreements that previously utilized LIBOR have been updated to utilize an ongoing reference rate.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 16% of the Company's total consolidated sales for the year ended December 31, 2022. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $52.6 million and $51.7 million at December 31, 2022 and December 31, 2021, respectively, are recorded as Deferred revenue in the Consolidated Balance Sheets.

For over time arrangements, contract assets relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $56.7 million and $55.0 million at December 31, 2022 and December 31, 2021, respectively, are recorded as Unbilled contract revenue in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2022	2021	2020
PRODUCT LINE
Supply Technologies	$615.6	$539.5	$444.8
Engineered specialty fasteners and other products	95.9	80.0	65.3
Supply Technologies Segment	711.5	619.5	510.1

Fuel, rubber and plastic products	388.8	321.5	298.4
Assembly Components Segment[1]	388.8	321.5	298.4

Industrial equipment	277.3	247.0	238.2
Forged and machined products	115.3	89.0	105.4
Engineered Products Segment	392.6	336.0	343.6

Total revenues	$1,492.9	$1,277.0	$1,152.1
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of December 31, 2022 and presented in discontinued operations for all periods presented. The Aluminum Products business unit was previously included in our Assembly Components segment.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2022
GEOGRAPHIC REGION
United States	$432.8	$282.1	$222.2	$937.1
Europe	126.1	16.4	64.9	207.4
Asia	67.1	21.9	60.2	149.2
Mexico	69.4	37.7	15.7	122.8
Canada	12.4	27.5	21.4	61.3
Other	3.7	3.2	8.2	15.1
Total	$711.5	$388.8	$392.6	$1,492.9

Year Ended December 31, 2021
GEOGRAPHIC REGION
United States	$370.3	$207.9	$173.3	$751.5
Europe	114.0	13.8	64.5	192.3
Asia	58.1	26.2	51.8	136.1
Mexico	62.4	48.0	17.6	128.0
Canada	11.5	24.1	18.7	54.3
Other	3.2	1.5	10.1	14.8
Total	$619.5	$321.5	$336.0	$1,277.0

Year Ended December 31, 2020
GEOGRAPHIC REGION
United States	$314.0	$198.5	$179.1	$691.6
Europe	83.8	12.7	64.5	161.0
Asia	43.3	29.6	59.3	132.2
Mexico	55.4	27.3	9.8	92.5
Canada	9.8	28.9	19.2	57.9
Other	3.8	1.4	11.7	16.9
Total	$510.1	$298.4	$343.6	$1,152.1

NOTE 3 — Segments
The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. During the fourth quarter of 2022, we determined that the Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. The Aluminum Products business was previously reported in the Company’s Assembly Components segment and now is shown as discontinued operations for all periods presented.
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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Results by business segment were as follows:

	Year Ended December 31,
	2022	2021	2020
Net sales:
Supply Technologies	$711.5	$619.5	$510.1
Assembly Components	388.8	321.5	298.4
Engineered Products	392.6	336.0	343.6
	$1,492.9	$1,277.0	$1,152.1
Segment operating (loss) income:
Supply Technologies	$45.7	$42.8	$30.2
Assembly Components	1.1	(2.6)	10.9
Engineered Products	14.8	(12.2)	3.5
Total segment operating income	61.6	28.0	44.6
Corporate costs	(29.9)	(25.3)	(25.5)
Gains on sales of assets, net	2.4	14.7	—
Operating income	34.1	17.4	19.1
Other components of pension income and other postretirement benefits expense, net	11.1	9.7	7.3
Interest expense, net	(33.8)	(27.1)	(27.7)
Income (loss) from continuing operations before income taxes	$11.4	$—	$(1.3)

	Year Ended December 31,
	2022	2021	2020
Capital expenditures:
Supply Technologies	$3.4	$4.1	$6.5
Assembly Components	8.2	7.6	7.1
Engineered Products	15.2	10.4	6.5
Corporate	0.1	0.2	0.2
	$26.9	$22.3	$20.3
Depreciation and amortization expense:
Supply Technologies	$6.0	$5.5	$5.1
Assembly Components	13.7	14.7	13.1
Engineered Products	10.1	10.2	9.6
Corporate	0.3	—	0.4
	$30.1	$30.4	$28.2
Identifiable assets:
Supply Technologies	$465.7	$398.5	$347.6
Assembly Components	306.1	310.6	297.5
Engineered Products	436.9	414.9	439.7
Corporate	141.7	132.9	128.9
Assets held-for-sale by discontinued operations	107.2	122.1	103.6
	$1,457.6	$1,379.0	$1,317.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2022, 2021 and 2020, approximately 71%, 71% and 70%, respectively, of the Company’s assets (including assets held-for-sale) were located in the United States.

NOTE 4 — Discontinued Operations

A business is classified as held-for-sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and certain other criteria of ASC 360 are met. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. A business held-for-sale is classified as discontinued operations if the disposal group is a component of an entity; the component of an entity meets the held-for-sale criteria of ASC 360; and disposal of the component of an entity represents a strategic shift that will have a major effect on the entity's operations and financial results.
During the fourth quarter of 2022, the Company determined that the Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities and the operating results of Aluminum Products in discontinued operations for all periods presented in this Annual Report. The Aluminum Products business was previously reported in the Company’s Assembly Components segment until meeting the discontinued operations criteria. See Note 9 for discussion of the entry into a memorandum of understanding (the “MOU”) related to the potential sale of this business.

	Year Ended December 31,
	2022	2021	2020
Net sales	$210.4	$161.0	$143.1
Cost of sales	220.0	169.3	135.7
Selling, general and administrative	14.2	11.5	10.2
Restructuring and other special charges	3.9	4.0	—
Goodwill impairment	—	4.6	—
Operating loss	(27.7)	(28.4)	(2.8)
Interest expense[1]	(2.8)	(3.0)	(2.7)
Loss from operation of discontinued operations	(30.5)	(31.4)	(5.5)
Loss on classification as held-for-sale	(1.8)	—	—
Income tax benefit	8.0	5.5	1.2
Loss from discontinued operations, net of tax	$(24.3)	$(25.9)	$(4.3)
(1) - Interest expense includes an allocation of interest that is not directly attributable to our Aluminum Products business, totaling $2.5 million, $2.6 million and $2.3 million in 2022, 2021 and 2020, respectively.
The following represents the details of assets and liabilities held-for-sale in each period:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	December 31, 2022	December 31, 2021
	(In millions, except share data)
ASSETS
Current assets:
Accounts receivable, net	$24.9	$31.7
Inventories, net	30.2	30.5
Other current assets	1.2	3.0
Current assets held-for-sale[1]	56.3	65.2

Property, plant and equipment, net	46.1	49.9
Operating lease right-of-use assets	4.8	7.0
Long-term assets held-for-sale[1]	50.9	56.9

Total assets held-for-sale	$107.2	$122.1
LIABILITIES
Current liabilities:
Trade accounts payable	$22.8	$15.7
Current portion of finance lease liabilities	2.4	4.4
Current portion of operating lease liabilities	2.3	2.2
Other accrued expenses	10.7	10.6
Current liabilities held-for-sale[1]	$38.2	$32.9

Long-term liabilities, less current portion:
Long-term finance lease liabilities	3.1	4.6
Long-term operating lease liabilities	2.5	4.8
Long-term liabilities held-for-sale[1]	5.6	9.4

Total liabilities held-for-sale	$43.8	$42.3

(1) - We reasonably expect to finalize the sale of the Aluminum Products business within one year from the December 31, 2022 balance sheet date, and therefore we have presented all assets and liabilities held-for-sale as current as of that date.

NOTE 5 — Plant Closure and Consolidation

During 2022, 2021 and 2020, the Company incurred the following expenses related to plant closure and consolidation in connection with its profit-improvement actions across the businesses.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Facility Related Costs	Severance and Other	Total
2022:
Assembly Components	$5.6	$—	$5.6
Engineered Products	8.2	0.2	8.4
Total	$13.8	$0.2	$14.0

2021:
Assembly Components	$3.8	$—	$3.8
Engineered Products	10.8	0.9	11.7
Total	$14.6	$0.9	$15.5

2020:
Assembly Components	$3.2	$0.9	$4.1
Engineered Products	1.2	1.0	2.2
Total	$4.4	$1.9	$6.3

The actions in the Assembly Components segment were primarily in connection with actions taken to close and consolidate its extrusion operations in Tennessee and its fuel operations in Michigan, to relocate certain production to lower-cost facilities with open capacity, and to complete other cost-reduction actions.

The actions in the Engineered Product segment were primarily in connection with plant closure and consolidation of multiple locations, and to complete other cost-reduction actions in this segment.

The Company expects to incur expenses of approximately $2.0 million to $3.0 million in 2023 in connection with its plant closure and consolidation activities.

In connection with the above actions, the Company sold certain real estate for cash proceeds and gains on sales as follows. Gains are recorded on a separate line in the Consolidated Statements of Operations and are excluded from segment operating income.

	Cash Proceeds from Sales of Assets	Net Book Value	Gains on Sales of Assets
2022	$9.5	$7.1	$2.4
2021	$20.3	$5.6	$14.7
2020	$1.4	$1.4	$—

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

The allocation of the purchase price of Charter was finalized in 2022 and is summarized as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

(In millions)
Accounts receivable	$2.6
Inventories	3.0
Property, plant and equipment	4.3
Other current assets	0.9
Accounts payable and accrued expenses	(1.5)
Total purchase price	$9.3

The Company paid $6.0 million for Charter in 2022 and is scheduled to pay the remaining balance throughout 2023 and 2024.

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

The allocation of the purchase price of Southern Fasteners was finalized in 2022 and is summarized as follows (including the $2.0 million of notes payable to the seller):

(In millions)
Accounts receivable	$3.3
Inventories	5.0
Property, plant and equipment	0.4
Other current assets	0.3
Intangible assets	6.0
Goodwill	6.2
Accounts payable and accrued expenses	(2.5)
Total purchase price (including notes payable to seller of $2.0 million)	$18.7

In 2021, the Company acquired NYK Component Solutions Limited (“NYK”). NYK, which is included in our Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

At closing, the Company paid $5.4 million in cash, net of cash acquired. In addition, the purchase agreement stipulates potential contingent consideration of up to an additional $1.8 million based on earnings before interest, taxes, depreciation and amortization during the two years following the acquisition date. The Company paid $0.6 million during 2022, which is included in Business Acquisitions in the Consolidated Statements of Cash Flows. As of December 31, 2022, the Company expects to pay an additional $1.2 million of the contingent consideration to the seller in 2023.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2021	$15.1	$51.5	$39.7	$106.3
Acquisition	1.5	—	—	1.5
Foreign currency translation	(0.3)	—	(1.5)	(1.8)
Balance at December 31, 2021	16.3	51.5	38.2	106.0
Acquisitions	6.2	—	—	6.2
Foreign currency translation	(1.4)	(0.2)	(1.7)	(3.3)
Balance at December 31, 2022	$21.1	$51.3	$36.5	$108.9

NOTE 8 — Other Intangible Assets

		December 31, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	8.6	$93.8	$55.2	$38.6	$90.4	$50.0	$40.4
Indefinite-lived tradenames	*	25.7	*	25.7	24.7	*	24.7
Technology	12.5	22.4	8.8	13.6	23.1	7.6	15.5
Other	4.9	4.8	4.0	0.8	4.9	3.8	1.1
Total		$146.7	$68.0	$78.7	$143.1	$61.4	$81.7

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets as follows:

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$6.6	$6.9	$6.2

We estimate amortization expense for the five years subsequent to 2022 as follows:

2023	$6.7
2024	$6.5
2025	$6.5
2026	$6.1
2027	$6.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2022	December 31, 2022	December 31, 2021
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	November 26, 2024	5.40%	285.3	221.1
Finance leases	Various	Various	18.5	8.5
Other	Various	Various	15.3	17.5
Total debt			669.1	597.1
Less: Current portion of long-term debt and short-term debt			(10.9)	(6.3)
Less: Unamortized debt issuance costs			(3.1)	(3.9)
Total long-term debt, net			$655.1	$586.9
In addition to debt listed above, on December 30, 2022, the Company entered into the MOU with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the successful completion of a definitive purchase agreement and other customary conditions. In connection with the MOU, the Company also entered into a financing arrangement with the third party pursuant to which the Company received a portion of the estimated purchase price of the Aluminum Products business, including $20.0 million of cash and a promissory note in the principal amount of $25.0 million, and recorded a financing arrangement liability of $45.0 million. The Company used the $20.0 million from this financing arrangement to repay indebtedness under its revolving credit facility. If a definitive purchase agreement between the parties is not entered into or the sale is not successfully consummated, the promissory note will be cancelled and the Company will repay the third party $20.0 million, less a $0.8 million break-up fee.
ParkOhio's Seventh Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, ParkOhio has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on November 16, 2024. As of December 31, 2022, we had borrowing availability of $102.3 million under the Credit Agreement

In April 2017, ParkOhio completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, and the Notes mature on April 15, 2027. The Notes are unsecured senior obligations of ParkOhio and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of ParkOhio.

On August 13, 2015, the Company entered into a finance lease agreement (the “Lease Agreement”). The Lease Agreement provides the Company up to $50.0 million for finance leases. Finance lease obligations of $5.1 million were borrowed under the Lease Agreement as of December 31, 2022 to acquire machinery and equipment. See Note 13 for additional disclosures about finance leases. As of December 31, 2022, the Company had additional finance leases totaling $13.4 million.

On October 21, 2015, the Company, through its subsidiary, Southwest Steel Processing LLC, entered into a financing agreement with the Arkansas Development Finance Authority. The agreement provides the Company the ability to borrow up to $11.0 million for expansion of its manufacturing facility in Arkansas. The loan matures in September 2025. The Company has borrowed $4.3 million under this agreement as of December 31, 2022.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2022 and 2021. The fair value was estimated using quoted market prices.

	December 31, 2022	December 31, 2021
Carrying amount	$350.0	$350.0
Fair value	$227.5	$337.6

Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2022 are as follows:

2023	$6.6
2024	$288.5
2025	$3.0
2026	$1.0
2027	$350.4

Foreign subsidiaries of the Company had $10.9 million of borrowings at December 31, 2022 and $9.8 million at December 31, 2021.
We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $41.0 million at December 31, 2022 and $39.7 million at December 31, 2021.

The weighted average interest rate on all debt was approximately 5.1% in 2022, 4.8% in 2021 and 5.0% in 2020.

NOTE 10 — Income Taxes

(Loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$(20.6)	$(25.7)	$(21.7)
Outside the United States	32.0	25.7	20.4
	$11.4	$—	$(1.3)
Income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current (benefit) expense:
Federal	$(1.6)	$(4.7)	$(16.0)
State	(0.2)	0.3	0.4
Foreign	9.4	9.4	7.4
	7.6	5.0	(8.2)
Deferred expense (benefit):
Federal	(8.0)	(6.6)	7.3
State	0.8	(0.6)	(0.1)
Foreign	(1.1)	0.7	(0.3)
	(8.3)	(6.5)	6.9
Income tax benefit	$(0.7)	$(1.5)	$(1.3)

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

In 2022, the Company completed a research and development tax credit study for the current year as well as US tax years open under statute. The completed study resulted in additional research and development tax credit benefits being recorded in the current year.

A reconciliation of income tax expense (benefit) computed by applying the statutory federal income tax rate to income tax benefit as recorded is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at U.S. statutory rate	$2.3	$(0.1)	$(0.3)
Effect of state income taxes, net	0.3	(0.3)	(0.3)
Effect of foreign operations	3.0	1.9	1.5
Valuation allowance	0.8	(0.1)	0.6
Uncertain tax positions	0.4	(0.3)	(1.0)
Non-deductible items	(0.2)	0.9	1.5
Equity compensation	1.4	0.6	0.6
CARES Act NOL carryback	—	(3.1)	(5.3)
Foreign tax credit	(4.1)	(1.4)	(0.8)
Other tax credits	(5.6)	(0.4)	(0.3)
GILTI	1.8	1.4	1.8
FDII	(0.2)	—	—
Other, net	(0.6)	(0.6)	0.7
Income tax benefit as recorded	$(0.7)	$(1.5)	$(1.3)

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
Deferred income tax assets:
Postretirement benefit obligation	$0.4	$0.5
Inventory	12.8	8.4
Net operating loss and credit carryforwards	17.8	15.4
Operating lease liabilities	13.3	14.1
Compensation	2.3	3.4
Capitalized research and development expenditures	10.8	—
Disallowed interest	7.9	4.9
Other	3.6	4.5
Total deferred income tax assets	68.9	51.2
Deferred income tax liabilities:
Depreciation	19.3	20.6
Pension	14.1	18.8
Intangible assets	16.2	17.3
Lease right-of-use assets	13.3	14.0
Other	3.1	2.0
Total deferred income tax liabilities	66.0	72.7
Net deferred income tax assets (liabilities) prior to valuation allowances	2.9	(21.5)
Valuation allowances	(8.6)	(6.1)
Net deferred income tax liability	$(5.7)	$(27.6)

At December 31, 2022, the Company has U.S., state and foreign net operating loss carryforwards as well as U.S. foreign tax credit carryforwards and research and development tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $32.5 million, of which $14.7 million expires between 2023 and 2042 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $3.3 million, of which, $2.9 million expires between 2023 and 2042 and the remainder has no expiration date. The Company also has a non-consolidated U.S. net operating loss carryforward of $0.5 million that expires between 2034 and 2037. The Company has recorded a valuation allowance of $6.2 million against these net operating loss carryforwards in jurisdictions where those losses are not expected to be realized. The foreign tax credit carryforward is $1.8 million and expires between 2030 and 2032. The foreign tax credit carryforward has a full valuation allowance as the Company is not expected to generate sufficient foreign source income to utilize the credit before expiration. The U.S. research and development tax credit carryforward is $2.5 million and expires between 2041 and 2042.

As of December 31, 2022 and 2021, the Company was in a cumulative three-year loss position. The Company has determined that it was more likely than not that its U.S. deferred tax assets will be realized, except for the foreign tax credit as noted above. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Unrecognized Tax Benefit — January 1	$1.0	$2.1	$3.7
Gross Increases to Tax Positions Related to Prior Years	0.3	—	0.1
Gross Decreases to Tax Positions Related to Prior Years	—	—	(0.5)
Gross Decreases related to settlements with taxing authorities	—	(0.1)	—
Expiration of Statute of Limitations	(0.5)	(1.0)	(1.2)
Unrecognized Tax Benefit — December 31	$0.8	$1.0	$2.1
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.1 million at both December 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022 and 2021, the Company recognized a tax benefit of approximately $0.1 million in both years in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.1 million for the payment of interest and penalties accrued at both December 31, 2022 and 2021. It is reasonably possible that, within the next twelve months the amount of gross unrecognized tax benefits could be reduced by approximately $0.4 million as a result of the closure of tax statutes related to existing uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2014 through 2022 remain open for examination by the Internal Revenue Service and 2007 through 2022 remain open for examination by various state and foreign taxing authorities.

As of December 31, 2022, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $252.1 million. Because $135.9 million of such earnings have previously been subject to the one-time transition taxes required by the U.S. Tax Cuts and Jobs Act (the “TCJA”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

NOTE 11 — Stock-Based Compensation

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

A summary of Holdings' time-based and performance-based activity for the year ended December 31, 2022 is as follows:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	655,093	$24.62	50,000	$32.55
Granted(a)	342,622	15.97	1,333	13.88
Vested	(264,224)	24.66	(1,333)	13.88
Cancelled or expired	(17,249)	22.08	—	—
Outstanding — end of year	716,242	$20.53	50,000	$32.55
(a) Included in the granted amount are 12,500 restricted share units

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company recognized compensation expense of $7.2 million, $6.5 million and $6.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, relating to time-based awards and performance-based awards.
The 50,000 share performance-based award in 2019 relates to a five-year cumulative profit target through 2023. Through December 31, 2022, no compensation expense was recognized as achievement of the performance target is deemed not probable.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2022, 2021 and 2020 was $6.5 million, $6.7 million and $6.4 million, respectively.

As of December 31, 2022, the Company had unrecognized compensation expense of $8.1 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.8 years.

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

In addition to the routine claims, suits, investigations and proceedings and asserted claims noted above, we are also a co-defendant in approximately 112 cases asserting claims on behalf of approximately 162 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

NOTE 13 - Lease Arrangements

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

During 2022, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $12.2 million.

Balance Sheet as of December 31, 2022 and 2021

	Classification on the Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$54.7	$56.4
Finance lease assets	Property, plant and equipment, net	23.3	9.4
Total lease assets		$78.0	$65.8

Liabilities
Current
Operating	Current portion of operating lease liabilities	$11.2	$10.6
Finance	Current portion of long-term debt and short-term debt	4.3	2.5
Noncurrent
Operating	Long-term operating lease liabilities	43.7	45.9
Finance	Long-term debt	14.2	6.0
Total lease liabilities		$73.4	$65.0

Weighted-average remaining lease term (in years)
Operating leases		6.2	6.7
Finance leases		5.6	2.1
Weighted-average discount rate
Operating leases		5.8%	6.0%
Finance leases		5.6%	2.1%

Lease Expense for 2022, 2021 and 2020

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2022	2021	2020
Finance lease expense
Amortization of right-of-use assets	$3.2	$1.4	$1.7
Interest on lease liabilities	0.3	0.3	0.1
Operating lease expense	15.2	14.7	14.4
Other lease expense(1)	6.9	7.6	6.7
Total lease expense	$25.6	$24.0	$22.9

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Cash Flow Information for 2022, 2021 and 2020

	2022	2021	2020
Amounts included in the Consolidated Statements of Cash Flows:
Operating cash outflows for operating leases	$(14.5)	$(14.6)	$(14.5)
Operating cash outflows for finance leases	$(0.3)	$(0.3)	$(0.1)
Financing cash inflows (outflows) for finance leases	$8.5	$(0.3)	$3.9

Maturities of Lease Liabilities as of December 31, 2022, were as follows:

	Operating Leases	Finance Leases
2023	$13.6	$4.6
2024	12.3	3.9
2025	9.5	2.6
2026	7.3	2.1
2027	6.2	2.0
Thereafter	15.0	5.9
Total lease payments	63.9	21.1
Less: amount of lease payments representing interest	(9.0)	(2.6)
Total present value of future lease payments	$54.9	$18.5

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $3.3 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

NOTE 14 — Pensions and Postretirement Benefits

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

The Company's objectives for the pension plan are to monitor the funded ratio; create general investment goals with regard to acceptable risk and liquidity needs ensuring the long-term interests of participants and beneficiaries are considered; and manage risk by minimizing the short-term and long-term risk of actual expenses and contribution requirements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2022 and 2021:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$83.7	$86.5	$6.9	$7.9
Service cost	4.3	4.2	—	—
Interest cost	1.8	1.4	0.1	0.1
Actuarial gains	(15.8)	(2.5)	(0.8)	(0.5)
Benefits and expenses paid	(6.4)	(5.9)	(1.0)	(0.6)
Benefit obligation at end of year	$67.6	$83.7	$5.2	$6.9
Change in plan assets
Fair value of plan assets at beginning of year	$169.9	$161.3	$4.5	$—
Actual return on plan assets	(32.0)	19.6	0.1	—
Company contributions	—	—	—	5.1
Cash transfer to fund postretirement benefit payments	—	(5.1)	—	—
Benefits and expenses paid	(6.4)	(5.9)	(1.0)	(0.6)
Fair value of plan assets at end of year	$131.5	$169.9	$3.6	$4.5
Funded (underfunded) status of the plans	$63.9	$86.2	$(1.6)	$(2.4)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Pension assets	$63.9	$86.2	$—	$—
Other current liabilities	—	—	—	0.1
Other long-term liabilities	—	—	1.6	2.3
	$63.9	$86.2	$1.6	$2.4
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$39.9	$10.8	$2.4	$2.2
Net prior service cost	0.1	0.2	—	—
Accumulated other comprehensive loss	$40.0	$11.0	$2.4	$2.2

The pension plan weighted-average asset allocation at December 31, 2022 and 2021 and target allocation for 2023 are as follows:

		Plan Assets
	Target 2023	2022	2021
Asset Category
Equity securities	45-75%	56.0%	61.0%
Debt securities	15-35%	16.0%	17.0%
Other	0-25%	28.0%	22.0%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2022		2021
	Level 1	Total	Level 1	Total
Common stock	$24.3	$24.3	$32.4	$32.4
Equity securities	47.1	47.1	65.3	65.3
Foreign stock	4.9	4.9	7.8	7.8
U.S. Government obligations	6.9	6.9	8.9	8.9
Fixed income securities	4.0	4.0	6.4	6.4
Corporate bonds	10.5	10.5	14.9	14.9
Cash and cash equivalents	7.7	7.7	6.8	6.8
Total	$105.4		$142.5
Investments measured at net asset value:
Common collective trusts		7.1		5.8
Hedge funds		22.6		26.1
Postretirement benefit assets		(3.6)		(4.5)
Total assets at fair value		$131.5		$169.9

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Assumptions used to determine benefit obligation at year-end
Discount rate	5.48%	2.80%	2.40%	5.41%	2.49%	1.95%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	7.00%	6.25%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2028	2028	2028
Assumptions used to determine expense
Discount rate for benefit obligations	2.80%	2.40%	3.22%	2.51%	2.04%	2.95%
Discount rate for service costs	2.85%	2.47%	3.25%	2.88%	2.44%	3.29%
Discount rate for interest costs	2.21%	1.66%	2.76%	1.96%	1.33%	2.56%
Expected return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	7.00%	6.25%	6.25%
Medical drug benefits rate increase	N/A	N/A	N/A	7.00%	6.25%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2028	2028	2028

In determining its expected return on plan assets assumption for the year ended December 31, 2022, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost
Service costs	$4.3	$4.2	$4.1	$—	$—	$—
Interest costs	1.8	1.4	2.1	0.1	0.1	0.2
Expected return on plan assets	(12.9)	(12.3)	(11.7)	(0.3)	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—
Recognized net actuarial loss	—	0.8	1.9	0.2	0.3	0.2
Benefit (income) costs	$(6.8)	$(5.9)	$(3.6)	$—	$0.4	$0.4
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss ("AOCI")
AOCI at beginning of year	$10.9	$21.5	$28.3	$2.2	$3.0	$2.6
Net (loss) gain arising during the year	—	(0.8)	(1.8)	(0.2)	(0.3)	(0.2)
Recognition of prior service credit	—	—	—	—	—	—
Recognition of actuarial (loss) gain	29.1	(9.8)	(5.0)	0.4	(0.5)	0.6
Total recognized in accumulated other comprehensive loss at end of year	$40.0	$10.9	$21.5	$2.4	$2.2	$3.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2023	$6.5	$0.8	$0.1	$0.7
2024	6.7	0.7	0.1	0.6
2025	6.6	0.7	0.1	0.6
2026	6.8	0.6	—	0.6
2027	6.9	0.5	—	0.5
2028 to 2032	32.9	2.5	0.2	2.3

The Company expects to make no contributions to its defined benefit plans in 2023 and beyond, as pension benefits are expected to be paid out of plan assets and postretirement benefits are paid directly by the Company.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Former CEO was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit of up to $0.4 million upon the Former CEO’s termination of employment with the Company. The Former CEO is fully vested in the SERP, which has a balance of $2.0 million as of December 31, 2022.

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2020	$(22.4)	$(14.6)	$(37.0)
Currency translation	14.1	—	14.1
Pension and OPEB activity, net of tax	—	4.8	4.8
Balance at December 31, 2020	(8.3)	(9.8)	(18.1)
Currency translation	(10.0)	—	(10.0)
Pension and OPEB activity, net of tax	—	8.9	8.9
Balance at December 31, 2021	(18.3)	(0.9)	(19.2)
Currency translation	(19.9)	—	(19.9)
Pension and OPEB activity, net of tax	—	(22.7)	(22.7)
Balance at December 31, 2022	$(38.2)	$(23.6)	$(61.8)

No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

Supplementary Financial Data

Schedule II

Park-Ohio Industries, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2022:
Allowances deducted from assets:
Trade receivable allowances	$5.2	1.9	(3.3)	(A)	$3.8
Inventory reserves	37.5	8.4	(7.4)	(B)	38.5
Tax valuation allowances	6.1	2.5	—		6.1
Year Ended December 31, 2021:
Allowances deducted from assets:
Trade receivable allowances	$5.1	3.0	(2.9)	(A)	$5.2
Inventory reserves	39.3	12.2	(14.0)	(B)	37.5
Tax valuation allowances	6.5	(0.4)	—		6.1
Year Ended December 31, 2020:
Allowances deducted from assets:
Trade receivable allowances	$4.5	3.0	(2.4)	(A)	$5.1
Inventory reserves	34.0	13.1	(7.8)	(B)	39.3
Tax valuation allowances	5.5	1.0	—		6.5
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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Management's assessment and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Charter or Southern Fasteners, which collectively constituted approximately 2% of total assets as of December 31, 2022 and 1% of total revenues for the year then ended. Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services [OPEN]

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$2,025,000	$1,714,600
Audit-Related Fees	—	—
Tax Fees	383,750	51,500
All Other Fees	5,000	5,000
Total	$2,413,750	$1,771,100

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

4.3
Amendment No. 1 to the Seventh Amended and Restated Credit Agreement, dated June 25, 2018, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp. filed on August 9, 2018, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.4
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

4.5
Amendment No. 3 to the Seventh Amended and Restated Credit Agreement, dated February 19, 2019, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.2 to the Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2022, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.6
Amendment No. 4 to the Seventh Amended and Restated Credit Agreement, dated November 26, 2019, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.3 to the Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2022, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.7
Amendment No. 5 to the Seventh Amended and Restated Credit Agreement, dated September 30, 2021, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.4 to the Form 10-Q of Park-Ohio Holdings Corp. filed on May 10, 2022, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof).

4.8
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

4.9
Amendment No. 7 to the Seventh Amended and Restated Credit Agreement, dated June 2, 2022, Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.1 to the Form 10-Q of Park-Ohio Holdings Corp. filed on August 3, 2022, SEC File No. 000-03134 and incorporated by reference and made a part hereof).

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

Date: March 16, 2023

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
Robert D. Vilsack, Chief Legal and Administrative Officer, Corporate Secretary