Form 10-Q
period 2023-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2023-11-02
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2023, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2023	December 31, 2022
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$41.0	$49.3
Accounts receivable, net	265.8	246.3
Inventories, net	404.2	406.5
Receivable from affiliates	33.3	31.1
Other current assets	140.9	113.9
Current assets held-for-sale - discontinued operations[1]	102.5	107.2
Total current assets	987.7	954.3
Property, plant and equipment, net	182.4	180.7
Operating lease right-of-use assets	46.8	54.7
Goodwill	108.8	108.9
Intangible assets, net	73.8	78.7
Other long-term assets	79.1	80.3
Total assets	$1,478.6	$1,457.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$202.1	$221.0
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	12.2	10.9
Current portion of operating lease liabilities	10.9	11.2
Accrued expenses and other	192.2	162.1
Current liabilities held-for-sale - discontinued operations[1]	34.4	43.8
Total current liabilities	459.0	456.2
Long-term liabilities, less current portion:
Long-term debt	659.1	655.1
Long-term operating lease liabilities	36.3	43.7
Other long-term liabilities	22.5	21.3
Total long-term liabilities	717.9	720.1
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	290.9	269.8
Noncontrolling interests	10.8	11.5
Total equity	301.7	281.3
Total liabilities and shareholder's equity	$1,478.6	$1,457.6

(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of September 30, 2023 and December 31, 2022 and presented in discontinued operations for all periods presented.

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net sales	$418.8	$383.8	$1,270.4	$1,111.3
Cost of sales	348.8	331.4	1,063.1	956.3
Selling, general and administrative expenses	43.0	36.4	135.2	116.7
Restructuring and other special charges	—	4.3	6.6	9.9
Gains on sales of assets	—	—	—	(2.9)
Operating income	27.0	11.7	65.5	31.3
Other components of pension income and other postretirement benefits expense, net	0.6	2.7	1.9	8.3
Interest expense, net	(11.7)	(9.0)	(33.7)	(23.7)
Income from continuing operations before income taxes	15.9	5.4	33.7	15.9
Income tax (expense) benefit	(3.8)	2.2	(8.5)	2.9
Income from continuing operations	12.1	7.6	25.2	18.8
Loss (income) attributable to noncontrolling interests	0.3	(0.4)	0.7	(1.1)
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	12.4	7.2	25.9	17.7
Loss from discontinued operations, net of tax (Note 5)	(1.4)	(4.4)	(4.8)	(7.4)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$11.0	$2.8	$21.1	$10.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$10.7	$3.2	$20.4	$11.4
Other comprehensive income (loss), net of tax:
Currency translation	(9.3)	(17.0)	(3.8)	(35.5)
Foreign currency forward contracts	(0.1)	—	(0.5)	0.5
Pension and other postretirement benefits	1.0	0.1	3.9	0.2
Total other comprehensive loss	(8.4)	(16.9)	(0.4)	(34.8)
Total comprehensive income (loss), net of tax	2.3	(13.7)	20.0	(23.4)
Comprehensive loss (income) attributable to noncontrolling interests	0.3	(0.4)	0.7	(1.1)
Comprehensive income (loss) attributable to Park-Ohio Industries, Inc. common shareholder	$2.6	$(14.1)	$20.7	$(24.5)

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2023	—	$144.9	$186.7	$(61.8)	$11.5	$281.3
Other comprehensive income	—	—	4.5	5.1	0.1	9.7
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2023	—	146.5	189.7	(56.7)	11.6	291.1
Other comprehensive income (loss)	—	—	5.6	2.9	(0.5)	8.0
Stock-based compensation expense	—	1.7	—	—	—	1.7
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at June 30, 2023	—	148.2	193.8	(53.8)	11.1	299.3
Other comprehensive income (loss)	—	—	11.0	(8.4)	(0.3)	2.3
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at September 30, 2023	—	$149.8	$203.3	$(62.2)	$10.8	$301.7

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2022	—	$137.7	$206.7	$(19.2)	$10.8	$336.0
Other comprehensive income (loss)	—	—	6.3	(3.1)	0.2	3.4
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2022	—	139.3	211.5	(22.3)	11.0	339.5
Other comprehensive income (loss)	—	—	1.2	(14.8)	0.5	(13.1)
Stock-based compensation expense	—	1.8	—	—	—	1.8
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2022	—	141.1	210.7	(37.1)	11.5	326.2
Other comprehensive income (loss)	—	—	2.8	(16.9)	0.4	(13.7)
Stock-based compensation expense	—	2.0	—	—	—	2.0
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Dividend	—	—	—	—	(0.6)	(0.6)
Balance at September 30, 2022	—	$143.1	$212.0	$(54.0)	$11.3	$312.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$25.2	$18.8
Adjustments to reconcile income from continuing operations to net cash used by operating activities from continuing operations:
Depreciation and amortization	23.4	22.7
Stock-based compensation expense	4.9	5.4
Gains on sales of assets	—	(2.9)
Changes in operating assets and liabilities:
Accounts receivable	(20.2)	(34.0)
Inventories	2.5	(51.2)
Prepaid and other current assets	(31.1)	(2.0)
Accounts payable and accrued expenses	14.3	23.6
Other	3.1	(8.3)
Net cash used in operating activities from continuing operations	22.1	(27.9)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(20.8)	(20.0)
Proceeds from sale of assets	0.6	4.0
Business acquisitions, net of cash acquired	(1.2)	(21.9)
Net cash used in investing activities from continuing operations	(21.4)	(37.9)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	1.4	90.0
Payments on other debt	(1.4)	(3.1)
Proceeds from other debt	5.1	2.7
Proceeds from (payments on) finance lease facilities, net	0.3	(2.0)
Contingent consideration payment related to prior acquisition	(2.1)	—
Dividends paid to Parent	(4.5)	(5.0)
Dividends	—	(0.6)
Net cash (used) provided by financing activities from continuing operations	(1.2)	82.0
DISCONTINUED OPERATIONS[1]:
Total used by operating activities	(3.4)	(4.4)
Total used by investing activities	(2.0)	(3.7)
Total used by financing activities	(1.9)	(2.5)
Decrease in cash and cash equivalents from discontinued operations	(7.3)	(10.6)
Effect of exchange rate changes on cash	(0.5)	(5.9)
Decrease in cash and cash equivalents	(8.3)	(0.3)
Cash and cash equivalents at beginning of period	49.3	44.9
Cash and cash equivalents at end of period	$41.0	$44.6

(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of September 30, 2023 and December 31, 2022 and presented in discontinued operations for all periods presented.

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

We determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria, as of December 31, 2022 and September 30, 2023. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Form 10-Q. Unless otherwise indicated, amounts and activity in this Form 10-Q are presented on a continuing operations basis. See Note 5, “Discontinued Operations,” in the Notes to Consolidated Financial Statements (Unaudited) for further information.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
PRODUCT LINE
Supply Technologies	$166.3	$159.1	$508.2	$459.5
Engineered specialty fasteners and other products	26.5	26.8	77.7	71.0
Supply Technologies Segment	192.8	185.9	585.9	530.5

Fuel, rubber and plastic products	108.4	101.0	330.8	294.3
Assembly Components Segment	108.4	101.0	330.8	294.3

Industrial equipment	81.4	67.3	253.9	201.1
Forged and machined products	36.2	29.6	99.8	85.4
Engineered Products Segment	117.6	96.9	353.7	286.5

Total revenues	$418.8	$383.8	$1,270.4	$1,111.3

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2023
GEOGRAPHIC REGION
United States	$117.7	$73.0	$64.2	$254.9
Europe	37.5	4.2	21.4	63.1
Asia	16.1	8.2	15.3	39.6
Mexico	17.4	13.4	3.0	33.8
Canada	2.9	8.2	10.3	21.4
Other	1.2	1.4	3.4	6.0
Total	$192.8	$108.4	$117.6	$418.8

Three Months Ended September 30, 2022
GEOGRAPHIC REGION
United States	$115.1	$73.0	$54.8	$242.9
Europe	29.2	3.7	19.7	52.6
Asia	18.4	6.4	14.1	38.9
Mexico	19.2	10.6	3.4	33.2
Canada	3.2	6.6	4.5	14.3
Other	0.8	0.7	0.4	1.9
Total	$185.9	$101.0	$96.9	$383.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2023
GEOGRAPHIC REGION
United States	$358.1	$236.8	$201.0	$795.9
Europe	115.1	13.3	51.9	180.3
Asia	46.5	20.1	51.2	117.8
Mexico	54.1	33.3	11.6	99.0
Canada	10.0	23.7	25.6	59.3
Other	2.1	3.6	12.4	18.1
Total	$585.9	$330.8	$353.7	$1,270.4

Nine Months Ended September 30, 2022
GEOGRAPHIC REGION
United States	$324.7	$214.8	$165.6	$705.1
Europe	91.8	12.2	50.2	154.2
Asia	50.2	15.8	39.1	105.1
Mexico	51.9	29.0	11.4	92.3
Canada	9.3	20.6	14.6	44.5
Other	2.6	1.9	5.6	10.1
Total	$530.5	$294.3	$286.5	$1,111.3

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $67.9 million and $52.6 million at September 30, 2023 and December 31, 2022, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $79.3 million and $56.7 million at September 30, 2023 and December 31, 2022, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
NET SALES OF CONTINUING OPERATIONS:
Supply Technologies	$192.8	$185.9	$585.9	$530.5
Assembly Components[1]	108.4	101.0	330.8	294.3
Engineered Products	117.6	96.9	353.7	286.5
	$418.8	$383.8	$1,270.4	$1,111.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Supply Technologies	$15.6	$10.7	$45.0	$35.4
Assembly Components[1]	11.2	2.6	26.9	0.7
Engineered Products	7.1	5.8	14.9	14.7
Total segment operating income	33.9	19.1	86.8	50.8
Corporate costs	(6.9)	(7.4)	(21.3)	(22.4)
Gains on sales of assets	—	—	—	2.9
Operating income	27.0	11.7	65.5	31.3
Other components of pension income and other postretirement benefits expense, net	0.6	2.7	1.9	8.3
Interest expense, net	(11.7)	(9.0)	(33.7)	(23.7)
Income from continuing operations before income taxes[1]	$15.9	$5.4	$33.7	$15.9
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which is held-for-sale as of September 30, 2023 and December 31, 2022 and presented in discontinued operations for all periods presented. Aluminum Products was previously included in our Assembly Components segment.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$45.4	$51.9	$137.7	$171.5
Cost of sales	41.6	52.8	129.6	165.5
Selling, general and administrative	4.9	3.3	12.5	10.6
Restructuring and other special charges	—	0.5	—	3.7
Operating loss	(1.1)	(4.7)	(4.4)	(8.3)
Interest expense[1]	(1.1)	(0.6)	(2.6)	(2.0)
Loss from operation of discontinued operations	(2.2)	(5.3)	(7.0)	(10.3)
Income tax benefit	0.8	0.9	2.2	2.9
Loss from discontinued operations, net of tax	$(1.4)	$(4.4)	$(4.8)	$(7.4)
(1) - Interest expense includes an allocation of interest that is not directly attributable to our Aluminum Products business. The allocations were $1.0 million and $0.5 million in the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $1.7 million in the nine months ended September 30, 2023 and 2022, respectively.
The following represents the details of assets and liabilities held-for-sale in each period:

	September 30, 2023	December 31, 2022
	(In millions, except share data)
ASSETS
Current assets:
Accounts receivable, net	$29.2	$24.9
Inventories, net	20.5	30.2
Other current assets	1.8	1.2
Current assets held-for-sale[1]	51.5	56.3

Property, plant and equipment, net	47.9	46.1
Operating lease right-of-use assets	3.1	4.8
Long-term assets held-for-sale[1]	51.0	50.9

Total assets held-for-sale	$102.5	$107.2
LIABILITIES
Current liabilities:
Trade accounts payable	$19.9	$22.8
Current portion of finance lease liabilities	1.7	2.4
Current portion of operating lease liabilities	1.4	2.3
Other accrued expenses	7.7	10.7
Current liabilities held-for-sale[1]	$30.7	$38.2

Long-term liabilities, less current portion:
Long-term finance lease liabilities	2.0	3.1
Long-term operating lease liabilities	1.7	2.5
Long-term liabilities held-for-sale[1]	3.7	5.6

Total liabilities held-for-sale	$34.4	$43.8

(1) - We reasonably expect to finalize the sale of the Aluminum Products business in the next twelve months, and therefore we have presented all assets and liabilities held-for-sale as current in the Condensed Consolidated Balance Sheet.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

NOTE 6 — Plant Closure and Consolidation
During the three and nine months ended September 30, 2023 and 2022, the Company incurred the following expenses related to plant closure and consolidation in connection with its profit-improvement actions across its segments. These charges are included in Restructuring and other special charges in the Condensed Consolidated Statements of Income.

	Facility-Related Costs	Severance and Other	Total
Three months ended September 30, 2023:
Assembly Components	$—	$—	$—
Engineered Products	—	—	—
Total	$—	$—	$—

Three months ended September 30, 2022:
Assembly Components	$1.2	$—	$1.2
Engineered Products	1.4	—	1.4
Total	$2.6	$—	$2.6

	Facility-Related Costs	Severance and Other	Total
Nine months ended September 30, 2023:
Assembly Components	$0.5	$—	$0.5
Engineered Products	2.7	1.9	4.6
Total	$3.2	$1.9	$5.1

Nine months ended September 30, 2022:
Assembly Components	$4.2	$—	$4.2
Engineered Products	2.7	0.1	2.8
Total	$6.9	$0.1	$7.0

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

As of September 30, 2023, the Company was substantially complete with these actions.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

NOTE 7 — Inventories

Inventories, net consist of the following:

	September 30, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$103.8	$105.0
Work-in-process	52.6	42.9
Finished goods	247.8	258.6
Inventories, net	$404.2	$406.5

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Beginning balance	$5.8	$6.4	$5.2	$7.2
Claims paid	(0.4)	(0.5)	(1.7)	(1.3)
Warranty expense	0.1	0.1	2.4	0.6
Foreign currency translation	(0.3)	(0.3)	(0.7)	(0.8)
Ending balance	$5.2	$5.7	$5.2	$5.7

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended September 30, 2023, income tax expense was $3.8 million on pre-tax income from continuing operations of $15.9 million, representing an effective income tax rate of 24%. In the three months ended September 30, 2022, income tax benefit was $2.2 million on pre-tax income of $5.4 million. The benefit in 2022 included a discrete tax benefit of $2.7 million related to various tax credits and a reduction to the Global Intangible Low-Taxed Income (“GILTI”) inclusion.

In the nine months ended September 30, 2023, income tax expense was $8.5 million on pre-tax income from continuing operations of $33.7 million, representing an effective income tax rate of 25%. In the nine months ended September 30, 2022, income tax benefit was $2.9 million on pre-tax income of $15.9 million. The benefit in 2022 included a discrete tax benefit of $5.9 million related to various tax credits and a reduction to the GILTI inclusion.

NOTE 10 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2023	September 30, 2023	December 31, 2022
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	7.17%	286.8	285.3
Finance Leases	Various	Various	18.8	18.5
Other	Various	Various	18.8	15.3
Total debt			674.4	669.1
Less: Current portion of long-term debt and short-term debt			(12.2)	(10.9)
Less: Unamortized debt issuance costs			(3.1)	(3.1)
Total long-term debt			$659.1	$655.1

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

On September 13, 2023, the Company amended its Eighth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of September 30, 2023, we had borrowing availability of $99.2 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $42.5 million at September 30, 2023 and $41.0 million at December 31, 2022.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	September 30, 2023	December 31, 2022
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$306.0	$227.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the nine months ended September 30, 2023 is as follows:

	2023
	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)		(In whole shares)
Outstanding - beginning of year	716,242	$20.53	50,000	$32.55
Granted(a)	369,238	16.12	—	—
Vested	(306,433)	19.83	—	—
Canceled or expired	(4,517)	19.91	—	—
Outstanding - end of period	774,530	$18.71	50,000	$32.55
(a) - Included in this amount is 9,000 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.6 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. Total stock-based compensation expense was $4.9 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $9.0 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 2.0 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 128 cases asserting claims on behalf of 178 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

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

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Service costs	$0.9	$1.1	$3.4	$3.3	$—	$—	$—	$—
Interest costs	0.9	0.4	2.6	1.3	—	—	0.2	0.1
Expected return on plan assets	(2.5)	(3.2)	(7.5)	(9.7)	—	—	(0.1)	(0.2)
Recognized net actuarial loss	0.9	—	2.7	—	0.1	0.1	0.2	0.2
Net periodic benefit expense (income)	$0.2	$(1.7)	$1.2	$(5.1)	$0.1	$0.1	$0.3	$0.1

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
Beginning balance	$(33.2)	$0.1	$(20.7)	$(53.8)	$(36.8)	$0.5	$(0.8)	$(37.1)
Currency translation(a)	(9.3)	—	—	(9.3)	(17.0)	—	—	(17.0)
Foreign currency forward contracts, net of tax	—	(0.1)	—	(0.1)	—	—	—	—
Pension and OPEB activity, net of tax	—	—	1.0	1.0	—	—	0.1	0.1
Ending balance	$(42.5)	$—	$(19.7)	$(62.2)	$(53.8)	$0.5	$(0.7)	$(54.0)

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
Beginning balance	$(38.7)	$0.5	$(23.6)	$(61.8)	$(18.3)	$—	$(0.9)	$(19.2)
Currency translation(a)	(3.8)	—	—	(3.8)	(35.5)	—	—	(35.5)
Foreign currency forward contracts	—	(0.5)	—	(0.5)	—	0.5	—	0.5
Pension and OPEB activity, net of tax	—	—	3.9	3.9	—	—	0.2	0.2
Ending balance	$(42.5)	$—	$(19.7)	$(62.2)	$(53.8)	$0.5	$(0.7)	$(54.0)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2023 and December 31, 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Quarterly Report on Form 10-Q. Unless otherwise indicated, amounts and activity in this Quarterly Report on Form 10-Q are presented on a continuing operations basis. See Note 5 to the condensed consolidated financial statements, included elsewhere herein. On December 30, 2022, we entered into a memorandum of understanding (the “MOU”) with a third party pursuant to which the third party would purchase our Aluminum Products business. The sale of the Aluminum Products business is subject to the entry into a definitive purchase agreement and other customary conditions. See Note 10 to the condensed consolidated financial statements, included elsewhere herein, for further discussion of the MOU.

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

RESULTS OF CONTINUING OPERATIONS

As of September 30, 2023 and December 31, 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Quarterly Report on Form 10-Q. Unless otherwise indicated, amounts and activity in this Quarterly Report on Form 10-Q are presented on a continuing operations basis. See Note 5 to the condensed consolidated financial statements, included elsewhere herein, for more information about our discontinued operations.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Dollars in millions)
Net sales	$418.8	$383.8	$35.0	9.1%
Cost of sales	348.8	331.4	17.4	5.3%
Selling, general and administrative (“SG&A”) expenses	43.0	36.4	6.6	18.1%
SG&A expenses as a percentage of net sales	10.3%	9.5%
Restructuring and other special charges	—	4.3	(4.3)	*
Operating income	27.0	11.7	15.3	*
Other components of pension income and other postretirement benefits expense, net	0.6	2.7	(2.1)	(77.8)%
Interest expense, net	(11.7)	(9.0)	(2.7)	30.0%
Income before income taxes	15.9	5.4	10.5	*
Income tax (expense) benefit	(3.8)	2.2	(6.0)	*
Income from continuing operations	12.1	7.6	4.5	59.2%
Loss (income) attributable to noncontrolling interest	0.3	(0.4)	0.7	*
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$12.4	$7.2	$5.2	72.2%
* Calculation not meaningful

Net Sales

Net sales increased 9.1% to $418.8 million in the third quarter of 2023 compared to $383.8 million in the same period in 2022. This increase was primarily due to higher customer demand in all three of our business segments and increased product pricing.

The factors explaining the changes in segment net sales for the three months ended September 30, 2023 compared to the corresponding 2022 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased 5.3% to $348.8 million in the third quarter of 2023 compared to $331.4 million in the same period in 2022. The increase in cost of sales was primarily due to the increase in net sales for the 2023 period compared to the corresponding period in 2022. Gross margin was 16.7% in the 2023 period compared to 13.7% in the corresponding 2022 period, driven by profit flow-through from the higher sales levels and the impact of our profit-enhancement initiatives, including increased product pricing.

SG&A Expenses

SG&A expenses were $43.0 million in the third quarter of 2023 compared to $36.4 million in the comparable period in 2022, an increase of 18.1%. As a percentage of net sales, SG&A expenses was 10.3% in the third quarter of 2023 compared to 9.5% in corresponding 2022 period. The SG&A expense increase as a percentage of net sales was driven by higher selling expenses as a result of higher sales levels; higher costs due to ongoing inflation; and higher employee costs.

Other Components of Pension Income and Other Postretirement Benefits Expense (“OPEB”), Net

Other components of pension income and OPEB expense, net was $0.6 million in the three months ended September 30, 2023 compared to $2.7 million in the corresponding period in 2022. This decrease was due to lower returns on plan assets impacting 2023 compared to 2022.

Interest Expense, Net

Interest expense, net was $11.7 million in the third quarter of 2023 compared to $9.0 million in the 2022 period. The increase was due to higher interest rates and higher average outstanding borrowings during the 2023 period.

Income Tax Expense/Benefit

In the three months ended September 30, 2023, income tax expense was $3.8 million on pre-tax income from continuing operations of $15.9 million, representing an effective income tax rate of 24%. In the three months ended September 30, 2022, income tax benefit was $2.2 million on pre-tax income of $5.4 million. The benefit in 2022 included a discrete tax benefit of
$2.7 million related to various tax credits and a reduction to the Global Intangible Low-Taxed Income (“GILTI”) inclusion.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Dollars in millions)
Net sales	$1,270.4	$1,111.3	$159.1	14.3%
Cost of sales	1,063.1	956.3	106.8	11.2%
SG&A expenses	135.2	116.7	18.5	15.9%
SG&A expenses as a percentage of net sales	10.6%	10.5%
Restructuring and other special charges	6.6	9.9	(3.3)	(33.3)%
Gains on sales of assets	—	(2.9)	2.9	*
Operating income	65.5	31.3	34.2	109.3%
Other components of pension income and other postretirement benefits expense, net	1.9	8.3	(6.4)	(77.1)%
Interest expense, net	(33.7)	(23.7)	(10.0)	42.2%
Income from continuing operations before income taxes	33.7	15.9	17.8	111.9%
Income tax (expense) benefit	(8.5)	2.9	(11.4)	*
Income from continuing operations	25.2	18.8	6.4	34.0%
Loss (income) attributable to noncontrolling interests	0.7	(1.1)	1.8	*
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$25.9	$17.7	$8.2	46.3%
* Calculation not meaningful

Net Sales

Net sales increased 14.3% to $1,270.4 million in the first nine months of 2023 compared to $1,111.3 million in the same period in 2022. This increase was primarily due to higher customer demand in all three of our business segments and increased product pricing.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2023 compared to the corresponding 2022 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased 11.2% to $1,063.1 million in the first nine months of 2023 compared to $956.3 million in the same period in 2022. The increase in cost of sales was primarily due to the increase in net sales described above. Gross margin was 16.3% in the 2023 period compared to 13.9% in the corresponding 2022 period, driven by profit flow-through from the higher sales levels and the impact of our profit-enhancement initiatives, including increased product pricing.

SG&A Expenses

SG&A expenses were $135.2 million in the first nine months of 2023, compared to $116.7 million in the same period in 2022, an increase of 15.9%. As a percentage of net sales, SG&A expenses were 10.6% in the first nine months of 2023 compared to 10.5% in the comparable period in 2022. SG&A expenses as a percentage of net sales was driven by higher selling expenses as a result of higher sales levels; higher costs due to ongoing inflation; SG&A expenses of our 2022 acquisitions; and higher employee costs.

Restructuring and Other Special Charges

During the first nine months of 2023, the Company recorded restructuring and other special charges of $6.6 million compared to $9.9 million in 2022. The charges in both periods relate primarily to plant closure and consolidation activities, including severance, and other initiatives in the Company’s Assembly Components and Engineered Products segments.

Gains on Sales of Assets

During the nine months ended September 30, 2022, in connection with the plant closure and consolidation initiatives, the Company sold real estate within its Engineered Products segment for cash proceeds of $3.6 million, resulting in a gain of $2.5 million, and within the Assembly Components segment for cash proceeds of $0.4 million, resulting in a gain of $0.4 million.

Other Components of Pension Income and Other Postretirement Benefits Expense, Net

Other components of pension income and other postretirement benefits expense, net was $1.9 million in the first nine months of 2023 compared to $8.3 million in the corresponding period in 2022. This decrease was due to lower returns on plan assets impacting 2023 compared to 2022.

Interest Expense, Net

Interest expense, net was $33.7 million in the first six months of 2023 compared to $23.7 million in the 2022 period. The increase was due primarily to higher interest rates and higher average outstanding debt balances in the 2023 period compared to the same period a year ago.

Income Tax Expense/Benefit

In the nine months ended September 30, 2023, income tax expense was $8.5 million on pre-tax income from continuing operations of $33.7 million, representing an effective income tax rate of 25%. In the nine months ended September 30, 2022, income tax benefit was $2.9 million on pre-tax income of $15.9 million. The benefit in 2022 included a discrete tax benefit of $5.9 million related to various tax credits and a reduction to the GILTI inclusion.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$192.8	$185.9	$585.9	$530.5
Segment operating income	$15.6	$10.7	$45.0	$35.4
Segment operating income margin	8.1%	5.8%	7.7%	6.7%

Three months ended September 30:

Net sales increased 3.7% in the three months ended September 30, 2023 compared to the 2022 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in the heavy-duty truck and bus, military and civilian aerospace, power sports, and industrial and agricultural equipment markets.

Segment operating income increased $4.9 million to $15.6 million for the three months ended September 30, 2023 compared to the same period in 2022, and segment operating income margin increased 230 basis points in the 2023 period compared to the same period a year ago. These increases were driven by the higher sales levels, customer price increases and other profit-enhancement actions in this segment.

Nine months ended September 30:

Net sales increased 10.4% in the nine months ended September 30, 2023 compared to the 2022 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in the power sports, heavy-duty truck, industrial and agricultural equipment, and civilian aerospace markets.

Segment operating income increased $9.6 million to $45.0 million for the nine months ended September 30, 2023 compared to the same period in 2022, and segment operating income margin increased 100 basis points in the 2023 period compared to the same period a year ago. These increases were driven by the higher sales levels and the impact of profit-enhancement actions, which more than offset certain inflationary supply chain costs.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$108.4	$101.0	$330.8	$294.3
Segment operating income	$11.2	$2.6	$26.9	$0.7
Segment operating income margin	10.3%	2.6%	8.1%	0.2%

Three months ended September 30:

Net sales increased 7.3% in the three months ended September 30, 2023 compared to the 2022 period. The sales increase was driven by higher customer demand and increased product pricing.

Segment operating income was $11.2 million in the three months ended September 30, 2023 compared to $2.6 million in the 2022 period. The improvement in segment operating results in the 2023 period compared to the same period a year ago was driven by profit flow-through from the higher sales levels; the benefit of profit-improvement initiatives implemented over the past two years, including increased product pricing.

Nine months ended September 30:

Net sales increased 12.4% in the nine months ended September 30, 2023 compared to the 2022 period. The sales increase was driven by higher customer demand and increased product pricing.

Segment operating income was $26.9 million in the 2023 period compared to $0.7 million in the 2022 period. The improvement in segment operating results in the 2023 period compared to the same period a year ago was driven by profit flow-through from the higher sales levels; the benefit of profit-improvement initiatives implemented over the past two years, including increased product pricing. Restructuring and other special charges were $1.5 million in 2023 compared to $4.2 million in the 2022 period.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$117.6	$96.9	$353.7	$286.5
Segment operating income	$7.1	$5.8	$14.9	$14.7
Segment operating income margin	6.0%	6.0%	4.2%	5.1%

Three months ended September 30:

Net sales were 21.3% higher in the 2023 period compared to the 2022 period. The increase was driven by strong customer demand in both our capital equipment business and our forged and machined products business.

Segment operating income in the 2023 period increased $1.3 million compared to the 2022 period. In our capital equipment business, operating income increased year-over-year, as we converted our robust backlog levels into higher sales levels and achieved higher margins driven by implemented operational improvements. In the 2022 period, we also incurred restructuring and other special charges of $1.4 million that did not recur in the 2023 period.

Nine months ended September 30:

Net sales were 23.5% higher in the 2023 period compared to the 2022 period. The increase was driven by strong customer demand in both our capital equipment business and our forged and machined products business.

Segment operating income in the 2023 period increased $0.2 million, as profit flow-through from higher sales levels and implemented operational improvement initiatives contributed to higher profit and margins in this business. These factors were partially offset by restructuring and other special charges of $4.9 million in the 2023 period and $2.8 million in the 2022 period.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of September 30, 2023. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2023 and December 31, 2022.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	September 30, 2023	December 31, 2022
	(In millions)
Total current assets	$617.7	$620.3
Total noncurrent assets	309.4	321.6
Amounts due from subsidiaries that are non-Guarantors, net	33.3	31.1

Total current liabilities	305.6	312.5
Total noncurrent liabilities	674.7	680.0

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net sales	$331.0	$308.7	$993.8	$918.5
Cost of sales	271.3	274.5	825.9	809.9
SG&A expenses	46.0	40.0	142.3	119.7
Income (loss) before income taxes	6.2	(10.2)	4.6	(20.2)
Net income (loss)	3.4	(8.4)	1.6	(13.1)

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our ability to consummate the sale of our Aluminum Products business for any reason, including the inability to enter into a definitive purchase agreement; the impact supply chain issues such as the global semiconductor micro-chip shortage and logistic issues have on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers, including the UAW strike; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the conflict between Russia and Ukraine and in the Middle East, or political unrest, including the rising tension between China and the United States; public health issues, including the outbreak of infectious diseases and any impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of September 30, 2023, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.2 million during the nine-month period ended September 30, 2023.

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

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2023:

We were a co-defendant in 128 cases asserting claims on behalf of 178 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

The following exhibits are included herein:

4.1
Amendment no. 8 to the Seventh Amended and Restated Credit Agreement, dated September 13, 2023, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager. (filed as Exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. filed on September 18, 2023, SEC File No. 000-03134 and incorporated herein by reference).

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
Date: November 2, 2023