Form 10-K
period 2023-12-31
PARK OHIO INDUSTRIES INC/OH
filed 2024-03-06
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

All of the outstanding stock of the registrant is held by Park-Ohio Holdings Corp. As of February 29, 2024, 100 shares of the registrant’s common stock, $1 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Park-Ohio Industries, Inc.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2023

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

The Company operates through three reportable segments: Supply Technologies, Assembly Components and Engineered Products. As of December 31, 2023, we employed approximately 6,300 people.

On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom Automotive Group (“Angstrom”) for up to $50.5 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling $15.0 million payable to the Company on December 31, 2024, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024.

The following table summarizes the key attributes of each of our business segments:

	Supply Technologies	Assembly Components	Engineered Products

NET SALES FOR 2023	$763.4 million	$427.8 million	$468.5 million
SELECTED PRODUCTS	Sourcing, planning and procurement of over 280,000 production components, including:
• Fasteners
• Pins
• Valves
• Hoses
• Wire harnesses
• Clamps and fittings
• Rubber and plastic components
• Other Class C and MRO products
		• Fuel rails • Fuel filler assemblies • Extruded rubber and plastics • Molded rubber and plastics	• Induction heating and melting systems • Pipe threading systems • Industrial oven systems • Forging presses • Forged steel and machined products
SELECTED INDUSTRIES SERVED	• Heavy-duty truck
• Power sports and recreational equipment
• Aerospace and defense
• Semiconductor equipment
• Electrical distribution and controls
• Consumer electronics
• Bus and coaches
• Automotive
• Agricultural and construction equipment
• HVAC
• Lawn and garden
• Plumbing
	• Medical devices	• Automotive and light vehicle • Agricultural equipment • Construction equipment • Heavy-duty truck • Bus	• Ferrous and non-ferrous metals • Coatings • Forging • Foundry • Heavy-duty truck • Construction equipment • Automotive • Oil and gas • Rail • Aerospace and defense • Power generation

The Company consists of the following segments:

Supply Technologies

Our Supply Technologies business provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. We operate approximately 80 logistics service centers in the United States, Mexico, Canada, Czech Republic, Puerto Rico, Scotland, Hungary, China, Taiwan, Singapore, India, England, France, Spain, Poland, Malaysia, Northern Ireland and Ireland, including production sourcing and support centers in the United States and Asia. Through our supply chain management programs, we supply more than 280,000 globally-sourced production components, many of which are specialized and customized to meet individual customers’ needs.
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
The Supply Technologies segment also engineers and manufactures precision cold-formed and cold-extruded fasteners and other products, including locknuts, SPAC® nuts, SPAC® bolts and wheel hardware, which are principally used in applications where controlled tightening is required due to high vibration. Supply Technologies produces both standard items and specialty products to customer specifications, which are used in large volumes by customers in the automotive, heavy-duty truck and aerospace industries.
Markets and Customers. For the year ended December 31, 2023, approximately 60% of Supply Technologies’ net sales were to domestic customers. Remaining sales were primarily to manufacturing facilities of large, multinational customers located in Europe, Mexico, Asia and Canada. Total Supply Management™ is used extensively in a variety of industries, and demand is generally related to the state of the economy and to the overall level of manufacturing activity.

Supply Technologies markets and sells to over 7,500 customers domestically and internationally. The five largest customers, to which Supply Technologies sells through sole-source contracts to multiple operating divisions or locations, accounted for approximately 36% and 35% of the sales of Supply Technologies in 2023 and 2022, respectively. The loss of any two or more of its top five customers could have a material adverse effect on the results of operations and financial condition of this segment.

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

Assembly Components
Assembly Components manufactures products oriented towards fuel efficiency, reduced emissions and vehicle electrification. Assembly Components designs, develops and manufactures: highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; and flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. These advanced products, coupled with Turbo Enabled engines, make up large and growing engine architecture for all worldwide car manufacturers. Assembly Components also designs and manufactures Turbo Charging hoses along with Turbo Coolant hoses that will be required as engines get downsized to 3 or 4 cylinders from 6 or 8 cylinders. This engine downsizing increases efficiency, while dramatically decreasing pollution levels.
Assembly Components operates 12 manufacturing facilities and three technical offices in the United States, Mexico, China, the United Kingdom and the Czech Republic. In addition, we also provide value-added services such as design engineering, machining and parts assembly.
Markets and Customers.  For the year ended December 31, 2023, approximately 70% of Assembly Components’ net sales were to domestic customers. The five largest customers of Assembly Components accounted for approximately 57% and 55% of segment sales for 2023 and 2022, respectively. These sales, across multiple operating divisions, are through sole-source contracts. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition of this segment.
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

Engineered Products
Our Engineered Products segment operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. We manufacture these products in 14 domestic facilities throughout the United States and 19 international facilities in Canada, Mexico, the United Kingdom, Belgium, Germany, China, Italy, India, Japan, Spain, France and Brazil.
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

Markets and Customers.  For the year ended December 31, 2023, approximately 57% of Engineered Products’ net sales were to domestic customers. We sell induction heating and other capital equipment to component manufacturers and OEMs in the ferrous and non-ferrous metals, silicon, coatings, forging, foundry, automotive, truck, construction equipment and oil and gas industries. We sell forged and machined products to locomotive manufacturers, machining companies and sub-assemblers who finish aerospace and defense products for OEMs, and railcar builders and maintenance providers.
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

Our suppliers of raw materials and component parts may significantly and quickly increase their prices in response to increases in the cost of the raw materials, such as steel, that they use to manufacture our raw materials and component parts. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, there may be a time delay between the increased raw material prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to various factors. See the discussion of risks associated with raw material supply and costs in Item 1A "Risk Factors".

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
Human Capital Resources

As of December 31, 2023, we employed approximately 6,300 employees in our operations around the world. Approximately 2,600 of these employees are in the United States, while the remaining 3,700 are employed in other countries. Approximately 37% of our employees are covered by a collective bargaining agreement.

The attraction, retention and development of employees is critical to the successful execution of the Company’s strategy. The Company works diligently to attract the best talent from a diverse range of resources to meet current and future demands of our businesses. Hiring the right people for the long term and developing them for future roles is an important process across the overall organization. To support these objectives, the Company’s human resource programs are designed to develop, reward and support employees through competitive compensation, internal advancement, comprehensive flexible benefit programs and a safe and healthy work environment.

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
Demand for certain of our products is affected by, among other things, the relative strength or weakness of the automotive and heavy-duty truck industries. The domestic automotive and heavy-duty truck industries are also highly cyclical and may be adversely affected by international competition. In addition, the automotive and heavy-duty truck industries are significantly unionized and subject to work slowdowns and stoppages resulting from labor disputes, such as the United Auto Workers strike in 2023. We derived 33% and 8% of our net sales during the year ended December 31, 2023 from the automotive and heavy-duty truck industries, respectively.
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
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2023, our ten largest customers accounted for approximately 26% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

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

We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.

We utilize information technology systems in connection with our business operations, including processing orders, managing inventory and accounts receivable collections, purchasing products, maintaining cost-effective operations, routing and re-routing orders. We also depend on our information technology systems to maintain confidential, proprietary and personal information relating to our current, former and prospective employees, customers and other third parties in these systems and in systems of third-party providers who we engage in connection with the processing and storage of certain information. Our information technology systems and those of our third-party providers are subject to disruptions or damage, which may be caused by a wide array of causes, including telecommunications failures, computer failures, power outages, ransomware attacks, computer viruses, cybersecurity incidents and other intrusions, which could result in the disruption of our operations, or information misappropriation, such as theft of intellectual property or inappropriate disclosure of personal and confidential information. In addition, we could also experience data or cybersecurity incidents stemming from the intentional or negligent acts of our employees or other third parties. To the extent our information technology systems or those of our third-party providers are disabled, compromised, or disrupted for a long period of time, key business processes could be interrupted. Any such operational disruptions and/or misappropriation of information, whether in systems we maintain or are maintained by others, could have a material adverse effect on our business. In addition, any such damage, compromise or breach to our systems or those of our vendors, could result in a violation of privacy and other laws, and expose us to significant legal and financial liability.

We recognize the ever-present global risk of cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2023 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
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

As of December 31, 2023, we had goodwill of $110.2 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. For additional information, see Note 7, Goodwill, to the consolidated financial statements included elsewhere herein.
Our business and operating results may be adversely affected by natural disasters, other catastrophic events or public health issues, all of which are beyond our control.

While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions and other conditions, including those that may be caused by climate change, such as hurricanes, tornadoes, and earthquakes; other natural disasters; or public health issues in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our business facilities, lack of adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, or delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and the results of operations.
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
As of December 31, 2023, we were a party to eight collective bargaining agreements with various labor unions that covered approximately 2,400 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
•political, social and economic instability and disruptions, including the conflicts between Russia and Ukraine and in the middle east, or political unrest, including the rising tension between China and the United States;
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

As of December 31, 2023, we were in compliance with our debt service coverage ratio covenant and other covenants contained in our revolving credit facility. While we expect to remain in compliance throughout 2024, declines in demand in the automotive industry and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all, which would make the accounts receivable ineligible for purposes of the revolving credit facility and could reduce our borrowing base and our ability to borrow.
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
As of December 31, 2023, Matthew Crawford, our Chairman of the Board, Chief Executive Officer and President, and Edward Crawford, our former President, collectively beneficially owned approximately 29% of Holdings’ outstanding common stock. Mr. M. Crawford is Mr. E. Crawford’s son. Their interests could conflict with your interests.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity
Management of cybersecurity risks is an integral part of our overall risk management framework. We have developed an information security program designed to assess, identify and manage material risks from cybersecurity threats, which is integrated into our overall risk management program and governance structure. The program includes policies and procedures that identify how security measures and controls drawn from relevant frameworks are developed, implemented and maintained. Our cybersecurity risk management program works to balance critical infrastructure, network, application, cloud and information security objectives with overall business objectives and risk tolerance. Specific controls that are used include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls, and intrusion detection and prevention, and vulnerability and patch management.

We also use threat intelligence to inform our defensive measures. We use external and internal threat intelligence sources, including information from vendors and Information Sharing and Analysis Centers.

We have the following security processes in place:

•Cybersecurity Awareness Trainings: We educate employees on best practices for online safety and for identifying potential cybersecurity threats, including by initiating quarterly training programs for our non-represented salaried workforce.

•Simulated Cyberattacks: With assistance from third-party providers, we periodically conduct penetration and vulnerability testing to test our technical controls and incident response plans.

•Security Monitoring: We monitor our information technology environment with both our internal cybersecurity resources and third-party service providers. We also have processes in place to monitor the cybersecurity practices of various third-party service providers, including certain vendors that have access to our information systems or sensitive data.

•Proactive Reporting and Investigation: As part of our training initiatives, we educate certain employees depending on their role on how to report any suspicious cyber activity or potential cybersecurity issues, and we investigate reported concerns.

Third-party security firms are used in different capacities to provide or operate some of these programs, controls, and technology systems, including cloud-based platforms and services.

Our Board of Directors (“Board”) has overall oversight responsibility for our enterprise risk management framework and cybersecurity risk management. The Board is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management, including the Vice President of Information Technology with support from our Information Technology Council, updates the Board on at least an annual basis regarding our cybersecurity programs and material cybersecurity risks and mitigation strategies. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our Vice President of Information Technologies receives reports from our Information Technology Council and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our information technology council includes experienced information systems security professionals and information security managers. Our Information Technology Council, which is composed of technology leaders from each of our business units, collaborates on a cross-functional basis to identify practices that can counter threats and to monitor our cybersecurity programs and our cybersecurity incident response plans.

In 2023 we did not identify any material cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information about these risks, please see Part I - Item 1A. “Risk Factors - We may experience breaches of, or disruptions to, our information technology systems or those of our third-party providers, or other compromises of our data, including the improper disclosure of personal or confidential data, which may adversely affect our operations and reputation.”

Item 2.    Properties

As of December 31, 2023, our operations included numerous manufacturing and supply chain logistics services facilities located in 28 states in the United States and in Puerto Rico, as well as in Asia, Canada, Europe, Mexico and Brazil. We lease our world headquarters located in Cleveland, Ohio, which also includes the world headquarters for certain of our businesses. We believe our manufacturing, logistics and corporate office facilities are well-maintained and are suitable and adequate, and they have sufficient productive capacity to meet our current needs.

The following table provides information relative to our principal facilities as of December 31, 2023.

Segment(1)	Location	Owned or Leased	Use
SUPPLY	Brampton, Ontario, Canada	Leased	Manufacturing
TECHNOLOGIES	Minneapolis, MN	Leased	Logistics
	Changzhou, China	Leased	Manufacturing
	Cleveland, OH	Leased	Supply Technologies Corporate Office
	Dayton, OH	Leased	Logistics
	Memphis, TN	Leased	Logistics
	Suwanee, GA	Leased	Logistics
	Streetsboro, OH	Leased	Manufacturing
	Allentown, PA	Leased	Logistics
	Carol Stream, IL	Leased	Logistics
	Solon, OH	Leased	Logistics
	Dublin, VA	Leased	Logistics
	Tulsa, OK	Leased	Logistics
	Winston-Salem, NC	Leased	Logistics and Office
ASSEMBLY	Ocala, FL	Owned	Manufacturing
COMPONENTS	Acuna, Mexico	Leased	Manufacturing
	Lexington, TN	Owned	Manufacturing
	Angola, IN	Owned	Manufacturing
	Birmingham, England	Owned	Manufacturing
ENGINEERED	Cuyahoga Heights, OH	Owned	Manufacturing
PRODUCTS	Canton, OH	Owned	Manufacturing
	Canton, OH	Leased	Manufacturing
	Newport, AR	Leased	Manufacturing
	Warren, OH	Owned	Manufacturing
	Erie, PA	Owned	Manufacturing
	La Roeulx, Belgium	Owned	Manufacturing
	Brookfield, WI	Leased	Manufacturing
	Madison Heights, MI	Leased	Manufacturing
	Leini, Italy	Owned	Manufacturing
	Pune, India	Owned	Manufacturing
	Chennai, India	Owned	Manufacturing
	Cortland, OH	Owned	Office and Manufacturing
	Valencia, Spain	Owned	Manufacturing
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

In addition to the routine claims, suits, investigations and proceedings noted above, we were a party to the lawsuits and legal proceedings described below as of December 31, 2023:
We were a co-defendant in approximately 132 cases asserting claims on behalf of approximately 184 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.
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

Sale of Aluminum Products

On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom Automotive Group (“Angstrom”) for up to $50.5 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling $15.0 million payable to the Company on December 31, 2024, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024.

Subsequent Event

Effective February 29, 2024, the Company acquired all of the outstanding shares of EMA Indutec GmbH (“EMA”), headquartered in Meckesheim, Germany, from the Aichelin Group, headquartered in Modling, Austria. EMA, a leading manufacturer of induction heating equipment and converters, operates through its two locations in Meckesheim, Germany and Beijing, China. The acquisition strengthens our global induction heating expertise throughout Europe and expands our portfolio of induction equipment brands and our aftermarket service capabilities. The cash purchase price for the acquisition was approximately $14 million.

RESULTS FROM CONTINUING OPERATIONS
This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The amounts below exclude discontinued operations.

2023 Compared with 2022 and 2022 Compared with 2021

				2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
	(Dollars in millions, except per share data)
Net sales	$1,659.7	$1,492.9	$1,277.0	$166.8	11%	$215.9	17%
Cost of sales	1,388.3	1,282.4	1,099.1	105.9	8%	183.3	17%
Gross margin	16.4%	14.1%	13.9%
Selling, general and administrative ("SG&A") expenses	181.4	161.5	154.8	19.9	12%	6.7	4%
SG&A expenses as a percentage of net sales	10.9%	10.8%	12.1%
Restructuring and other special charges	6.6	17.3	20.4	(10.7)	(62)%	(3.1)	(15)%
Gains on sales of assets, net	—	(2.4)	(14.7)	2.4	*	12.3	*
Operating income	83.4	34.1	17.4	49.3	145%	16.7	96%
Other components of pension and other postretirement benefits income, net	2.5	11.1	9.7	(8.6)	(77)%	1.4	14%
Interest expense, net	(45.6)	(33.8)	(27.1)	(11.8)	35%	(6.7)	25%
Income from continuing operations before income taxes	40.3	11.4	—	28.9	254%	11.4	*
Income tax (expense) benefit	(7.9)	0.7	1.5	(8.6)	*	(0.8)	53%
Income from continuing operations	32.4	12.1	1.5	20.3	168%	10.6	*
Loss (income) attributable to noncontrolling interest	1.0	(1.3)	1.2	2.3	(177)%	(2.5)	208%
Income from continuing operations attributable to ParkOhio common shareholder	$33.4	$10.8	$2.7	$22.6	209%	$8.1	300%

* Calculation not meaningful

2023 Compared with 2022
Net Sales

Net sales increased 11% to $1,659.7 million in 2023 compared to $1,492.9 million in 2022. This increase was primarily due to higher customer demand in all three of our business segments and increased product pricing.

The factors explaining the changes in segment net sales for the year ended December 31, 2023 compared to the year ended December 31, 2022 are contained in the “Segment Results” section below.
Cost of Sales and Gross Margin

Cost of sales increased 8% to $1,388.3 million in 2023 compared to $1,282.4 million in 2022. The increase in cost of sales was due to the increase in net sales described above. Gross margin was 16.4% in 2023 compared to 14.1% in 2022, driven by profit flow-through from the higher sales levels and the impact of our profit-enhancement initiatives, including increased product pricing.
SG&A Expenses

SG&A expenses increased to $181.4 million, or 10.9% of net sales, in 2023 from $161.5 million, or 10.8% of net sales, in 2022. The SG&A expense increase was driven by higher selling expenses as a result of higher sales levels; higher costs due to ongoing inflation; and higher employee costs. As a percentage of net sales, SG&A expenses were comparable year-over-year.
Restructuring and other special charges

During 2023, the Company recorded restructuring and other special charges of $6.6 million compared to $17.3 million in 2022. The charges in both periods relate primarily to plant closure and consolidation activities, including severance, and other initiatives in the Company’s Assembly Components and Engineered Products segments.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $2.5 million in 2023 compared to $11.1 million in 2022. The decrease in 2023 was due to lower returns on plan assets impacting 2023 compared to 2022.

Interest Expense, Net

Interest expense, net increased to $45.6 million in 2023 compared to $33.8 million in 2022. The increase was due to higher average interest rates and higher average outstanding borrowings in 2023 compared to 2022. Our average effective borrowing rate was 6.6% in 2023 compared to 5.1% in 2022.

Income Tax Expense/Benefit

Income tax expense in 2023 was $7.9 million on pre-tax income of $40.3 million, for an effective tax rate of 19.6%, which approximated the U.S. statutory rate. The tax benefits of the foreign tax credit and research and development tax credit were offset by the tax expense of foreign earnings, global intangible low-taxed income and non-deductible expenses. Income tax benefit in 2022 was $0.7 million on pre-tax income of $11.4 million, driven by changes in estimates related to prior year federal research and development credits.

SEGMENT RESULTS

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating or unusual in nature or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs; certain non-cash and/or non-operating items; other components of pension and OPEB income, net; and interest expense, net.

Supply Technologies Segment

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net sales	$763.4	$711.5	$619.5
Segment operating income	$59.0	$45.7	$42.8
Segment operating income margin	7.7%	6.4%	6.9%

2023 Compared to 2022

Net sales increased 7.3% in 2023 compared to the 2022 period due primarily to higher customer demand in many of the Company's key end markets, with the largest increases in the power sports, heavy-duty truck, and commercial aerospace, and increased demand for our proprietary fastener products.

Segment operating income increased $13.3 million to $59.0 million in 2023 compared to 2022, and segment operating income margin increased 130 basis points in 2023 compared to a year ago. These increases were driven by the higher sales levels and the impact of profit-enhancement actions, including increased product pricing.

Assembly Components Segment

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net sales	$427.8	$388.8	$321.5
Segment operating income (loss)	$33.4	$1.1	$(2.6)
Segment operating income (loss) margin	7.8%	0.3%	(0.8)%

2023 Compared to 2022

Net sales increased 10.0% in 2023 compared to 2022. The sales increase was driven by increased product pricing and new programs implemented during the year.

Segment operating income was $33.4 million in 2023 compared to $1.1 million in 2022. The improvement in segment operating results in 2023 compared to 2022 was driven by the benefit of profit-improvement initiatives implemented over the past two years, including increased product pricing, and the higher sales levels. Restructuring and other special charges were $1.5 million in 2023 compared to $5.6 million in 2022.

Engineered Products Segment

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net sales	$468.5	$392.6	$336.0
Segment operating income (loss)	$18.7	$14.8	$(12.2)
Segment operating income (loss) margin	4.0%	3.8%	(3.6)%

2023 Compared to 2022

Net sales were 19.3% higher in 2023 compared to 2022. The increase was driven by strong backlogs at the start of the year and higher customer demand in both our capital equipment business and our forged and machined products business.

Segment operating income in 2023 increased $3.9 million, as profit flow-through from higher sales levels and implemented operational improvement initiatives contributed to higher profit and margins in this business. These factors partially offset by lower margins in our forged and machined products business. In addition, restructuring and other special charges were $4.9 million in 2023 and $8.4 million in 2022.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of December 31, 2023. Refer to Exhibit 22.1 to this Form 10-K for the detailed list of entities included within the obligated group as of December 31, 2023, 2022 and 2021.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group, which, for 2022, includes our discontinued Aluminum Products business (See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information):

	December 31,
	2023	2022
	(In millions)
Total current assets (excluding amounts due from subsidiaries that are non-Guarantors)	$489.1	$620.3
Total noncurrent assets	319.1	321.6
Amounts due from subsidiaries that are non-Guarantors	33.3	31.2

Total current liabilities	234.3	312.5
Total noncurrent liabilities	649.4	680.0

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group, which, for 2022 and 2021, includes our discontinued Aluminum Products business (See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further information):

	Year Ended December 31,
	2023	2022	2021
		(In millions)
Net sales	$1,109.4	$1,209.2	$993.0
Cost of sales	909.3	1,052.5	894.8
SG&A expenses	173.0	169.6	132.6
Income (loss) before income taxes	9.5	(17.5)	(45.4)
Net income (loss)	16.9	(0.8)	(28.5)

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing or other relationships with unconsolidated entities or other persons, other than the letters of credit disclosed in Note 9 to the consolidated financial statements, included elsewhere herein.

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
Business Combinations: Business combinations are accounted for using the purchase method of accounting under Accounting Standards Codification (“ASC”) 805, "Business Combinations." This method requires the Company to record assets and liabilities of the business acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions including discount rates, rates of return on assets, long-term sales growth rates, and royalty rates.
Goodwill and Indefinite-Lived Intangible Assets: As required by ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), management performs impairment testing of goodwill at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. Management tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment pursuant to ASC 280, “Segment Reporting”, or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management. Our reporting units have been identified at the component level. For 2023, 2022 and 2021, we performed quantitative testing for each reporting unit with a goodwill balance.
Our annual goodwill impairment analysis utilizes a quantitative approach comparing the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. In applying the quantitative approach, we use an income approach and market multiple approach to estimate the fair value of the reporting unit. The income approach uses a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of goodwill impairment testing for a reporting unit, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected. We validate our estimates of fair value under the income approach by considering the implied control premium and conclude whether that premium is reasonable based on recent market transactions.
The results of testing as of October 1, 2023, 2022 and 2021 for all reporting units confirmed that the estimated fair values exceeded carrying values, and no impairment existed as of those dates. Based on our 2023 annual impairment test, we determined that the fair value of our Forged and Machined Products Group reporting unit, which is included in our Engineered Products segment, exceeded its carrying value by approximately 10% using the income approach as of the testing date. As such, we concluded that the goodwill of this reporting unit of $8.7 million was not impaired as of that date. This reporting unit was negatively impacted by equipment downtime and labor challenges, and while we believe that the current assumptions and estimates used in our goodwill testing are reasonable, supportable and appropriate, there can be no assurance that such assumptions and estimates will prove to be accurate predictions of future performance.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually, as of October 1 of each year, or more frequently if impairment indicators arise. In 2023, 2022 and 2021, we utilized a quantitative approach using the royalty relief method. The significant assumptions employed under this method include discount rates, revenue growth rates, including assumed terminal growth rates, and royalty rates. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. We believe we incorporate ample sensitivity ranges into our analysis of intangible impairment testing, such that actual experience would need to be materially out of the range of expected assumptions in order for an impairment to remain undetected.

The results of testing as of October 1, 2023, 2022 and 2021 for all reporting units confirmed that the estimated fair value exceeded carrying values, and no impairment existed as of those dates.
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
We consult with our actuaries at least annually when reviewing and selecting the discount rates to be used. The discount rates used by the Company are based on yields of various corporate and governmental bond indices with actual maturity dates that approximate the estimated benefit payment streams of the related pension plans. The discount rates are also reviewed in comparison with current benchmark indices, economic market conditions and the movement in the benchmark yield since the previous fiscal year. The liability weighted-average discount rate for the defined benefit pension plan is 5.14% for 2023, compared with 5.48% in 2022. For the other postretirement benefit plan, the rate is 5.06% for 2023 and 5.41% for 2022. This rate represents the interest rates generally available in the United States, which is the Company’s only country with other postretirement benefit liabilities. Another assumption that affects the Company’s pension expense is the expected long-term rate of return on assets. The Company’s pension plans are funded. The weighted-average expected long-term rate of return on assets assumption is 7.75% for 2023 and 2022. In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plan. We consult with and consider opinions of financial and actuarial experts in developing appropriate return assumptions.
Legal Contingencies: We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment, personal injury and environmental matters arising from the ordinary course of business. We accrue reserves for legal contingencies, on an undiscounted basis, when it is probable that we have incurred a liability, and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range and no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our ability to realize any contingent consideration from the sale of the Aluminum Products business; the impact supply chain and logistic issues have on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including the EMA acquisition; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the conflicts between Russia and Ukraine and in the Middle East, or political unrest, including the rising tension between China and the United States; public health issues, including the outbreak of infectious diseases and any impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. The Company assumes no obligation to update the information in this Annual Report on Form 10-K, except to the extent required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes in interest rates. As of December 31, 2023, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement, which consisted of borrowings of $263.5 million at December 31, 2023. A 100-basis point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.6 million for the year ended December 31, 2023.
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
Our largest exposures to commodity prices relate to metal, rubber compound and natural gas prices, which have fluctuated widely in recent years. We have no commodity swap agreements or forward purchase contracts.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Financial Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Park-Ohio Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park-Ohio Industries, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Quantitative Impairment Assessment of Goodwill
Description of the Matter How We Addressed the Matter in Our Audit
At December 31, 2023, the Company’s goodwill was $110.2 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level for impairment utilizing a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

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

Cleveland, Ohio
March 6, 2024

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$44.7	$49.3
Accounts receivable, net	263.3	246.3
Inventories, net	411.1	406.5
Receivables from affiliates	33.3	31.1
Promissory note related to financing arrangement	—	25.0
Other current assets	95.4	88.9
Current assets held-for-sale - discontinued operations	—	107.2
Total current assets	847.8	954.3
Property, plant and equipment, net	184.8	180.7
Operating lease right-of-use assets	44.7	54.7
Goodwill	110.2	108.9
Intangible assets, net	73.3	78.7
Pension assets	75.1	63.9
Other long-term assets	27.6	16.4
Total assets	$1,363.5	$1,457.6
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$204.0	$221.0
Payables to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	9.4	10.9
Current portion of operating lease liabilities	10.6	11.2
Accrued employee compensation	31.8	22.3
Financing arrangement liability	—	45.0
Other accrued expenses	108.1	94.8
Current liabilities held-for-sale - discontinued operations	—	43.8
Total current liabilities	371.1	456.2
Long-term liabilities, less current portion:
Long-term debt	633.4	655.1
Long-term operating lease liabilities	34.4	43.7
Deferred income taxes	9.0	10.6
Other long-term liabilities	10.4	10.7
Total long-term liabilities	687.2	720.1
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity:
Common stock, par value $1 per share	—	—
Additional paid-in capital	151.4	144.9
Retained earnings	187.9	186.7
Accumulated other comprehensive loss	(43.7)	(61.8)
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	295.6	269.8

Noncontrolling interests	9.6	11.5
Total equity	305.2	281.3
Total liabilities and shareholder's equity	$1,363.5	$1,457.6
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net sales	$1,659.7	$1,492.9	$1,277.0
Cost of sales	1,388.3	1,282.4	1,099.1
Selling, general and administrative expenses	181.4	161.5	154.8
Restructuring and other special charges	6.6	17.3	20.4
Gains on sales of assets, net	—	(2.4)	(14.7)
Operating income	83.4	34.1	17.4
Other components of pension and other postretirement benefits income, net	2.5	11.1	9.7
Interest expense, net	(45.6)	(33.8)	(27.1)
Income from continuing operations before income taxes	40.3	11.4	—
Income tax (expense) benefit	(7.9)	0.7	1.5
Income from continuing operations	32.4	12.1	1.5
Loss (income) attributable to noncontrolling interest	1.0	(1.3)	1.2
Income from continuing operations attributable to ParkOhio common shareholder	33.4	10.8	2.7
Loss from discontinued operations attributable to ParkOhio common shareholder	(26.2)	(24.3)	(25.9)
Net income (loss) attributable to ParkOhio common shareholder	$7.2	$(13.5)	$(23.2)

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income (loss) attributable to ParkOhio common shareholder before noncontrolling interest	$6.2	$(12.2)	$(24.4)
Other comprehensive income (loss):
Currency translation	7.7	(19.9)	(10.0)
Pensions and other postretirement benefits, net of tax	10.4	(22.7)	8.9
Total other comprehensive income (loss)	18.1	(42.6)	(1.1)
Total comprehensive income (loss), net of tax	24.3	(54.8)	(25.5)
Comprehensive loss (income) attributable to noncontrolling interest	1.0	(1.3)	1.2
Comprehensive income (loss) attributable to ParkOhio common shareholder	$25.3	$(56.1)	$(24.3)

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2021	—	$133.4	$237.9	$(18.1)	$13.8	$367.0
Other comprehensive loss	—	—	(23.2)	(1.1)	(1.2)	(25.5)
Stock-based compensation	—	6.5	—	—	—	6.5
Dividend paid to parent	—	—	(8.0)	—	—	(8.0)
Dividends	—	—	—	—	(0.7)	(0.7)
Increase in Park-Ohio ownership interest	—	1.1	—	—	(1.1)	—
Other	—	(3.3)	—	—	—	(3.3)
Balance at December 31, 2021	—	137.7	206.7	(19.2)	10.8	336.0
Other comprehensive (loss) income	—	—	(13.5)	(42.6)	1.3	(54.8)
Stock-based compensation	—	7.2	—	—	—	7.2
Dividend paid to parent	—	—	(6.5)	—	—	(6.5)
Dividends	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2022	—	144.9	186.7	(61.8)	11.5	281.3
Other comprehensive income (loss)	—	—	7.2	18.1	(1.0)	24.3
Stock-based compensation	—	6.5	—	—	—	6.5
Dividend paid to parent	—	—	(6.0)	—	—	(6.0)
Dividends	—	—	—	—	(0.9)	(0.9)
Balance at December 31, 2023	$—	$151.4	$187.9	$(43.7)	$9.6	$305.2

The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(In millions)
Income from continuing operations	$32.4	$12.1	$1.5
Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	31.7	30.1	30.4
Stock-based compensation	6.5	7.2	6.5
Gain on sales of assets, net	—	(2.4)	(14.7)
Deferred income taxes	(7.2)	(8.3)	(6.5)
Changes in operating assets and liabilities:
Accounts receivable	(14.1)	(23.2)	(3.4)
Inventories	(1.3)	(56.0)	(55.1)
Prepaid and other current assets	(2.0)	(11.0)	1.1
Accounts payable and accrued expenses	3.1	33.1	37.4
Other	2.0	(9.4)	(12.2)
Net cash provided (used) by operating activities from continuing operations	51.1	(27.8)	(15.0)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(28.2)	(26.9)	(22.3)
Proceeds from sales of assets	0.6	9.5	20.3
Proceeds from sale of discontinued operations	15.5	—	—
Business acquisitions, net of cash acquired	(1.2)	(23.3)	(5.4)
Net cash used by investing activities from continuing operations	(13.3)	(40.7)	(7.4)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
(Payments on) proceeds from revolving credit facility, net	(22.3)	64.8	77.6
Payments on term loans and other debt	(7.2)	(3.6)	(6.3)
Proceeds from other long-term debt	4.3	3.5	2.3
Proceeds from (payments on) finance lease facilities, net	0.9	8.5	(0.3)
Proceeds from down payment for sale of discontinued operations	—	20.0	—
Payments related to prior acquisitions	(2.9)	—	—
Dividend paid to parent	(6.0)	(6.5)	(8.0)
Dividends	(0.9)	(0.6)	(0.7)
Net cash (used) provided by financing activities from continuing operations	(34.1)	86.1	64.6
DISCONTINUED OPERATIONS[1]:
Total used by operating activities	(2.9)	(1.0)	(31.1)
Total used by investing activities	(3.9)	(4.8)	(8.8)
Total used by financing activities	(2.4)	(3.4)	(0.9)
Decrease in cash and cash equivalents from discontinued operations	(9.2)	(9.2)	(40.8)
Effect of exchange rate changes on cash	0.9	(4.0)	(1.3)
(Decrease) increase in cash and cash equivalents	(4.6)	4.4	0.1
Cash and cash equivalents at beginning of year	49.3	44.9	44.8
Cash and cash equivalents at end of year	$44.7	$49.3	$44.9
Income taxes paid (received), net	$7.3	$10.7	$(1.0)
Interest paid	$47.6	$34.5	$28.8
(1) - Our continuing operations exclude the results of our Aluminum Products business unit, which was sold December 29, 2023 and presented in discontinued operations for all periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

NOTE 1 — Summary of Significant Accounting Policies

Consolidation and Basis of Presentation: Park-Ohio Industries, Inc. (“ParkOhio,” “we” or the “Company”) is a diversified international company providing world-class customers with a supply chain management outsourcing service, capital equipment used on their production lines, and manufactured components used to assemble their products. The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company does not have off-balance sheet arrangements or financing with unconsolidated entities or other persons, other than the letters of credit disclosed in Note 9. The Company leases certain real properties owned by related parties as described in Note 13. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

Discontinued Operations:     During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Annual Report on Form 10-K. On December 29, 2023, the Company sold this business to Angstrom Automotive Group (“Angstrom”) for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of financial lease obligations. Unless otherwise indicated, amounts and activity in this Annual Report are presented on a continuing operations basis. See Note 4, “Discontinued Operations,” for further information.
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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at net realizable value. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The allowance for doubtful accounts was $3.6 million and $3.8 million at December 31, 2023 and 2022, respectively. The Company’s policy is to measure expected credit losses on accounts receivable based on historical experience, current conditions and reasonable forecasts. During 2023 and 2022, we sold, without recourse, $130.6 million and $131.3 million, respectively, of accounts receivable to mitigate accounts receivable concentration risk and to increase working capital efficiency. Sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets, and the proceeds are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Expense in the amount of $2.4 million and $1.0 million in 2023 and 2022, respectively, related to the discount on sale of accounts receivable is recorded in the Consolidated Statements of Operations.

Inventories:    Inventories are valued using first-in, first-out or the weighted-average inventory method and stated at the lower of cost or net realizable value.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Major Classes of Inventories	December 31, 2023	December 31, 2022
Raw materials and supplies	$107.6	$105.0
Work in process	50.1	42.9
Finished goods	253.4	258.6
Inventories, net	$411.1	$406.5

Other Inventory Items
Inventory reserves	$(42.9)	$(38.5)
Consigned inventory	$9.7	$11.5

Property, Plant and Equipment: Property, plant and equipment is carried at cost. Additions and improvements that extend the lives of assets are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. Depreciation of fixed assets, including amounts capitalized under finance leases, is computed by the straight-line method based on the estimated useful lives of the assets ranging from five to 40 years for buildings, and three to 20 years for machinery and equipment.

The following table summarizes property, plant and equipment:

	December 31, 2023	December 31, 2022
Land and land improvements	$9.0	$9.0
Buildings	63.3	59.8
Machinery and equipment	362.5	338.8
Leased property under finance leases	28.9	28.3
Total property, plant and equipment	463.7	435.9
Less: Accumulated depreciation	278.9	255.2
Property, plant and equipment, net	$184.8	$180.7

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$25.0	$23.5	$23.5

Goodwill and Indefinite-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“ASC 350”), goodwill and indefinite life intangible assets are not amortized but rather are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be an indicator of impairment in accordance with ASC 350. Goodwill is tested for impairment at the reporting unit level and is based on the net assets of each reporting unit, including goodwill and intangible assets, compared to its fair value. Our reporting units have been identified one level below the operating segment level. The Company completed its annual goodwill and indefinite-lived intangibles impairment testing as of October 1 of each year, noting no impairment. To determine fair value for goodwill testing purposes, the Company uses an income approach, utilizing a discounted cash flow model based on forecasted cash flows and weighted average cost of capital, and a market multiple approach. To determine fair value for indefinite-lived intangibles testing, the Company uses a relief-of-royalty method.

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

Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the Credit Agreement (as defined in Note 9) approximate fair value at December 31, 2023 and December 31, 2022 because of the short-term nature of these instruments. The fair values of long-term debt and pension plan assets are disclosed in Note 9 and Note 14, respectively.

The Company has not changed its valuation techniques for measuring fair value during 2023, and there were no transfers between levels during the periods presented.
Pensions: We account for our pensions in accordance with ASC Topic 715, "Compensation — Retirement Benefits." Net actuarial gains and losses are amortized to expense when they exceed the 10% accounting corridor, based on the greater of the plan assets or benefit obligations, over an average employee's future service period. Refer to Note 14 for more information.

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

We have elected to account for global intangible low-taxed income (“GILTI”) as a current period expense. The impact of GILTI at December 31, 2023 and 2022 was tax expense of $2.4 million and $1.8 million, respectively.

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

Concentration of Credit Risk: The Company sells its products to customers in diversified industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

specific customers, historical trends, current conditions and reasonable forecasts. As of December 31, 2023 and 2022, the Company had uncollateralized receivables with five customers in the automotive industry, each with several locations, aggregating $26.3 million and $28.1 million, respectively, which represented approximately 10% and 11%, respectively, of the Company’s trade accounts receivable. During 2023 and 2022, sales to these customers amounted to approximately $259.5 million and $218.5 million, respectively, which represented approximately 16% and 15%, respectively, of the Company’s net sales.

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

Warranties: The Company estimates the amount of warranty claims on sold products that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$5.2	$7.2	$6.4
Claims paid during the year	(2.1)	(2.3)	(1.9)
Warranty expense	2.2	1.0	3.1
Foreign currency translation	0.2	(0.7)	(0.4)
Balance at December 31	$5.5	$5.2	$7.2

Accounting Standards Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024.

No other recently issued ASUs are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 2 — Revenue

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. In this segment, revenue is recognized for certain revenue streams at a point in time, and over time for other revenue streams. For point in time arrangements, revenue is recognized at the shipping point, as that is when control transfers to the customer. For over time arrangements, revenue is recognized over the time during which products are manufactured or services are performed, as control transfers under these arrangements over a period of time. Over time arrangements represent 18% of the Company's total consolidated sales for the year ended December 31, 2023. The Company uses the input method to calculate the contract revenues to be recognized, which utilizes costs incurred to date in relation to total expected costs to satisfy the Company’s performance obligation under the contract. Incurred costs represent work performed and therefore best depict the transfer of control to the customer.

For over time arrangements, contract liabilities relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $53.9 million and $52.6 million at December 31, 2023 and December 31, 2022, respectively, are recorded as Other accrued expenses in the Consolidated Balance Sheets.

For over time arrangements, contract assets relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $59.9 million and $56.7 million at December 31, 2023 and December 31, 2022, respectively, are recorded as Other current assets in the Consolidated Balance Sheets.

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

	Year Ended December 31,
	2023	2022	2021
PRODUCT LINE
Supply Technologies	$661.7	$615.6	$539.5
Engineered specialty fasteners and other products	101.7	95.9	80.0
Supply Technologies Segment	763.4	711.5	619.5

Fuel, rubber and plastic products	427.8	388.8	321.5
Assembly Components Segment	427.8	388.8	321.5

Industrial equipment	335.1	277.3	247.0
Forged and machined products	133.4	115.3	89.0
Engineered Products Segment	468.5	392.6	336.0

Total revenues	$1,659.7	$1,492.9	$1,277.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
Year Ended December 31, 2023
GEOGRAPHIC REGION
United States	$458.8	$300.3	$264.7	$1,023.8
Europe	151.9	17.6	68.0	237.5
Asia	64.9	30.1	69.4	164.4
Mexico	71.9	45.1	15.6	132.6
Canada	13.2	30.2	35.2	78.6
Other	2.7	4.5	15.6	22.8
Total	$763.4	$427.8	$468.5	$1,659.7

Year Ended December 31, 2022
GEOGRAPHIC REGION
United States	$432.8	$282.1	$222.2	$937.1
Europe	126.1	16.4	64.9	207.4
Asia	67.1	21.9	60.2	149.2
Mexico	69.4	37.7	15.7	122.8
Canada	12.4	27.5	21.4	61.3
Other	3.7	3.2	8.2	15.1
Total	$711.5	$388.8	$392.6	$1,492.9

Year Ended December 31, 2021
GEOGRAPHIC REGION
United States	$370.3	$207.9	$173.3	$751.5
Europe	114.0	13.8	64.5	192.3
Asia	58.1	26.2	51.8	136.1
Mexico	62.4	48.0	17.6	128.0
Canada	11.5	24.1	18.7	54.3
Other	3.2	1.5	10.1	14.8
Total	$619.5	$321.5	$336.0	$1,277.0

NOTE 3 — Segments
The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income (loss), which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or are corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating (loss) income reconciles to consolidated income (loss) before income taxes by deducting corporate costs, certain non-cash and/or non-operating items; Other components of pension and other postretirement benefits (“OPEB”) income, net; and interest expense, net.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Results by business segment were as follows:

	Year Ended December 31,
	2023	2022	2021
Net sales:
Supply Technologies	$763.4	$711.5	$619.5
Assembly Components	427.8	388.8	321.5
Engineered Products	468.5	392.6	336.0
	$1,659.7	$1,492.9	$1,277.0
Segment operating income (loss):
Supply Technologies	$59.0	$45.7	$42.8
Assembly Components	33.4	1.1	(2.6)
Engineered Products	18.7	14.8	(12.2)
Total segment operating income	111.1	61.6	28.0
Corporate costs	(27.7)	(29.9)	(25.3)
Gains on sales of assets, net	—	2.4	14.7
Operating income	83.4	34.1	17.4
Other components of pension and other postretirement benefits income, net	2.5	11.1	9.7
Interest expense, net	(45.6)	(33.8)	(27.1)
Income from continuing operations before income taxes	$40.3	$11.4	$—

	Year Ended December 31,
	2023	2022	2021
Capital expenditures:
Supply Technologies	$6.3	$3.4	$4.1
Assembly Components	8.4	8.2	7.6
Engineered Products	12.7	15.2	10.4
Corporate	0.8	0.1	0.2
	$28.2	$26.9	$22.3
Depreciation and amortization expense:
Supply Technologies	$6.6	$6.0	$5.5
Assembly Components	13.4	13.7	14.7
Engineered Products	11.5	10.1	10.2
Corporate	0.2	0.3	—
	$31.7	$30.1	$30.4
Identifiable assets:
Supply Technologies	$462.8	$465.7	$398.5
Assembly Components	289.5	306.1	310.6
Engineered Products	462.0	436.9	414.9
Corporate	149.2	141.7	132.9
Assets held-for-sale by discontinued operations	—	107.2	122.1
	$1,363.5	$1,457.6	$1,379.0

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2023, 2022 and 2021, approximately 67%, 71% and 71%, respectively, of the Company’s assets were located in the United States.

NOTE 4 — Discontinued Operations

On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling $15.0 million payable to the Company on December 31, 2024, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. In connection with the sale agreement, the promissory note of $25.0 million previously issued to the Company was deemed to be satisfied in full.

	Year Ended December 31,
	2023	2022	2021
Net sales	$180.6	$210.4	$161.0
Cost of sales	164.9	220.0	169.3
Selling, general and administrative	15.8	14.2	11.5
Restructuring and other special charges	—	3.9	4.0
Goodwill impairment	—	—	4.6
Operating loss	(0.1)	(27.7)	(28.4)
Interest expense[1]	(3.3)	(2.8)	(3.0)
Loss from operation of discontinued operations	(3.4)	(30.5)	(31.4)
Loss on sale of discontinued operations	(28.3)	—	—
Loss on classification as held-for-sale	—	(1.8)	—
Income tax benefit	5.5	8.0	5.5
Loss from discontinued operations, net of tax	$(26.2)	$(24.3)	$(25.9)
(1) - Interest expense includes an allocation of interest that is not directly attributable to our Aluminum Products business, totaling $3.0 million, $2.5 million and $2.6 million in 2023, 2022 and 2021, respectively.

NOTE 5 — Plant Closure and Consolidation

During 2023, 2022 and 2021, the Company incurred the following expenses related to plant closure and consolidation in connection with its profit-improvement actions across its businesses.

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

	Cash Proceeds from Sales of Assets	Net Book Value	Gains on Sales of Assets
2023	$0.6	$0.6	$—
2022	$9.5	$7.1	$2.4
2021	$20.3	$5.6	$14.7

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

The Company has paid $7.6 million for Charter as of December 31, 2023 and is scheduled to pay the remaining balance throughout 2024.

In August 2022, the Company acquired Southern Fasteners & Supply, Inc. (“Southern Fasteners”) for $18.7 million, net of cash acquired. The purchase price included cash of $16.7 million paid at closing plus $0.5 million paid in 2023 (included in Business acquisitions, net of cash acquired in the Consolidated Statements of Cash Flows) and a $1.5 million Note that will be paid to the seller in 2024. Southern Fasteners, which is included in our Supply Technologies segment, is headquartered in Winston-Salem, North Carolina. Southern Fasteners provides commercial fasteners and industrial supplies to a diverse base of maintenance, repair and operations (“MRO”) and original equipment manufacturing (“OEM”) customers throughout the United

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

States and specializes in the design of customized inventory programs for its customers. Southern Fasteners complements Supply Technologies’ continued efforts to grow the initiatives centered around industrial supply and MRO products to our global OEM customer base.

In 2021, the Company acquired NYK Component Solutions Limited (“NYK”). NYK, which is included in our Supply Technologies segment, is headquartered in Southampton, United Kingdom and is a leading distributor of circular connectors and accessories for use in aerospace, defense, and other industrial applications. NYK provides complementary products to our existing products in Supply Technologies.

The Company paid $7.2 million for NYK, including $5.4 million in cash at closing and an additional $0.6 million in 2022 and $1.3 million in 2023 related to contingent considerations based on profitability over the two years after the acquisition.

NOTE 7 — Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
Balance at January 1, 2022	$16.3	$51.5	$38.2	$106.0
Acquisition	6.2	—	—	6.2
Foreign currency translation	(1.4)	(0.2)	(1.7)	(3.3)
Balance at December 31, 2022	21.1	51.3	36.5	108.9
Foreign currency translation	0.7	0.1	0.5	1.3
Balance at December 31, 2023	$21.8	$51.4	$37.0	$110.2

NOTE 8 — Other Intangible Assets

		December 31, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	7.9	$94.5	$60.5	$34.0	$93.8	$55.2	$38.6
Indefinite-lived tradenames	*	25.9	*	25.9	25.7	*	25.7
Technology	11.5	22.8	10.0	12.8	22.4	8.8	13.6
Other	4.1	4.8	4.2	0.6	4.8	4.0	0.8
Total		$148.0	$74.7	$73.3	$146.7	$68.0	$78.7

* Not applicable, as these tradenames have an indefinite life.

Amortization expense of other intangible assets as follows:

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$6.7	$6.6	$6.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

We estimate amortization expense for the five years subsequent to 2023 as follows:

2024	$6.5
2025	$6.5
2026	$6.1
2027	$6.1
2028	$5.2

NOTE 9 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at December 31, 2023	December 31, 2023	December 31, 2022
Senior Notes due 2027	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	6.94% - 7.19%	263.5	285.3
Finance leases	Various	Various	16.3	18.5
Other	Various	Various	15.9	15.3
Total debt			645.7	669.1
Less: Current portion of long-term debt and short-term debt			(9.4)	(10.9)
Less: Unamortized debt issuance costs			(2.9)	(3.1)
Total long-term debt, net			$633.4	$655.1

On September 13, 2023, ParkOhio entered into the Eighth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, ParkOhio has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of December 31, 2023, we had borrowing availability of $103.3 million under the Credit Agreement.

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

The following table represents fair value information of the Notes, classified as Level 1, at December 31, 2023 and 2022. The fair value was estimated using quoted market prices.

	December 31, 2023	December 31, 2022
Carrying amount	$350.0	$350.0
Fair value	$330.2	$227.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Maturities of short-term and long-term debt, excluding finance leases, during each of the five years subsequent to December 31, 2023 are as follows:

2024	$5.5
2025	$5.1
2026	$2.8
2027	$614.2
2028	$0.9

Foreign subsidiaries of the Company had $11.8 million of borrowings at December 31, 2023 and $10.9 million at December 31, 2022.
We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $32.8 million at December 31, 2023 and $41.0 million at December 31, 2022.

The weighted average interest rate on all debt was approximately 6.6% in 2023, 5.1% in 2022 and 4.8% in 2021.

NOTE 10 — Income Taxes

(Loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
United States	$(1.0)	$(20.6)	$(25.7)
Outside the United States	41.3	32.0	25.7
	$40.3	$11.4	$—
Income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current expense (benefit):
Federal	$1.3	$(1.6)	$(4.7)
State	0.1	(0.2)	0.3
Foreign	13.9	9.4	9.4
	15.3	7.6	5.0
Deferred (benefit) expense:
Federal	(7.3)	(8.0)	(6.6)
State	(1.2)	0.8	(0.6)
Foreign	1.1	(1.1)	0.7
	(7.4)	(8.3)	(6.5)
Income tax expense (benefit)	$7.9	$(0.7)	$(1.5)

In 2023, the effective tax rate of 19.6% approximated the U.S. statutory rate of 21%, as the tax benefits of the foreign tax credit and research and development tax credit were offset by the tax expense of foreign earnings, GILTI and non-deductible expenses.

In 2022, the Company completed a research and development tax credit study for the current year as well as U.S. tax years open under statute. The completed study resulted in additional research and development tax credit benefits being recorded in 2022.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020 to address the impact of the COVID-19 pandemic. Significant impacts of the CARES Act include the ability to carry back a net operating loss five years and an increase of the Internal Revenue Code Section 163(j) interest expense disallowance limitations from 30% to 50% of adjusted taxable income. The Company has recorded a significant benefit for the impact of the net operating loss carryback, which provides for refunds related to tax years in which the U.S. tax rate was 35% versus the current U.S. tax rate of 21%. This additional tax benefit of 14% increased the 2021 tax benefit.

A reconciliation of income tax expense (benefit) computed by applying the statutory federal income tax rate to income tax benefit as recorded is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at U.S. statutory rate	$8.5	$2.3	$(0.1)
Effect of state income taxes, net	(1.1)	0.3	(0.3)
Effect of foreign operations	4.4	3.0	1.9
Valuation allowance	(1.3)	0.8	(0.1)
Uncertain tax positions	0.3	0.4	(0.3)
Non-deductible items	2.3	(0.2)	0.9
Equity compensation	1.4	1.4	0.6
CARES Act NOL carryback	—	—	(3.1)
Foreign tax credit	(4.3)	(4.1)	(1.4)
Other tax credits	(3.3)	(5.6)	(0.4)
GILTI	2.4	1.8	1.4
FDII	(0.8)	(0.2)	—
Other, net	(0.6)	(0.6)	(0.6)
Income tax expense (benefit) as recorded	$7.9	$(0.7)	$(1.5)

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
Deferred income tax assets:
Postretirement benefit obligation	$0.3	$0.4
Inventory	13.0	12.8
Net operating loss and credit carryforwards	18.9	17.8
Operating lease liabilities	11.3	13.3
Compensation	3.7	2.3
Capitalized research and development expenditures	13.1	10.8
Disallowed interest	11.5	7.9
Other	3.7	3.6
Total deferred income tax assets	75.5	68.9
Deferred income tax liabilities:
Depreciation	15.7	19.3
Pension	17.0	14.1
Intangible assets	16.0	16.2
Lease right-of-use assets	11.3	13.3
Other	4.8	3.1
Total deferred income tax liabilities	64.8	66.0
Net deferred income tax assets prior to valuation allowances	10.7	2.9
Valuation allowances	(7.3)	(8.6)
Net deferred income tax asset (liability)	$3.4	$(5.7)

At December 31, 2023, the Company has U.S., state and foreign net operating loss carryforwards as well as U.S. foreign tax credit carryforwards and research and development tax credit carryforwards for income tax purposes. The foreign net operating loss carryforward is $26.9 million, of which $13.9 million expires between 2024 and 2043 and the remainder has no expiration date. The Company has a tax benefit from a state net operating loss carryforward of $3.9 million, of which $3.5 million expires between 2024 and 2043 and the remainder has no expiration date. The Company also has a non-consolidated U.S. net operating loss carryforward of $1.2 million that expires between 2036 and 2038. The Company has recorded a valuation allowance of $7.1 million against these net operating loss carryforwards in jurisdictions where those losses are not expected to be realized. The foreign tax credit carryforward is $1.9 million and expires between 2031 and 2033. The U.S. research and development tax credit carryforward is $3.6 million and expires between 2042 and 2043.

As of December 31, 2023 and 2022, the Company was in a cumulative three-year loss position. The Company has determined that it was more likely than not that its U.S. deferred tax assets will be realized. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when appropriate under ASC 740.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Unrecognized Tax Benefit — January 1	$0.8	$1.0	$2.1
Gross Increases to Tax Positions Related to Prior Years	—	0.3	—
Gross Decreases related to settlements with taxing authorities	—	—	(0.1)
Expiration of Statute of Limitations	(0.3)	(0.5)	(1.0)
Unrecognized Tax Benefit — December 31	$0.5	$0.8	$1.0
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.1 million at both December 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2023 and 2022, the Company recognized a tax benefit of approximately $0.1 million in net interest and penalties due to the expiration of various uncertain tax positions. The Company had approximately $0.1 million for the payment of interest and penalties accrued at both December 31, 2023 and 2022. It is reasonably possible that, within the next twelve months, the amount of gross unrecognized tax benefits could be reduced by approximately $0.1 million as a result of the closure of tax statutes related to existing uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2015 through 2023 remain open for examination by the Internal Revenue Service and 2008 through 2023 remain open for examination by various state and foreign taxing authorities.

As of December 31, 2023, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $237.9 million. Because $135.9 million of such earnings have previously been subject to the one-time transition taxes required by the U.S. Tax Cuts and Jobs Act (the “TCJA”), any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

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

A summary of Holdings' time-based and performance-based activity for the year ended December 31, 2023 is as follows:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(in whole shares)		(in whole shares)
Outstanding — beginning of year	716,242	$20.53	50,000	$32.55
Granted(a)	395,983	16.43	—	—
Vested	(346,188)	19.93	—	—
Cancelled or expired	(10,973)	17.72	(50,000)	32.55
Outstanding — end of year	755,064	$18.74	—	$—
(a) Included in the granted amount are 9,000 restricted share units.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The Company recognized compensation expense of $6.5 million, $7.2 million and $6.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, relating to time-based awards and performance-based awards.
The 50,000 share performance-based award in 2019 relates to a five-year cumulative profit target through 2023. As of December 31, 2023, these shares have expired and no compensation expense was recognized as achievement of the performance target was not met.

The total fair value of restricted shares and share units that vested during the years ended December 31, 2023, 2022 and 2021 was $6.9 million, $6.5 million and $6.7 million, respectively.

As of December 31, 2023, the Company had unrecognized compensation expense of $7.9 million related to restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of 1.9 years.

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

In addition to the routine claims, suits, investigations and proceedings and asserted claims noted above, we are also a co-defendant in approximately 132 cases asserting claims on behalf of approximately 184 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants.

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

During 2023, the Company obtained right-of-use assets in exchange for new operating lease liabilities of $2.0 million.

Balance Sheet as of December 31, 2023 and 2022

	Classification on the Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$44.7	$54.7
Finance lease assets	Property, plant and equipment, net	22.2	23.3
Total lease assets		$66.9	$78.0

Liabilities
Current
Operating	Current portion of operating lease liabilities	$10.6	$11.2
Finance	Current portion of long-term debt and short-term debt	3.8	4.3
Noncurrent
Operating	Long-term operating lease liabilities	34.4	43.7
Finance	Long-term debt	12.5	14.2
Total lease liabilities		$61.3	$73.4

Weighted-average remaining lease term (in years)
Operating leases		5.5	6.2
Finance leases		5.3	5.6
Weighted-average discount rate
Operating leases		5.2%	5.8%
Finance leases		5.8%	5.6%

Lease Expense for 2023, 2022 and 2021

Operating lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2023	2022	2021
Finance lease expense
Amortization of right-of-use assets	$1.7	$3.2	$1.4
Interest on lease liabilities	1.0	0.3	0.3
Operating lease expense	14.8	15.2	14.7
Other lease expense(1)	9.9	6.9	7.6
Total lease expense	$27.4	$25.6	$24.0

(1) - Other lease expense includes variable lease costs and short-term lease costs.

Cash Flow Information for 2023, 2022 and 2021

	2023	2022	2021
Amounts included in the Consolidated Statements of Cash Flows:
Operating cash outflows for operating leases	$(14.3)	$(14.5)	$(14.6)
Operating cash outflows for finance leases	$(1.0)	$(0.3)	$(0.3)
Financing cash inflows (outflows) for finance leases	$0.9	$8.5	$(0.3)

Maturities of Lease Liabilities as of December 31, 2023, were as follows:

	Operating Leases	Finance Leases
2024	$13.1	$4.3
2025	10.2	3.0
2026	7.7	2.6
2027	6.3	2.4
2028	5.3	2.3
Thereafter	10.0	4.8
Total lease payments	52.6	19.4
Less: amount of lease payments representing interest	(7.6)	(3.1)
Total present value of future lease payments	$45.0	$16.3

Certain of the Company’s leases are with related parties at an annual rental expense of approximately $3.6 million. Transactions with related parties are not material to the Company’s financial position, results of operations or cash flows.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the changes in benefit obligation, plan assets, funded status and amounts recognized in the consolidated balance sheet for the defined benefit pension and postretirement benefit plans as of December 31, 2023 and 2022:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$67.6	$83.7	$5.2	$6.9
Service cost	4.3	4.3	—	—
Interest cost	3.5	1.8	0.3	0.1
Actuarial loss (gain)	3.2	(15.8)	0.2	(0.8)
Benefits and expenses paid	(6.2)	(6.4)	(0.7)	(1.0)
Curtailment loss - discontinued operations	0.4	—	—	—
Benefit obligation at end of year	$72.8	$67.6	$5.0	$5.2
Change in plan assets
Fair value of plan assets at beginning of year	$131.5	$169.9	$3.6	$4.5
Actual return (loss) on plan assets	22.6	(32.0)	0.5	0.1
Benefits and expenses paid	(6.2)	(6.4)	(0.7)	(1.0)
Fair value of plan assets at end of year	$147.9	$131.5	$3.4	$3.6
Funded (underfunded) status of the plans	$75.1	$63.9	$(1.6)	$(1.6)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Pension assets	$75.1	$63.9	$—	$—
Other current liabilities	—	—	—	—
Other long-term liabilities	—	—	1.6	1.6
	$75.1	$63.9	$1.6	$1.6
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$26.8	$39.9	$2.0	$2.4
Net prior service cost	0.1	0.1	—	—
Accumulated other comprehensive loss	$26.9	$40.0	$2.0	$2.4

The pension plan weighted-average asset allocation at December 31, 2023 and 2022 and target allocation for 2024 are as follows:

		Plan Assets
	Target 2024	2023	2022
Asset Category
Equity securities	45-75%	56.0%	56.0%
Debt securities	15-35%	16.0%	16.0%
Other	0-25%	28.0%	28.0%
	100%	100%	100%

The following table sets forth, by level within the fair value hierarchy, the pension plans assets:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2023		2022
	Level 1	Total	Level 1	Total
Common stock	$22.3	$22.3	$24.3	$24.3
Equity securities	58.3	58.3	47.1	47.1
Foreign stock	4.7	4.7	4.9	4.9
U.S. Government obligations	9.2	9.2	6.9	6.9
Fixed income securities	3.0	3.0	4.0	4.0
Corporate bonds	11.7	11.7	10.5	10.5
Cash and cash equivalents	6.5	6.5	7.7	7.7
Total	$115.7		$105.4
Investments measured at net asset value:
Common collective trusts		11.4		7.1
Hedge funds		24.2		22.6
Postretirement benefit assets		(3.4)		(3.6)
Total assets at fair value		$147.9		$131.5

Valuation Methodologies: Following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023 and 2022.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Weighted-Average assumptions as of December 31,
	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Assumptions used to determine benefit obligation at year-end
Discount rate	5.14%	5.48%	2.80%	5.06%	5.41%	2.49%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend rate	N/A	N/A	N/A	6.75%	7.00%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2031	2028	2028
Assumptions used to determine expense
Discount rate for benefit obligations	5.48%	2.80%	2.40%	5.40%	2.51%	2.04%
Discount rate for service costs	5.53%	2.85%	2.47%	5.42%	2.88%	2.44%
Discount rate for interest costs	5.35%	2.21%	1.66%	5.29%	1.96%	1.33%
Expected return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Medical health care benefits rate increase	N/A	N/A	N/A	6.75%	7.00%	6.25%
Medical drug benefits rate increase	N/A	N/A	N/A	6.75%	7.00%	6.25%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year of ultimate trend rate	N/A	N/A	N/A	2031	2028	2028

In determining its expected return on plan assets assumption for the year ended December 31, 2023, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, and an assumed long-term inflation rate. This assumption was supported by the asset return generation model, which projected future asset returns using simulation and asset class correlation.

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Service costs	$4.3	$4.3	$4.2	$—	$—	$—
Interest costs	3.5	1.8	1.4	0.3	0.1	0.1
Expected return on plan assets	(9.9)	(12.9)	(12.3)	(0.3)	(0.3)	—
Recognized net actuarial loss	3.6	—	0.8	0.3	0.2	0.3
Benefit costs (income) - continuing operations	1.5	(6.8)	(5.9)	0.3	—	0.4
Curtailment loss - discontinued operations	0.4	—	—	—	—	—
Total benefit (income) costs	$1.9	$(6.8)	$(5.9)	$0.3	$—	$0.4
Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss (“AOCI”)
AOCI at beginning of year	$40.0	$10.9	$21.5	$2.4	$2.2	$3.0
Net income arising during the year	(3.7)	—	(0.8)	(0.3)	(0.2)	(0.3)
Recognition of actuarial (gain) loss	(9.4)	29.1	(9.8)	(0.1)	0.4	(0.5)
Total recognized in accumulated other comprehensive loss at end of year	$26.9	$40.0	$10.9	$2.0	$2.4	$2.2

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Below is a table summarizing the Company’s expected future benefit payments and the expected payments due to Medicare subsidy over the next ten years:

		Postretirement Benefits
	Pension Benefits	Gross	Expected Medicare Subsidy	Net including Medicare Subsidy
2024	$11.0	$0.8	$0.7	$0.1
2025	6.5	0.7	0.6	0.1
2026	6.7	0.7	0.6	0.1
2027	6.7	0.6	0.6	—
2028	6.5	0.5	0.5	—
2029 to 2033	31.7	2.2	2.0	0.2

The Company expects to make no contributions to its defined benefit plans in 2024 and beyond, as pension and postretirement benefits are expected to be paid out of plan assets.

In January 2008, a Supplemental Executive Retirement Plan (“SERP”) for the Former CEO was approved by the Compensation Committee of the Board of Directors of the Company. The SERP provides an annual supplemental retirement benefit of up to $0.4 million upon the Former CEO’s termination of employment with the Company. The Former CEO is fully vested in the SERP, which has a balance of $1.7 million as of December 31, 2023.

NOTE 15 — Accumulated Other Comprehensive Income (Loss)

The components of and changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
Balance at January 1, 2021	$(8.3)	$(9.8)	$(18.1)
Currency translation	(10.0)	—	(10.0)
Pension and OPEB activity, net of tax	—	8.9	8.9
Balance at December 31, 2021	(18.3)	(0.9)	(19.2)
Currency translation	(19.9)	—	(19.9)
Pension and OPEB activity, net of tax	—	(22.7)	(22.7)
Balance at December 31, 2022	(38.2)	(23.6)	(61.8)
Currency translation	7.7	—	7.7
Pension and OPEB activity, net of tax	—	10.4	10.4
Balance at December 31, 2023	$(30.5)	$(13.2)	$(43.7)

No income taxes are provided on currency translation as foreign earnings are considered permanently re-invested.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

NOTE 16 — Subsequent Event

Effective February 29, 2024, the Company acquired all of the outstanding shares of EMA Indutec GmbH (“EMA”), headquartered in Meckesheim, Germany, from the Aichelin Group, headquartered in Modling, Austria. EMA, a leading manufacturer of induction heating equipment and converters, operates through its two locations in Meckesheim, Germany and Beijing, China. The acquisition strengthens our global induction heating expertise throughout Europe and expands our portfolio of induction equipment brands and our aftermarket service capabilities. The cash purchase price for the acquisition was approximately $14 million.

Supplementary Financial Data

Schedule II

Park-Ohio Industries, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other		Balance at End of Period
Year Ended December 31, 2023:
Allowances deducted from assets:
Trade receivable allowances	$3.8	2.3	(2.5)	(A)	$3.6
Inventory reserves	38.5	9.2	(4.8)	(B)	42.9
Tax valuation allowances	8.6	(1.3)	—		7.3
Year Ended December 31, 2022:
Allowances deducted from assets:
Trade receivable allowances	$5.2	1.9	(3.3)	(A)	$3.8
Inventory reserves	37.5	8.4	(7.4)	(B)	38.5
Tax valuation allowances	6.1	2.5	—		8.6
Year Ended December 31, 2021:
Allowances deducted from assets:
Trade receivable allowances	$5.1	3.0	(2.9)	(A)	$5.2
Inventory reserves	39.3	12.2	(14.0)	(B)	37.5
Tax valuation allowances	6.5	(0.4)	—		6.1
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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, management carried out an evaluation, with participation of our Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2023. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). Based upon the evaluation described above under the framework contained in the COSO Report, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP to the Company and its parent for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$1,926,000	$2,025,000
Audit-Related Fees	—	—
Tax Fees	163,889	383,750
All Other Fees	5,000	5,000
Total	$2,094,889	$2,413,750

Audit fees included fees associated with the annual audit; the reviews of quarterly reports on Form 10-Q; the audit of management's assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 related to Park-Ohio Holdings Corp.; and audit services and consultations in connection with acquisitions and divestitures, information technology system implementations, implementation of new accounting pronouncements and other non-recurring projects.

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

4.10
Consent and Amendment No. 8 to the Seventh Amended and Restated Credit Agreement, dated September 13, 2023, among Park-Ohio Industries, Inc., RB&W Corporation of Canada, the European Borrowers (as defined therein) party thereto, the other Loan Parties (as defined therein), the Lenders (as defined therein), JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as European agent and J.P. Morgan Securities Inc., as sole lead arranger and bookrunning manager (filed as Exhibit 4.1 to Form 8-K of Park-Ohio Holdings Corp. filed on September 18, 2023, SEC File No. 000-03134 and incorporated herein by reference).

10.1	Form of Indemnification Agreement entered into between Park-Ohio Industries, Inc. and each of its directors and certain officers (filed as Exhibit 10.1 to the Form 10-K of Park-Ohio Industries, Inc. for the year ended December 31, 1998, SEC File No. 333-43005 and incorporated by reference and made a part hereof)

10.2*
2015 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 4, 2015, SEC File No. 333-204713 and incorporated by reference and made a part hereof)

10.3*
2018 Equity and Incentive Compensation Plan (filed as Exhibit 4.4 to Form S-8 of Park-Ohio Holdings Corp., filed on June 27, 2018, SEC File No. 333-225915 and incorporated by reference and made a part hereof)

10.4*
2021 Equity and Incentive Compensation Plan (Amended and Restated Effective May 17, 2023) (filed as Exhibit 4.3 to Form S-8 of Park-Ohio Holdings Corp., filed on May 18, 2023, SEC File No. 333-272137 and incorporated by reference and made a part hereof)

10.5*
Form of Restricted Share Agreement between the Company and each non-employee director (filed as Exhibit 10.1 to Form 8-K of Park-Ohio Holdings Corp., filed on January 25, 2005, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.6*
Form of Restricted Share Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for Park-Ohio Holdings Corp. for the quarter ended September 30, 2006, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.7*
Form of Incentive Stock Option Agreement (filed as Exhibit 10.5 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.8*
Form of Non-Statutory Stock Option Agreement (filed as Exhibit 10.6 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2004, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.9*
Park-Ohio Industries, Inc. Annual Cash Bonus Plan (filed as Exhibit 10.2 to the Form 10-Q for Park-Ohio Holdings Corp, filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.10*
Form of Performance Based Restricted Share Agreement (filed as Exhibit 10.1 to Form 10-Q of Park-Ohio Holdings Corp. filed August 10, 2015, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.11*
Supplemental Executive Retirement Plan for Edward F. Crawford, effective as of March 10, 2008 (filed as Exhibit 10.9 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.12*
Non-qualified Defined Contribution Retirement Benefit Letter Agreement for Edward F. Crawford, dated March 10, 2008 (filed as Exhibit 10.10 to Form 10-K of Park-Ohio Holdings Corp. for the year ended December 31, 2007, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

10.13*
2009 Director Supplemental Defined Contribution Plan of Park-Ohio Holdings Corp. (Filed as Exhibit 10 to Form 10-Q of Park-Ohio Holdings Corp. filed May 10, 2011, SEC File No. 000-03134 and incorporated by reference and made a part hereof)

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

Date: March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

* Matthew V. Crawford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 6, 2024
* Patrick W. Fogarty	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Patrick V. Auletta	Director
* Edward F. Crawford	Director
* John D. Grampa	Director
* Howard W. Hanna IV	Director
* Dan T. Moore, III	Director
* Ronna Romney	Director
* Steven H. Rosen	Director
* James W. Wert	Director

*	The undersigned, pursuant to a Power of Attorney executed by each of the directors and officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this report on behalf of each of the persons noted above, in the capacities indicated.

March 6, 2024	By:	/s/ Robert D. Vilsack
Robert D. Vilsack, Chief Legal and Administrative Officer, Corporate Secretary