Form 10-Q
period 2024-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2024-04-30
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of March 31, 2024, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$51.5	$44.7
Accounts receivable, net	283.8	263.3
Inventories, net	428.5	411.1
Receivable from affiliates	33.6	33.3
Other current assets	109.9	95.4
Total current assets	907.3	847.8
Property, plant and equipment, net	183.9	184.8
Operating lease right-of-use assets	44.9	44.7
Goodwill	114.2	110.2
Intangible assets, net	76.3	73.3
Other long-term assets	99.1	102.7
Total assets	$1,425.7	$1,363.5
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$199.3	$204.0
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	12.3	9.4
Current portion of operating lease liabilities	11.6	10.6
Accrued expenses and other	170.8	139.9
Total current liabilities	401.2	371.1
Long-term liabilities, less current portion:
Long-term debt	657.3	633.4
Long-term operating lease liabilities	33.6	34.4
Other long-term liabilities	20.5	19.4
Total long-term liabilities	711.4	687.2
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	304.0	295.6
Noncontrolling interests	9.1	9.6
Total equity	313.1	305.2
Total liabilities and shareholder's equity	$1,425.7	$1,363.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net sales	$417.6	$423.5
Cost of sales	346.2	356.3
Selling, general and administrative expenses	46.9	45.7
Restructuring, acquisition-related and other special charges	0.3	2.5
Operating income	24.2	19.0
Other components of pension and other postretirement benefits income, net	1.3	0.7
Interest expense, net	(12.0)	(10.8)
Income from continuing operations before income taxes	13.5	8.9
Income tax expense	(3.3)	(2.6)
Income from continuing operations	10.2	6.3
Loss (income) attributable to noncontrolling interests	0.5	(0.1)
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	10.7	6.2
Loss from discontinued operations, net of tax (Note 5)	(1.0)	(1.7)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$9.7	$4.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$9.2	$4.6
Other comprehensive (loss) income, net of tax:
Currency translation	(1.8)	3.3
Foreign currency forward contracts	—	(0.2)
Pension and other postretirement benefits	0.5	2.0
Total other comprehensive (loss) income	(1.3)	5.1
Total comprehensive income, net of tax	7.9	9.7
Comprehensive loss (income) attributable to noncontrolling interests	0.5	(0.1)
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$8.4	$9.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2024	—	$151.4	$187.9	$(43.7)	$9.6	$305.2
Other comprehensive income	—	—	9.7	(1.3)	(0.5)	7.9
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2024	—	$152.9	$196.1	$(45.0)	$9.1	$313.1

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2023	—	$144.9	$186.7	$(61.8)	$11.5	$281.3
Other comprehensive income	—	—	4.5	5.1	0.1	9.7
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2023	—	$146.5	$189.7	$(56.7)	$11.6	$291.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$10.2	$6.3
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	8.4	7.7
Stock-based compensation expense	1.5	1.6
Changes in operating assets and liabilities:
Accounts receivable	(16.1)	(9.0)
Inventories	(13.9)	(1.8)
Prepaid and other current assets	(5.8)	(6.5)
Accounts payable and accrued expenses	20.9	1.0
Other	(3.1)	0.6
Net cash provided by (used in) operating activities from continuing operations	2.1	(0.1)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(5.8)	(6.0)
Business acquisitions, net of cash acquired	(11.0)	(0.5)
Net cash used in investing activities from continuing operations	(16.8)	(6.5)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	24.0	3.2
Payments on other debt	(2.8)	(0.5)
Proceeds from other debt	7.1	3.0
(Payments on) proceeds from finance lease facilities, net	(0.8)	1.7
Payments related to prior acquisitions	—	(1.3)
Dividends paid to Parent	(1.5)	(1.5)
Net cash provided by financing activities from continuing operations	26.0	4.6
DISCONTINUED OPERATIONS:
Total used by operating activities	(3.6)	(6.4)
Total used by investing activities	—	(1.5)
Total used by financing activities	—	(0.7)
Decrease in cash and cash equivalents from discontinued operations	(3.6)	(8.6)
Effect of exchange rate changes on cash	(0.9)	0.4
Increase (decrease) in cash and cash equivalents	6.8	(10.2)
Cash and cash equivalents at beginning of period	44.7	49.3
Cash and cash equivalents at end of period	$51.5	$39.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 — New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is still evaluating the impact that the adoption will have on the consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024. The Company is still evaluating the impact that the adoption will have on the consolidated financial statements and disclosures.

No other recently-issued accounting standards updates are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 — Revenue

We disaggregate our revenue by product line and geographic region of our customers as we believe these metrics best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

	Three Months Ended March 31,
	2024	2023
	(In millions)
PRODUCT LINE
Supply Technologies	$167.6	$170.4
Engineered specialty fasteners and other products	29.3	25.4
Supply Technologies Segment	196.9	195.8

Fuel, rubber and plastic products	107.2	110.4
Assembly Components Segment	107.2	110.4

Industrial equipment	79.4	84.4
Forged and machined products	34.1	32.9
Engineered Products Segment	113.5	117.3

Total revenues	$417.6	$423.5

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2024
GEOGRAPHIC REGION
United States	$113.5	$71.5	$63.7	$248.7
Europe	39.0	4.5	18.9	62.4
Asia	20.7	8.5	14.9	44.1
Mexico	19.4	13.7	3.7	36.8
Canada	3.8	7.9	7.8	19.5
Other	0.5	1.1	4.5	6.1
Total	$196.9	$107.2	$113.5	$417.6

Three Months Ended March 31, 2023
GEOGRAPHIC REGION
United States	$119.1	$81.0	$68.4	$268.5
Europe	39.0	4.5	15.6	59.1
Asia	15.1	5.7	16.5	37.3
Mexico	18.6	10.5	4.7	33.8
Canada	3.2	7.5	7.8	18.5
Other	0.8	1.2	4.3	6.3
Total	$195.8	$110.4	$117.3	$423.5

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $60.7 million and $59.9 million at March 31, 2024 and December 31, 2023, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $67.9 million and $53.9 million at March 31, 2024 and December 31, 2023, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate costs, which include but are not limited to executive and share-based compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; gains on sales of assets; other components of pension and other postretirement benefits income, net; and interest expense, net.

Results by business segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
NET SALES OF CONTINUING OPERATIONS:
Supply Technologies	$196.9	$195.8
Assembly Components	107.2	110.4
Engineered Products	113.5	117.3
	$417.6	$423.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Supply Technologies	$19.5	$14.0
Assembly Components	8.6	7.3
Engineered Products	3.5	4.6
Total segment operating income	31.6	25.9
Corporate costs	(7.4)	(6.9)
Operating income	24.2	19.0
Other components of pension and other postretirement benefits income, net	1.3	0.7
Interest expense, net	(12.0)	(10.8)
Income from continuing operations before income taxes	$13.5	$8.9

NOTE 5 — Discontinued Operations
On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling $15.0 million payable to the Company on approximately the one-year anniversary of the sale, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. The fair value of this contingent consideration, valued using recurring level 3 inputs, was approximately $9.5 million as of March 31, 2024.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net sales	$—	$46.9
Cost of sales	—	45.5
Selling, general and administrative	—	3.1
Operating loss	—	(1.7)
Interest expense	—	(0.7)
Loss from operation of discontinued operations	—	(2.4)
Loss from sale of discontinued operations	(1.3)	—
Income tax benefit	0.3	0.7
Loss from discontinued operations, net of tax	$(1.0)	$(1.7)

NOTE 6 — Acquisitions

In February 2024, the Company acquired all of the outstanding shares of EMA Indutec GmbH (“EMA”), headquartered in Meckesheim, Germany, from the Aichelin Group, headquartered in Modling, Austria. EMA, which is included in our Engineered Products segment, is a leading manufacturer of induction heating equipment and converters and operates through its two locations in Meckesheim, Germany and Beijing, China. The purchase price, net of cash acquired for the acquisition, was $11.0 million.

The allocation of the purchase price of EMA is subject to finalization of the Company's determination of the fair values of the assets acquired and the liabilities assumed as of the acquisition date and could be materially different than the estimates presented below. The final allocation, including primarily the valuation of acquired intangibles, is in process and will be completed no later than one year after the acquisition date. Below is the estimated purchase price allocation related to the acquisition of EMA:

(In millions)
Accounts receivable	$6.0
Inventories	4.7
Other current assets	0.5
Property, plant and equipment	1.3
Goodwill	4.4
Intangibles	5.1
Other assets	0.1
Accounts payable and accrued expenses	(10.0)
Deferred income tax liability	(1.1)
Total purchase price, net of cash acquired	$11.0

During 2024, the Company is scheduled to pay $2.9 million related to deferred purchase price for the 2022 acquisitions of Charter Automotive (Changzhou) Co. Ltd. and Southern Fasteners & Supply, Inc.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

NOTE 7 — Inventories

Inventories, net consist of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$111.3	$107.6
Work-in-process	59.6	50.1
Finished goods	257.6	253.4
Inventories, net	$428.5	$411.1

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Beginning balance	$5.5	$5.2
Claims paid	(0.4)	(0.9)
Warranty expense	0.6	1.0
Acquisition	0.6	—
Foreign currency translation	(0.1)	0.1
Ending balance	$6.2	$5.4

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended March 31, 2024, income tax expense was $3.3 million on pre-tax income from continuing operations of $13.5 million, representing an effective income tax rate of 24%. In the three months ended March 31, 2023, income tax expense was $2.6 million on pre-tax income of $8.9 million, representing an effective income tax rate of 29%.

NOTE 10 — Financing Arrangements

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2024	March 31, 2024	December 31, 2023
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	6.94% - 7.18%	287.5	263.5
Finance Leases	Various	Various	15.5	16.3
Other	Various	Various	19.3	15.9
Total debt			672.3	645.7
Less: Current portion of long-term debt and short-term debt			(12.3)	(9.4)
Less: Unamortized debt issuance costs			(2.7)	(2.9)
Total long-term debt			$657.3	$633.4

In September 2023, the Company amended its Eighth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of March 31, 2024, we had borrowing availability of $100.8 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $41.0 million at March 31, 2024 and $32.8 million at December 31, 2023.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	March 31, 2024	December 31, 2023
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$328.9	$330.2

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the three months ended March 31, 2024 is as follows:

	2024
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	755,064	$18.74
Granted	8,500	25.18
Vested	(10,178)	26.72
Canceled or expired	(5,435)	17.04
Outstanding - end of period	747,951	$18.68

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.5 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $6.5 million of unrecognized compensation cost related to non-vested stock-based compensation, which cost is expected to be recognized over a weighted-average period of 1.8 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 121 cases asserting claims on behalf of 174 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three months ended March 31, 2024 and 2023 were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(In millions)
Service costs	$1.6	$1.2	$—	$—
Interest costs	0.9	0.8	0.1	0.1
Expected return on plan assets	(2.7)	(2.5)	(0.1)	(0.1)
Recognized net actuarial loss	0.4	0.9	0.1	0.1
Net periodic benefit expense	$0.2	$0.4	$0.1	$0.1

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
Beginning balance	$(30.5)	$—	$(13.2)	$(43.7)	$(38.7)	$0.5	$(23.6)	$(61.8)
Currency translation(a)	(1.8)	—	—	(1.8)	3.3	—	—	3.3
Foreign currency forward contracts, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Pension and OPEB activity, net of tax	—	—	0.5	0.5	—	—	2.0	2.0
Ending balance	$(32.3)	$—	$(12.7)	$(45.0)	$(35.4)	$0.3	$(21.6)	$(56.7)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Supply Technologies provides our customers with Total Supply Management™, a proactive solutions approach that manages the efficiencies of every aspect of supplying production parts and materials to our customers’ manufacturing floor, from strategic planning to program implementation. Total Supply Management™ includes such services as engineering and design support, part usage and cost analysis, supplier selection, quality assurance, bar coding, product packaging and tracking, just-in-time and point-of-use delivery, electronic billing services and ongoing technical support. Our Supply Technologies business services customers in the following principal industries: heavy-duty truck; power sports and recreational equipment; aerospace and defense; semiconductor equipment; electrical distribution and controls; consumer electronics; bus and coaches; automotive; agricultural and industrial equipment; HVAC; lawn and garden; plumbing; and medical devices.

Assembly Components manufactures products oriented towards fuel efficiency and reduced emission standards. Assembly Components designs, develops and manufactures aluminum products and highly efficient, high pressure direct fuel injection fuel rails and pipes; fuel filler pipes that route fuel from the gas cap to the gas tank; flexible multi-layer plastic and rubber assemblies used to transport fuel from the vehicle's gas tank and then, at extreme high pressure, to the engine's fuel injector nozzles. Our product offerings include gasoline direct injection systems and fuel filler assemblies, and industrial hose and injected molded rubber and plastic components. Our products are primarily used in the following industries: including automotive and light-vehicle; agricultural equipment; construction equipment; heavy-duty truck; and bus.

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the following industries: ferrous and non-ferrous metals; coatings; forging; foundry; heavy-duty truck; construction equipment; automotive; oil and gas; rail; aerospace and defense; and power generation.

Sales and operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Report on Form 10-Q. On December 29, 2023, the Company sold this business to Angstrom Automotive Group (“Angstrom”) for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of financial lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling $15.0 million payable to the Company on approximately the one-year anniversary of the sale, of which $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. See Note 5, “Discontinued Operations,” to the condensed consolidated financial statements, included elsewhere herein.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Dollars in millions)
Net sales	$417.6	$423.5	$(5.9)	(1.4)%
Cost of sales	346.2	356.3	(10.1)	(2.8)%
Selling, general and administrative (“SG&A”) expenses	46.9	45.7	1.2	2.6%
SG&A expenses as a percentage of net sales	11.2%	10.8%
Restructuring, acquisition-related and other special charges	0.3	2.5	(2.2)	(88.0)%
Operating income	24.2	19.0	5.2	27.4%
Other components of pension and other postretirement benefits income, net	1.3	0.7	0.6	85.7%
Interest expense, net	(12.0)	(10.8)	(1.2)	11.1%
Income from continuing operations before income taxes	13.5	8.9	4.6	51.7%
Income tax (expense) benefit	(3.3)	(2.6)	(0.7)	26.9%
Income from continuing operations	10.2	6.3	3.9	61.9%
Loss (income) attributable to noncontrolling interests	0.5	(0.1)	0.6	*
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$10.7	$6.2	$4.5	72.6%
* Calculation not meaningful

Net Sales

Net sales decreased 1.4% to $417.6 million in the first three months of 2024 compared to $423.5 million in the same period in 2023. This decrease was primarily due to lower sales in the Engineered Products and Assembly Components segments.

The factors explaining the changes in segment net sales for the three months ended March 31, 2024 compared to the corresponding 2023 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased 2.8% to $346.2 million in the first three months of 2024 compared to $356.3 million in the same period in 2023. The decrease in cost of sales was primarily due to the decrease in net sales described above. Gross margin was 17.1% in the 2024 period compared to 15.9% in the corresponding 2023 period. The year-over-year gross margin improvement was driven by higher operating profit in our Supply Technologies segment; and benefits from plant consolidation and other profit-improvement actions over the past two years, including product pricing.

SG&A Expenses

SG&A expenses were $46.9 million in the first three months of 2024, compared to $45.7 million in the same period in 2023, an increase of 2.6%. As a percentage of net sales, SG&A expenses were 11.2% in the first three months of 2024 compared to 10.8% in the comparable period in 2023. These increases were driven ongoing inflation and higher employee costs.

Restructuring, Acquisition-Related and Other Special Charges

During the first three months of 2024, the Company recorded acquisition-related charges of $0.3 in connection with the acquisition of EMA Indutec GmbH (“EMA”).

During the first three months of 2023, the Company recorded restructuring, acquisition-related and other special charges of $2.5 million related primarily to severance in the Company's Engineered Products segment.

Other Components of Pension and Other Postretirement Benefits Income, Net

Other components of pension and other postretirement benefits income, net was $1.3 million in the first three months of 2024 compared to $0.7 million in the corresponding period in 2023. This increase was due to lower net actuarial losses impacting 2024 compared to 2023.

Interest Expense, Net

Interest expense, net was $12.0 million in the first three months of 2024 compared to $10.8 million in the 2023 period. The increase was due primarily to higher interest rates, offset slightly by lower average outstanding debt balances in the 2024 period compared to the same period a year ago.

Income Tax Expense

In the three months ended March 31, 2024, income tax expense was $3.3 million on pre-tax income from continuing operations of $13.5 million, representing an effective income tax rate of 24%. In the three months ended March 31, 2023, income tax expense was $2.6 million on pre-tax income of $8.9 million, representing an effective income tax rate of 29%.

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

Supply Technologies Segment

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net sales	$196.9	$195.8
Segment operating income	$19.5	$14.0
Segment operating income margin	9.9%	7.2%

Three months ended March 31:

Net sales increased $1.0 million in the three months ended March 31, 2024 compared to the 2023 period due continued strong demand in most of the Company's key end markets, with the largest increases in the civilian and military aerospace markets, partially offset by decreases in the consumer products, truck and truck-related, and agricultural and construction equipment markets. In addition, net sales benefited from higher customer demand for our proprietary products throughout North America and Europe.

Segment operating income increased $5.5 million to $19.5 million for the three months ended March 31, 2024 compared to the 2023 period, and segment operating income margin increased 270 basis points in the 2024 period compared to the same period a year ago. These increases were due primarily to an increase in higher-margin sales and lower supply chain costs, and strong demand in our fastener manufacturing business.

Assembly Components Segment

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net sales	$107.2	$110.4
Segment operating income	$8.6	$7.3
Segment operating income margin	8.0%	6.6%

Three months ended March 31:

Net sales slightly lower in the three months ended March 31, 2024 compared to the 2023 period. The decrease was due to lower unit volumes, primarily in our fuel rail and extruded rubber products businesses.

Segment operating income improved 17.8% to $8.6 million in the three months ended March 31, 2024 compared to $7.3 million in the 2023 period. The improvement in segment operating income in the 2024 period compared to the same period a year ago was driven by the benefit of ongoing profit improvement initiatives, improved product pricing and the benefit from completed plant closure and consolidation actions.

Engineered Products Segment

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net sales	$113.5	$117.3
Segment operating income	$3.5	$4.6
Segment operating income margin	3.1%	3.9%

Three months ended March 31:

Net sales decreased 3.2% in the 2024 period compared to the 2023 period. The decrease was driven by lower capital equipment sales, partially offset by higher sales in our forged and machined business.

Segment operating income in the 2024 period decreased $1.1 million compared to the 2023 period as a result of the lower sales and margins in our capital equipment business and higher operating costs in our forged and machined products business. The 2023 period included severance costs of $2.0 million.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of March 31, 2024. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of March 31, 2024 and December 31, 2023.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	March 31, 2024	December 31, 2023
	(In millions)
Total current assets	$514.6	$489.1
Total noncurrent assets	325.9	319.1
Amounts due from subsidiaries that are non-Guarantors, net	33.6	33.3

Total current liabilities	250.8	243.3
Total noncurrent liabilities	669.8	649.4

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net sales	$279.9	$332.5
Cost of sales	223.3	280.9
SG&A expenses	45.2	46.8
Income (loss) before income taxes	3.9	(2.7)
Net income (loss)	2.6	(2.3)

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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2023, both contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: our ability to realize any contingent consideration from the sale of the Aluminum Products business; the impact supply chain and logistic issues have on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations, including the EMA acquisition; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the conflicts between Russia and Ukraine and in the Middle East, or political unrest, including the rising tension between China and the United States; public health issues, including the outbreak of infectious diseases and any impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2024, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.7 million during the three-month period ended March 31, 2024.

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

Our largest exposures to commodity prices relate to metal and rubber compounds, which have fluctuated widely in recent years. In 2024 and 2023, we entered into agreements to hedge foreign currency. These agreements did not have a material impact on the results of the Company. We have no other commodity swap agreements or forward purchase contracts.

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

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2024:

We were a co-defendant in 121 cases asserting claims on behalf of 174 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 6.	Exhibits

The following exhibits are included herein:

22.1
Schedule of the obligated group, including the issuer and the subsidiary guarantors that have guaranteed our obligations under the 6.625% Senior Notes due 2027 issued by Park-Ohio Industries, Inc. (filed as Exhibit 22.1 to Form 10-K of Park-Ohio Industries, Inc. filed March 6, 2024, SEC File No. 333-43005 and incorporated by reference and made a part hereof).

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
Date: April 30, 2024