Form 10-Q
period 2024-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2024-11-07
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 31, 2024, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2024	December 31, 2023
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$49.6	$44.7
Accounts receivable, net	276.5	263.3
Inventories, net	430.8	411.1
Receivable from affiliates	36.4	33.3
Other current assets	118.9	95.4
Total current assets	912.2	847.8
Property, plant and equipment, net	187.8	184.8
Operating lease right-of-use assets	43.4	44.7
Goodwill	115.7	110.2
Intangible assets, net	74.4	73.3
Other long-term assets	98.9	102.7
Total assets	$1,432.4	$1,363.5
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$202.1	$204.0
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	10.2	9.4
Current portion of operating lease liabilities	11.6	10.6
Accrued expenses and other	137.8	139.9
Total current liabilities	368.9	371.1
Long-term liabilities, less current portion:
Long-term debt	651.1	633.4
Long-term operating lease liabilities	32.1	34.4
Other long-term liabilities	19.2	19.4
Total long-term liabilities	702.4	687.2
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	353.9	295.6
Noncontrolling interests	7.2	9.6
Total equity	361.1	305.2
Total liabilities and shareholder's equity	$1,432.4	$1,363.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net sales	$417.6	$418.8	$1,267.8	$1,270.4
Cost of sales	345.3	348.8	1,050.9	1,063.1
Selling, general and administrative expenses	47.6	43.0	141.7	135.2
Restructuring, acquisition-related and other special charges	0.9	—	2.4	6.6
Operating income	23.8	27.0	72.8	65.5
Other components of pension and other postretirement benefits income, net	1.1	0.6	3.8	1.9
Interest expense, net	(12.2)	(11.7)	(36.3)	(33.7)
Income from continuing operations before income taxes	12.7	15.9	40.3	33.7
Income tax benefit (expense)	0.6	(3.8)	(5.3)	(8.5)
Income from continuing operations	13.3	12.1	35.0	25.2
Loss attributable to noncontrolling interests	0.5	0.3	1.9	0.7
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	13.8	12.4	36.9	25.9
Loss from discontinued operations, net of tax (Note 5)	(3.9)	(1.4)	(5.3)	(4.8)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$9.9	$11.0	$31.6	$21.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$9.4	$10.7	$29.7	$20.4
Other comprehensive income (loss), net of tax:
Currency translation	7.4	(9.3)	2.5	(3.8)
Foreign currency forward contracts	(0.2)	(0.1)	(1.3)	(0.5)
Pension and other postretirement benefits	0.6	1.0	1.5	3.9
Total other comprehensive income (loss)	7.8	(8.4)	2.7	(0.4)
Total comprehensive income, net of tax	17.2	2.3	32.4	20.0
Comprehensive loss attributable to noncontrolling interests	0.5	0.3	1.9	0.7
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$17.7	$2.6	$34.3	$20.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2024	—	$151.4	$187.9	$(43.7)	$9.6	$305.2
Other comprehensive income (loss)	—	—	9.7	(1.3)	(0.5)	7.9
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2024	—	152.9	196.1	(45.0)	9.1	313.1
Other comprehensive income (loss)	—	—	12.0	(3.8)	(0.9)	7.3
Stock-based compensation expense	—	1.2	—	—	—	1.2
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at June 30, 2024	—	154.1	206.6	(48.8)	8.2	320.1
Other comprehensive income (loss)	—	—	9.9	7.8	(0.5)	17.2
Stock-based compensation expense	—	1.4	—	—	—	1.4
Investment from Park-Ohio Holdings Corp.	—	24.7	—	—	—	24.7
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Dividends	—	—	—	—	(0.5)	(0.5)
Balance at September 30, 2024	—	$180.2	$214.7	$(41.0)	$7.2	$361.1

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2023	—	$144.9	$186.7	$(61.8)	$11.5	$281.3
Other comprehensive income	—	—	4.5	5.1	0.1	9.7
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2023	—	146.5	189.7	(56.7)	11.6	291.1
Other comprehensive income (loss)	—	—	5.6	2.9	(0.5)	8.0
Stock-based compensation expense	—	1.7	—	—	—	1.7
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at June 30, 2023	—	148.2	193.8	(53.8)	11.1	299.3
Other comprehensive income (loss)	—	—	11.0	(8.4)	(0.3)	2.3
Stock-based compensation expense	—	1.6	—	—	—	1.6
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at September 30, 2023	—	$149.8	$203.3	$(62.2)	$10.8	$301.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$35.0	$25.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	25.2	23.4
Stock-based compensation expense	4.1	4.9
Changes in operating assets and liabilities:
Accounts receivable	(7.9)	(20.2)
Inventories	(13.9)	2.5
Prepaid and other current assets	(18.7)	(31.1)
Accounts payable and accrued expenses	(9.6)	14.3
Other	(7.9)	3.1
Net cash provided by operating activities from continuing operations	6.3	22.1
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(22.3)	(20.8)
Proceeds from sale of assets	—	0.6
Business acquisitions, net of cash acquired	(11.0)	(1.2)
Net cash used in investing activities from continuing operations	(33.3)	(21.4)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	18.7	1.4
Payments on other debt	(4.4)	(1.4)
Proceeds from other debt	5.8	5.1
(Payments on) proceeds from finance lease facilities, net	(1.7)	0.3
Capital contributions from Park-Ohio Holdings Corp.	24.7	—
Payments related to prior acquisitions	(2.2)	(2.1)
Dividends paid to Parent	(4.8)	(4.5)
Dividends	(0.5)	—
Net cash provided by (used in) financing activities from continuing operations	35.6	(1.2)
DISCONTINUED OPERATIONS:
Total used by operating activities	(4.1)	(3.4)
Total used by investing activities	—	(2.0)
Total used by financing activities	—	(1.9)
Decrease in cash and cash equivalents from discontinued operations	(4.1)	(7.3)
Effect of exchange rate changes on cash	0.4	(0.5)
Increase (decrease) in cash and cash equivalents	4.9	(8.3)
Cash and cash equivalents at beginning of period	44.7	49.3
Cash and cash equivalents at end of period	$49.6	$41.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 — New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is still evaluating the impact that adoption will have on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024. The Company is still evaluating the impact that adoption will have on the consolidated financial statements.

No other recently-issued accounting standard updates are expected to have a material impact on our results of operations, financial condition or liquidity.

NOTE 3 — Revenue

We disaggregate our revenue by product line and geographic region of our customers as we believe these metrics best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. See details in the tables below.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
PRODUCT LINE
Supply technologies	$165.5	$166.3	$506.9	$508.2
Engineered specialty fasteners and other products	29	26.5	87.1	77.7
Supply Technologies Segment	194.5	192.8	594.0	585.9

Fuel, rubber and plastic products	98.7	108.4	309.0	330.8
Assembly Components Segment	98.7	108.4	309.0	330.8

Industrial equipment	96.5	81.4	269.7	253.9
Forged and machined products	27.9	36.2	95.1	99.8
Engineered Products Segment	124.4	117.6	364.8	353.7

Total revenues	$417.6	$418.8	$1,267.8	$1,270.4

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2024
GEOGRAPHIC REGION
United States	$111.1	$64.6	$64.9	$240.6
Europe	36.2	4.2	20.7	61.1
Asia	23.5	7.7	25.7	56.9
Mexico	18.7	13.3	5.0	37.0
Canada	3.6	7.7	7.2	18.5
Other	1.4	1.2	0.9	3.5
Total	$194.5	$98.7	$124.4	$417.6

Three Months Ended September 30, 2023
GEOGRAPHIC REGION
United States	$117.7	$73.0	$64.2	$254.9
Europe	37.5	4.2	21.4	63.1
Asia	16.1	8.2	15.3	39.6
Mexico	17.4	13.4	3.0	33.8
Canada	2.9	8.2	10.3	21.4
Other	1.2	1.4	3.4	6.0
Total	$192.8	$108.4	$117.6	$418.8

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2024
GEOGRAPHIC REGION
United States	$344.1	$204.7	$198.8	$747.6
Europe	115.0	12.9	60.8	188.7
Asia	63.8	24.2	60.9	148.9
Mexico	57.6	40.2	14.5	112.3
Canada	11.4	23.6	20.4	55.4
Other	2.1	3.4	9.4	14.9
Total	$594.0	$309.0	$364.8	$1,267.8

Nine Months Ended September 30, 2023
GEOGRAPHIC REGION
United States	$358.1	$236.8	$201.0	$795.9
Europe	115.1	13.3	51.9	180.3
Asia	46.5	20.1	51.2	117.8
Mexico	54.1	33.3	11.6	99.0
Canada	10.0	23.7	25.6	59.3
Other	2.1	3.6	12.4	18.1
Total	$585.9	$330.8	$353.7	$1,270.4

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $55.1 million and $59.9 million at September 30, 2024 and December 31, 2023, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $46.5 million and $53.9 million at September 30, 2024 and December 31, 2023, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

NOTE 4 — Segments

Our operating segments are defined as components of the enterprise for which separate financial information is available and evaluated on a regular basis by our chief operating decision maker to allocate resources and assess performance.

For purposes of measuring business segment performance, the Company utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate items that are non-operating; unusual in nature; or corporate costs, which include but are not limited to executive compensation and corporate office costs. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; gains on sales of assets; other components of pension and other postretirement benefits income, net; and interest expense, net.

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
NET SALES OF CONTINUING OPERATIONS:
Supply Technologies	$194.5	$192.8	$594.0	$585.9
Assembly Components	98.7	108.4	309.0	330.8
Engineered Products	124.4	117.6	364.8	353.7
	$417.6	$418.8	$1,267.8	$1,270.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
Supply Technologies	$20.5	$15.6	$59.0	$45.0
Assembly Components	6.1	11.2	21.6	26.9
Engineered Products	4.8	7.1	14.6	14.9
Total segment operating income	31.4	33.9	95.2	86.8
Corporate costs	(7.6)	(6.9)	(22.4)	(21.3)
Operating income	23.8	27.0	72.8	65.5
Other components of pension and other postretirement benefits income, net	1.1	0.6	3.8	1.9
Interest expense, net	(12.2)	(11.7)	(36.3)	(33.7)
Income from continuing operations before income taxes	$12.7	$15.9	$40.3	$33.7

NOTE 5 — Discontinued Operations
On December 29, 2023, the Company completed the sale of its Aluminum Products business to Angstrom Automotive Group for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of finance lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling up to $15.0 million payable to the Company on approximately the one-year anniversary of the sale, of which up to $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. The fair value of this contingent consideration, valued using recurring level 3 inputs, was approximately $5.0 million as of September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net sales	$—	$45.4	$—	$137.7
Cost of sales	—	41.6	—	129.6
Selling, general and administrative	—	4.9	—	12.5
Operating loss	—	(1.1)	—	(4.4)
Interest expense	—	(1.1)	—	(2.6)
Loss from operation of discontinued operations	—	(2.2)	—	(7.0)
Loss from sale of discontinued operations	(5.0)	—	(6.8)	—
Income tax benefit	1.1	0.8	1.5	2.2
Loss from discontinued operations, net of tax	$(3.9)	$(1.4)	$(5.3)	$(4.8)

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

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

During the first nine months of 2024, the Company paid $2.2 million related to the deferred purchase price for the 2022 acquisitions of Charter Automotive (Changzhou) Co. Ltd. (“Charter”) and Southern Fasteners & Supply, Inc.

During the fourth quarter of 2024, the Company is scheduled to pay $0.7 million related to the remaining deferred purchase price for the 2022 acquisition of Charter.

NOTE 7 — Inventories

Inventories, net consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$113.5	$107.6
Work-in-process	57.6	50.1
Finished goods	259.7	253.4
Inventories, net	$430.8	$411.1

NOTE 8 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

table presents changes in the Company’s product warranty liability for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Beginning balance	$5.8	$5.8	$5.5	$5.2
Claims paid	(0.8)	(0.4)	(1.6)	(1.7)
Warranty expense	1.2	0.1	2.0	2.4
Acquisition	—	—	0.6	—
Foreign currency translation	0.2	(0.3)	(0.1)	(0.7)
Ending balance	$6.4	$5.2	$6.4	$5.2

NOTE 9 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended September 30, 2024, income tax benefit was $0.6 million on pre-tax income from continuing operations of $12.7 million. In the three month period, we recognized a benefit of $2.4 million primarily due to changes in estimates related to prior year federal research and development credits. In the three months ended September 30, 2023, income tax expense was $3.8 million on pre-tax income of $15.9 million, representing an effective income tax rate of 24%.

In the nine months ended September 30, 2024, income tax expense was $5.3 million on pre-tax income from continuing operations of $40.3 million, representing an effective income tax rate of 13%. In the nine months period, we recognized a benefit of $2.4 million primarily due to changes in estimates related to prior year federal research and development credits. In the nine months ended September 30, 2023, income tax expense was $8.5 million on pre-tax income of $33.7 million, representing an effective income tax rate of 25%.

NOTE 10 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2024	September 30, 2024	December 31, 2023
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	6.9%	282.2	263.5
Finance Leases	Various	Various	14.6	16.3
Other	Various	Various	16.7	15.9
Total debt			663.5	645.7
Less: Current portion of long-term debt and short-term debt			(10.2)	(9.4)
Less: Unamortized debt issuance costs			(2.2)	(2.9)
Total long-term debt			$651.1	$633.4

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

In September 2023, the Company amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of September 30, 2024, we had borrowing availability of $108.7 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of approximately $42.1 million at September 30, 2024 and $32.8 million at December 31, 2023.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	September 30, 2024	December 31, 2023
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$342.8	$330.2

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

NOTE 11 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the nine months ended September 30, 2024 is as follows:

	2024
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	755,064	$18.70
Granted(a)	249,430	25.44
Vested	(285,324)	19.31
Canceled or expired	(36,698)	18.26
Outstanding - end of period	682,472	$20.93

(a) - Included in this amount are 2,175 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.4 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively. Total stock-based compensation expense was $4.1 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $9.3 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 2.1 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 106 cases asserting claims on behalf of 151 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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
September 30, 2024

NOTE 13 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(In millions)
Service costs	$1.0	$0.9	$3.3	$3.4	$—	$—	$—	$—
Interest costs	0.9	0.9	2.6	2.6	0.1	—	0.2	0.2
Expected return on plan assets	(2.7)	(2.5)	(8.0)	(7.5)	(0.1)	—	(0.2)	(0.1)
Recognized net actuarial loss	0.6	0.9	1.4	2.7	0.1	0.1	0.2	0.2
Net periodic benefit (income) expense	$(0.2)	$0.2	$(0.7)	$1.2	$0.1	$0.1	$0.2	$0.3

NOTE 14 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
Beginning balance	$(35.4)	$(1.1)	$(12.3)	$(48.8)	$(33.2)	$0.1	$(20.7)	$(53.8)
Currency translation(a)	7.4	—	—	7.4	(9.3)	—	—	(9.3)
Foreign currency forward contracts, net of tax	—	(0.2)	—	(0.2)	—	(0.1)	—	(0.1)
Pension and OPEB activity, net of tax	—	—	0.6	0.6	—	—	1.0	1.0
Ending balance	$(28.0)	$(1.3)	$(11.7)	$(41.0)	$(42.5)	$—	$(19.7)	$(62.2)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
Beginning balance	$(30.5)	$—	$(13.2)	$(43.7)	$(38.7)	$0.5	$(23.6)	$(61.8)
Currency translation(a)	2.5	—	—	2.5	(3.8)	—	—	(3.8)
Foreign currency forward contracts	—	(1.3)	—	(1.3)	—	(0.5)	—	(0.5)
Pension and OPEB activity, net of tax	—	—	1.5	1.5	—	—	3.9	3.9
Ending balance	$(28.0)	$(1.3)	$(11.7)	$(41.0)	$(42.5)	$—	$(19.7)	$(62.2)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the fourth quarter of 2022, we determined that our Aluminum Products business met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the held-for-sale assets and liabilities, the operating results and the cash flows of Aluminum Products in discontinued operations for all periods presented throughout this Report on Form 10-Q. On December 29, 2023, the Company sold this business to Angstrom Automotive Group for approximately $50 million in cash and promissory notes, plus the assumption of approximately $3 million of financial lease obligations. The total purchase price consisted of a cash down payment of $20.0 million paid to the Company in December 2022; cash of $15.5 million paid to the Company at closing; and promissory notes totaling up to $15.0 million payable to the Company on approximately the one-year anniversary of the sale, of which up to $10.0 million is contingent on the Aluminum Products business attaining certain purchase commitments during 2024. See Note 5, “Discontinued Operations,” to the condensed consolidated financial statements, included elsewhere herein.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Dollars in millions)
Net sales	$417.6	$418.8	$(1.2)	(0.3)%
Cost of sales	345.3	348.8	(3.5)	(1.0)%
Selling, general and administrative (“SG&A”) expenses	47.6	43.0	4.6	10.7%
SG&A expenses as a percentage of net sales	11.4%	10.3%
Restructuring, acquisition-related and other special charges	0.9	—	0.9	*
Operating income	23.8	27.0	(3.2)	(11.9)%
Other components of pension and other postretirement benefits income, net	1.1	0.6	0.5	83.3%
Interest expense, net	(12.2)	(11.7)	(0.5)	4.3%
Income before income taxes	12.7	15.9	(3.2)	(20.1)%
Income tax benefit (expense)	0.6	(3.8)	4.4	*
Income from continuing operations	13.3	12.1	1.2	9.9%
Loss attributable to noncontrolling interest	0.5	0.3	0.2	66.7%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$13.8	$12.4	$1.4	11.3%
* Calculation not meaningful

Net Sales

Net sales decreased 0.3% to $417.6 million in the third quarter of 2024 compared to $418.8 million in the same period in 2023. We continued to see strong customer demand in our Supply Technologies segment and the capital equipment business in our Engineered Products segment, offset by lower product pricing in our Assembly Components segment.

The factors explaining the changes in segment net sales for the three months ended September 30, 2024 compared to the corresponding 2023 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $345.3 million in the third quarter of 2024 compared to $348.8 million in the same period in 2023. The decrease in cost of sales was primarily due to the decrease in net sales for the 2024 period compared to the corresponding period in 2023, plus the impact of ongoing profit improvement initiatives. Gross margin improved 60 basis points to 17.3% in the 2024 period compared to 16.7% in the corresponding 2023 period, driven by improved profitability in our Supply Technologies segment; higher sales and improved margins in our capital equipment business; and ongoing profit improvement initiatives across the company.

SG&A Expenses

SG&A expenses were $47.6 million in the third quarter of 2024 compared to $43.0 million in the comparable period in 2023, an increase of 10.7%. As a percentage of net sales, SG&A expenses were 11.4% in the third quarter of 2024 compared to 10.3% in corresponding 2023 period. The SG&A expense increase as a percentage of net sales was driven by higher costs due to ongoing inflation and higher employee costs.

Restructuring, Acquisition-Related and Other Special Charges

During the three months ended September 30, 2024, the Company recorded $0.9 million of restructuring and other special charges in our Assembly Components and Engineered Products segments.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $1.1 million in the quarter ended September 30, 2024 compared to $0.6 million in the corresponding quarter in 2023. This increase was due to lower net actuarial losses impacting 2024 compared to 2023.

Interest Expense, Net

Interest expense, net was $12.2 million in the third quarter of 2024 compared to $11.7 million in the 2023 third quarter. The increase was due primarily to higher interest rates, offset slightly by lower average outstanding debt balances in the 2024 third quarter compared to the same quarter a year ago.

Income Tax Expense

In the three months ended September 30, 2024, income tax benefit was $0.6 million on pre-tax income from continuing operations of $12.7 million. In the three month period, we recognized a benefit of $2.4 million primarily due to changes in estimates related to prior year federal research and development credits. In the three months ended September 30, 2023, income tax expense was $3.8 million on pre-tax income of $15.9 million, representing an effective income tax rate of 24%.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Dollars in millions)
Net sales	$1,267.8	$1,270.4	$(2.6)	(0.2)%
Cost of sales	1,050.9	1,063.1	(12.2)	(1.1)%
SG&A expenses	141.7	135.2	6.5	4.8%
SG&A expenses as a percentage of net sales	11.2%	10.6%
Restructuring, acquisition-related and other special charges	2.4	6.6	(4.2)	(63.6)%
Operating income	72.8	65.5	7.3	11.1%
Other components of pension and other postretirement benefits income, net	3.8	1.9	1.9	100.0%
Interest expense, net	(36.3)	(33.7)	(2.6)	7.7%
Income from continuing operations before income taxes	40.3	33.7	6.6	19.6%
Income tax expense	(5.3)	(8.5)	3.2	(37.6)%
Income from continuing operations	35.0	25.2	9.8	38.9%
Loss attributable to noncontrolling interests	1.9	0.7	1.2	*
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$36.9	$25.9	$11.0	42.5%
* Calculation not meaningful

Net Sales

Net sales decreased 0.2% to $1,267.8 million in the first nine months of 2024 compared to $1,270.4 million in the same period in 2023. This decrease was primarily due to lower sales in the Assembly Components segment, partially offset by increased sales in our Supply Technologies segment and the capital equipment business in our Engineered Products segment.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2024 compared to the corresponding 2023 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $1,050.9 million in the first nine months of 2024 compared to $1,063.1 million in the same period in 2023, driven by ongoing profit improvement initiatives and the decrease in net sales described above. Gross margin was 17.1% in the 2024 period compared to 16.3% in the corresponding 2023 period. The year-over-year gross margin improvement was driven by improved operating profit in our Supply Technologies segment; higher sales and improved margins in our capital equipment business; and ongoing profit improvement initiatives.

SG&A Expenses

SG&A expenses were $141.7 million in the first nine months of 2024, compared to $135.2 million in the same period in 2023, an increase of 4.8%. As a percentage of net sales, SG&A expenses were 11.2% in the first nine months of 2024 compared to 10.6% in the comparable period in 2023. These increases were driven by ongoing inflation and higher employee costs.

Restructuring, Acquisition-Related and Other Special Charges

During the first nine months of 2024, the Company recorded $2.1 million in connection restructuring and other special charges, primarily in our Engineered Products segment, as well as acquisition-related charges of $0.3 million in connection with the acquisition of EMA Indutec GmbH (“EMA”).

During the first nine months of 2023, the Company recorded restructuring, acquisition-related and other special charges of $6.6 million, primarily in our Assembly Components and Engineered Products segments.

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $3.8 million in the first nine months of 2024 compared to $1.9 million in the corresponding period in 2023. This increase was due to lower net actuarial losses impacting 2024 compared to 2023.

Interest Expense, Net

Interest expense, net was $36.3 million in the first nine months of 2024 compared to $33.7 million in the 2023 period. The increase was due primarily to higher interest rates, offset slightly by lower average outstanding debt balances in the 2024 period compared to the same period a year ago.

Income Tax Expense

In the nine months ended September 30, 2024, income tax expense was $5.3 million on pre-tax income from continuing operations of $40.3 million, representing an effective income tax rate of 13%. In the nine months period, we recognized a benefit of $2.4 million primarily due to changes in estimates related to prior year federal research and development credits. In the nine months ended September 30, 2023, income tax expense was $8.5 million on pre-tax income of $33.7 million, representing an effective income tax rate of 25%.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$194.5	$192.8	$594.0	$585.9
Segment operating income	$20.5	$15.6	$59.0	$45.0
Segment operating income margin	10.5%	8.1%	9.9%	7.7%

Three months ended September 30:

Net sales increased $1.7 million, or 1%, in the three months ended September 30, 2024 compared to the 2023 period due continued strong demand in many of the Company's key end markets, with the largest increases in the aerospace and defense, consumer electronics, electrical distribution and medical equipment end markets, offset by lower year-over-year sales in our heavy-duty truck and power sports end markets. In addition, net sales benefited from strong customer demand continued in our fastener manufacturing business.

Segment operating income increased $4.9 million, or 31%, to $20.5 million in the three months ended September 30, 2024 compared to the 2023 period, and segment operating income margin increased 240 basis points in the 2024 period compared to the same period a year ago. These increases were due primarily to an increase in sales of higher-margin products, strong operational execution, and continued strong demand in our fastener manufacturing business.

Nine months ended September 30:

Net sales increased $8.1 million, or 1%, in the nine months ended September 30, 2024 compared to the 2023 period due to continued strong demand in most of the Company's key end markets, with the largest increases in the aerospace and defense and heavy-duty truck end markets, partially offset by decreases in the agricultural and industrial equipment, semiconductor and truck and truck-related equipment end markets. In addition, net sales benefited from higher customer demand for our proprietary products throughout North America and Europe in our fastener manufacturing business.

Segment operating income increased $14.0 million, or 31%, to $59.0 million in the nine months ended September 30, 2024 compared to the 2023 period, and segment operating income margin increased 220 basis points in the 2024 period compared to the same period a year ago. These increases were due primarily to an increase in sales of higher-margin products and lower operating costs in our supply chain business, and strong demand in our fastener manufacturing business.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$98.7	$108.4	$309.0	$330.8
Segment operating income	$6.1	$11.2	$21.6	$26.9
Segment operating income margin	6.2%	10.3%	7.0%	8.1%

Three months ended September 30:

Net sales were $9.7 million, or 9%, lower in the three months ended September 30, 2024 compared to the 2023 period. The decrease was due primarily to lower product pricing on certain legacy programs and lower unit volumes primarily on end-of-life programs, partially offset by higher product pricing on certain other programs.

Segment operating income decreased to $6.1 million in the three months ended September 30, 2024 compared to $11.2 million in the 2023 period. The decrease in operating income and margin in the third quarter of 2024 compared to the 2023 third quarter was due to the lower product pricing and unit volumes, which were partially offset by profit enhancement initiatives in the 2024 period. The 2024 period also included $0.5 million of charges related to restructuring activities.

Nine months ended September 30:

Net sales were $21.8 million, or 7%, lower in the nine months ended September 30, 2024 compared to the 2023 period. The decrease was due primarily to lower product pricing on certain legacy programs and lower unit volumes primarily on end-of-life programs, partially offset by higher product pricing on certain other programs.

Segment operating income decreased to $21.6 million in the nine months ended September 30, 2024 compared to $26.9 million in the 2023 period. The decrease was due to the lower product pricing and unit volumes, which were partially offset by profit enhancement initiatives in the 2024 period. Segment operating income margin decreased 110 basis points in the 2024 period compared to the same period a year ago. The 2024 period also included $0.5 million of charges related to restructuring activities. During the 2023 period, we incurred restructuring and other special charges of $1.5 million.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$124.4	$117.6	$364.8	$353.7
Segment operating income	$4.8	$7.1	$14.6	$14.9
Segment operating income margin	3.9%	6.0%	4.0%	4.2%

Three months ended September 30:

Net sales increased 5.8% in the 2024 period compared to the 2023 period. The increase was driven by higher sales in both our new capital equipment and aftermarket parts and services businesses in North America and Europe.

Segment operating income in the 2024 period decreased $2.3 million compared to the 2023 period. Segment operating income margin decreased 210 basis points in the 2024 period compared to the 2023 period. The lower profitability in the 2024 third quarter was driven by lower sales levels and operating margins in our forged and machined products business, which more than offset higher sales and profitability in our capital equipment business.

Nine months ended September 30:

Net sales increased 3.1% in the 2024 period compared to the 2023 period. The increase was driven by higher capital equipment and aftermarket sales.

Segment operating income in the 2024 period decreased $0.3 million compared to the 2023 period as a result of higher operating costs in our forged and machined products business, partially offset by the higher sales and margins in our capital equipment business. During the 2024 and 2023 periods, we incurred restructuring and other special charges of $1.6 million and $4.9 million, respectively.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of September 30, 2024. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of September 30, 2024 and December 31, 2023.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	September 30, 2024	December 31, 2023
	(In millions)
Total current assets	$515.3	$489.1
Total noncurrent assets	323.1	319.1
Amounts due from subsidiaries that are non-Guarantors, net	36.4	33.3

Total current liabilities	226.6	234.3
Total noncurrent liabilities	670.1	649.4

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net sales	$270.8	$331.0	$839.8	$993.8
Cost of sales	217.4	271.3	673.2	825.9
SG&A expenses	44.8	46.0	135.2	142.3
Income before income taxes	(0.7)	6.2	8.3	4.6
Net (loss) income	2.2	3.4	9.6	1.6

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

We are exposed to market risk, including changes in interest rates. As of September 30, 2024, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.1 million during the nine-month period ended September 30, 2024.

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

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2024:

We were a co-defendant in 106 cases asserting claims on behalf of 151 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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
Date: November 7, 2024