Form 10-Q
period 2025-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2025-05-07
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2025, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$45.2	$44.1
Accounts receivable, net	277.2	249.5
Inventories, net	419.8	422.9
Receivable from affiliates	36.9	36.7
Other current assets	118.2	110.3
Total current assets	897.3	863.5
Property, plant and equipment, net	186.7	182.9
Operating lease right-of-use assets	45.8	40.3
Goodwill	113.3	111.7
Intangible assets, net	71.7	71.9
Other long-term assets	123.8	121.7
Total assets	$1,438.6	$1,392.0
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$199.1	$194.8
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	7.5	8.4
Current portion of operating lease liabilities	11.5	10.7
Accrued expenses and other	143.0	147.5
Total current liabilities	368.3	368.6
Long-term liabilities, less current portion:
Long-term debt	642.1	618.3
Long-term operating lease liabilities	34.6	29.8
Other long-term liabilities	19.7	18.9
Total long-term liabilities	696.4	667.0
Total Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	368.2	350.0
Noncontrolling interests	5.7	6.4
Total equity	373.9	356.4
Total liabilities and shareholder's equity	$1,438.6	$1,392.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net sales	$405.4	$417.6
Cost of sales	337.3	346.2
Selling, general and administrative expenses	48.1	46.9
Restructuring and other special charges	1.0	0.3
Operating income	19.0	24.2
Other components of pension and other postretirement benefits income, net	1.8	1.3
Interest expense, net	(11.1)	(12.0)
Income from continuing operations before income taxes	9.7	13.5
Income tax expense	(1.9)	(3.3)
Income from continuing operations	7.8	10.2
Loss attributable to noncontrolling interests	0.7	0.5
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	8.5	10.7
Loss from discontinued operations, net of tax	(0.2)	(1.0)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$8.3	$9.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$7.6	$9.2
Other comprehensive income (loss), net of tax:
Currency translation	10.2	(1.8)
Pension and other postretirement benefits	0.2	0.5
Total other comprehensive income (loss)	10.4	(1.3)
Total comprehensive income, net of tax	18.0	7.9
Comprehensive loss attributable to noncontrolling interests	0.7	0.5
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$18.7	$8.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2025	—	$186.6	$215.2	$(51.8)	$6.4	$356.4
Other comprehensive income (loss)	—	—	8.3	10.4	(0.7)	18.0
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at March 31, 2025	—	$188.1	$221.5	$(41.4)	$5.7	$373.9

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2024	—	$151.4	$187.9	$(43.7)	$9.6	$305.2
Other comprehensive income (loss)	—	—	9.7	(1.3)	(0.5)	7.9
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2024	—	$152.9	$196.1	$(45.0)	$9.1	$313.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$7.8	$10.2
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	8.3	8.4
Stock-based compensation expense	1.5	1.5
Changes in operating assets and liabilities:
Accounts receivable	(25.0)	(16.1)
Inventories	5.0	(13.9)
Prepaid and other current assets	(7.8)	(5.8)
Accounts payable and accrued expenses	(1.8)	20.9
Other	1.9	(3.1)
Net cash (used in) provided by operating activities from continuing operations	(10.1)	2.1
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(9.5)	(5.8)
Business acquisitions, net of cash acquired	—	(11.0)
Net cash used in investing activities from continuing operations	(9.5)	(16.8)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	24.2	24.0
Payments on other debt	(1.3)	(2.8)
Proceeds from other debt	0.5	7.1
Payments on finance lease facilities, net	(1.3)	(0.8)
Dividends paid to Parent	(2.0)	(1.5)
Net cash provided by financing activities from continuing operations	20.1	26.0
DISCONTINUED OPERATIONS:
Total used by operating activities	(0.2)	(3.6)
Decrease in cash and cash equivalents from discontinued operations	(0.2)	(3.6)
Effect of exchange rate changes on cash	0.8	(0.9)
Increase in cash and cash equivalents	1.1	6.8
Cash and cash equivalents at beginning of period	44.1	44.7
Cash and cash equivalents at end of period	$45.2	$51.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 — New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This guidance will not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024. We are in the process of evaluating the impact of adopting this guidance on our consolidated financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date of this guidance is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are in the process of evaluating the impact of adopting this guidance on our consolidated financial statement disclosures.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

	Three Months Ended March 31,
	2025	2024
	(In millions)
PRODUCT LINE
Supply technologies	$161.1	$167.6
Engineered specialty fasteners and other products	26.7	29.3
Supply Technologies Segment	187.8	196.9

Fuel, rubber and plastic products	96.9	107.2
Assembly Components Segment	96.9	107.2

Industrial equipment	90.0	79.4
Forged and machined products	30.7	34.1
Engineered Products Segment	120.7	113.5

Total revenues	$405.4	$417.6

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2025
GEOGRAPHIC REGION
United States	$108.6	$60.1	$67.2	$235.9
Europe	40.4	4.4	14.9	59.7
Asia	17.7	8.4	20.2	46.3
Mexico	17.5	15.1	5.5	38.1
Canada	3.1	7.8	9.2	20.1
Other	0.5	1.1	3.7	5.3
Total	$187.8	$96.9	$120.7	$405.4

Three Months Ended March 31, 2024
GEOGRAPHIC REGION
United States	$113.5	$71.5	$63.7	$248.7
Europe	39.0	4.5	18.9	62.4
Asia	20.7	8.5	14.9	44.1
Mexico	19.4	13.7	3.7	36.8
Canada	3.8	7.9	7.8	19.5
Other	0.5	1.1	4.5	6.1
Total	$196.9	$107.2	$113.5	$417.6

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $51.2 million and $45.3 million at March 31, 2025 and December 31, 2024, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $44.5 million and $53.1 million at March 31, 2025 and December 31, 2024, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
	Three Months Ended March 31, 2025
Net sales	$187.8	$96.9	$120.7	$—	$405.4
Cost of sales	153.2	85.7	98.4	—	337.3
Gross profit	34.6	11.2	22.3	—	68.1
Selling, general and administrative expenses	16.8	5.7	17.7	7.9	48.1
Restructuring and other special charges	—	0.2	0.8	—	1.0
Operating income (loss)	17.8	5.3	3.8	(7.9)	19.0
Other components of pension and other postretirement benefits income, net					1.8
Interest expense, net					(11.1)
Income from continuing operations before income taxes					$9.7

	Three Months Ended March 31, 2024
Net sales	$196.9	$107.2	$113.5	$—	$417.6
Cost of sales	161.1	93.5	91.6	—	346.2
Gross profit	35.8	13.7	21.9	—	71.4
Selling, general and administrative expenses	16.3	5.1	18.1	7.4	46.9
Restructuring and other special charges	—	—	0.3	—	0.3
Operating income (loss)	19.5	8.6	3.5	(7.4)	24.2
Other components of pension and other postretirement benefits income, net					1.3
Interest expense, net					(12.0)
Income from continuing operations before income taxes					$13.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

	Three Months Ended March 31,
	2025	2024
Capital expenditures:
Supply Technologies	$4.7	$1.3
Assembly Components	1.4	1.8
Engineered Products	3.1	2.0
Corporate	0.3	0.7
	$9.5	$5.8
Depreciation and amortization expense:
Supply Technologies	$1.6	$1.7
Assembly Components	3.4	3.4
Engineered Products	3.1	3.2
Corporate	0.2	0.1
	$8.3	$8.4

	March 31, 2025	December 31, 2024
Identifiable assets:
Supply Technologies	$489.7	$465.6
Assembly Components	300.9	284.3
Engineered Products	467.6	468.8
Corporate	180.4	173.3
	$1,438.6	$1,392.0

NOTE 5 — Inventories

Inventories, net consist of the following:

	March 31, 2025	December 31, 2024
	(In millions)
Raw materials and supplies	$106.2	$108.8
Work-in-process	45.6	53.5
Finished goods	268.0	260.6
Inventories, net	$419.8	$422.9

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three months ended March 31, 2025 and 2024:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

	Three Months Ended March 31,
	2025	2024
	(In millions)
Beginning balance	$5.3	$5.5
Claims paid	(0.5)	(0.4)
Warranty expense	1.1	0.6
Acquisition	—	0.6
Foreign currency translation	0.2	(0.1)
Ending balance	$6.1	$6.2

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended March 31, 2025, income tax expense was $1.9 million on pre-tax income from continuing operations of $9.7 million, representing an effective income tax rate of 20%. In the three months ended March 31, 2024, income tax expense was $3.3 million on pre-tax income of $13.5 million, representing an effective income tax rate of 24%. The three month ended March 31, 2025 tax rate is lower than the statutory rate primarily due to the federal research and development tax credit benefit partially offset by foreign earnings taxed at higher than U.S. rates. The three month ended March 31, 2024 tax rate is higher than the statutory rate primarily due foreign earnings taxed at higher than U.S. rates.

NOTE 8 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2025	March 31, 2025	December 31, 2024
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	5.9%	272.8	248.6
Finance Leases	Various	Various	15.7	17.0
Other	Various	Various	12.9	13.1
Total debt			651.4	628.7
Less: Current portion of long-term debt and short-term debt			(7.5)	(8.4)
Less: Unamortized debt issuance costs			(1.8)	(2.0)
Total long-term debt			$642.1	$618.3

In September 2023, the Company amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement matures on January 14, 2027. As of March 31, 2025, we had borrowing availability of $118.0 million under the Credit Agreement.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

We had outstanding bank guarantees and letters of credit under our credit arrangements of $38.7 million at March 31, 2025 and $38.5 million at December 31, 2024.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	March 31, 2025	December 31, 2024
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$339.2	$344.3

The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 9 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the three months ended March 31, 2025 is as follows:

	2025
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	675,727	$21.07
Vested	(6,010)	19.21
Canceled or expired	(1,390)	21.92
Outstanding - end of period	668,327	$21.08

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.5 million for both the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $6.8 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 10 — Commitments and Contingencies

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
March 31, 2025

Our subsidiaries are involved in a number of contractual and warranty-related disputes. We believe that appropriate liabilities for these contingencies have been recorded; however, actual results may differ materially from our estimates.

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 109 cases asserting claims on behalf of 153 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 11 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three months ended March 31, 2025 and 2024 were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Service costs	$1.0	$1.6	$—	$—
Interest costs	0.9	0.9	—	0.1
Expected return on plan assets	(2.8)	(2.7)	—	(0.1)
Recognized net actuarial loss	0.1	0.4	—	0.1
Net periodic benefit (income) expense	$(0.8)	$0.2	$—	$0.1

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
Beginning balance	$(46.4)	$(5.4)	$(51.8)	$(30.5)	$(13.2)	$(43.7)
Currency translation(a)	10.2	—	10.2	(1.8)	—	(1.8)
Pension and OPEB activity, net of tax	—	0.2	0.2	—	0.5	0.5
Ending balance	$(36.2)	$(5.2)	$(41.4)	$(32.3)	$(12.7)	$(45.0)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is global in scope, and government trade actions may materially and adversely impact our business, financial condition and results of operations. The U.S. government has recently taken, and may continue to take, trade actions that impact or could impact our operations, including, but not limited to, imposing tariffs on certain goods and raw materials imported into the United States. For example, during April 2025, the U.S. government announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. In addition, several governments, including the European Union, China and India, have imposed tariffs, including reciprocal tariffs, on certain goods imported from the United States. Given the current macroeconomic environment and uncertainty around tariffs, we continue to assess the impact of added costs for certain imported raw materials and other components and demand softness in certain of our key end markets. We are working with our customers and suppliers and expect to mitigate the impact of added costs caused by tariffs. Conversely, we believe many of our businesses are well positioned to benefit in the long term from the current environment due to higher production activity and localized sourcing back into the United States.

Sales and operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Dollars in millions)
Net sales	$405.4	$417.6	$(12.2)	(2.9)%
Cost of sales	337.3	346.2	(8.9)	(2.6)%
Selling, general and administrative (“SG&A”) expenses	48.1	46.9	1.2	2.6%
SG&A expenses as a percentage of net sales	11.9%	11.2%
Restructuring and other special charges	1.0	0.3	0.7	*
Operating income	19.0	24.2	(5.2)	(21.5)%
Other components of pension and other postretirement benefits income, net	1.8	1.3	0.5	38.5%
Interest expense, net	(11.1)	(12.0)	0.9	(7.5)%
Income from continuing operations before income taxes	9.7	13.5	(3.8)	(28.1)%
Income tax expense	(1.9)	(3.3)	1.4	(42.4)%
Income from continuing operations	7.8	10.2	(2.4)	(23.5)%
Loss attributable to noncontrolling interests	0.7	0.5	0.2	40.0%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$8.5	$10.7	$(2.2)	(20.6)%
* Calculation not meaningful

Net Sales

Net sales decreased 2.9% to $405.4 million in the first three months of 2025 compared to $417.6 million in the same period in 2024. This decrease was primarily due to lower demand in our Supply Technologies and Assembly Components segments.

The factors explaining the changes in segment net sales for the three months ended March 31, 2025 compared to the corresponding 2024 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $337.3 million in the first three months of 2025 compared to $346.2 million in the same period in 2024, driven by the decrease in net sales described above. Gross margin was 16.8% in the 2025 period compared to 17.1% in the corresponding 2024 period. The year-over-year gross margin decrease was driven by the decrease in net sales described above.

SG&A Expenses

SG&A expenses were $48.1 million in the first three months of 2025, compared to $46.9 million in the same period in 2024, an increase of 2.6%. As a percentage of net sales, SG&A expenses were 11.9% in the first three months of 2025 compared to 11.2% in the comparable period in 2024. These increases were driven by ongoing inflation, higher employee costs and fixed SG&A costs over lower sales levels.

Restructuring and Other Special Charges

During the first three months of 2025, the Company recorded $1.0 million in connection restructuring and other special charges, primarily in our Engineered Products segment.

During the first three months of 2024, the Company recorded acquisition-related charges of $0.3 in connection with the acquisition of EMA Indutec GmbH (“EMA”).

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $1.8 million in the first three months of 2025 compared to $1.3 million in the corresponding period in 2024. This increase was due to lower net actuarial losses impacting 2025 compared to 2024.

Interest Expense, Net

Interest expense, net was $11.1 million in the first three months of 2025 compared to $12.0 million in the 2024 period. The decrease was due primarily to lower average outstanding debt balances and lower interest rates in the 2025 period compared to the same period a year ago.

Income Tax Expense

In the three months ended March 31, 2025, income tax expense was $1.9 million on pre-tax income from continuing operations of $9.7 million, representing an effective income tax rate of 20%. In the three months ended March 31, 2024, income tax expense was $3.3 million on pre-tax income of $13.5 million, representing an effective income tax rate of 24%. The three month ended March 31, 2025 tax rate is lower than the statutory rate primarily due to the federal research and development tax credit benefit partially offset by foreign earnings taxed at higher than U.S. rates. The three month ended March 31, 2024 tax rate is higher than the statutory rate primarily due foreign earnings taxed at higher than U.S. rates.

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

Supply Technologies Segment

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net sales	$187.8	$196.9
Segment operating income	$17.8	$19.5
Segment operating income margin	9.5%	9.9%

Net sales decreased 4.6% in the three months ended March 31, 2025 compared to the 2024 period due primarily to lower demand in certain end markets in North America, including power sports, agriculture and industrial equipment, and in our industrial supplies product lines. These decreases were partially offset by strong demand from the heavy-duty truck market, semiconductor equipment, consumer electronics, and aerospace and defense markets. Sales in our fastener manufacturing business were down 9% due to a slower start to the year, with improving sales in March, which were consistent with record sales in this business in the first quarter of 2024.

Segment operating income decreased by $1.7 million and segment operating income margin was 40 basis points lower in the 2025 period compared to the same period a year ago. These decreases were driven by the lower sales levels, partially offset by profit-enhancement initiatives in this segment.

Assembly Components Segment

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net sales	$96.9	$107.2
Segment operating income	$5.3	$8.6
Segment operating income margin	5.5%	8.0%

Net sales decreased 9.6% in the three months ended March 31, 2025 compared to the 2024 period. The sales decrease was driven by lower product pricing on certain legacy programs and lower unit volumes particularly on end-of-life programs.

Segment operating income in the 2025 period decreased by $3.3 million, and segment operating income margin decreased by 250 basis points compared to the corresponding period of 2024. The decrease in segment profitability in the 2025 period compared to the prior-year period was driven by the same factors impacting net sales.

Engineered Products Segment

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net sales	$120.7	$113.5
Segment operating income	$3.8	$3.5
Segment operating income margin	3.1%	3.1%

Net sales increased 6.3% in the 2025 period compared to the 2024 period. The increase was driven by strong customer demand in our industrial equipment business offset by lower volumes in our forged and machined products group. The higher sales in our industrial equipment business were for both new equipment and aftermarket products and services in North America, Europe and Asia.

Segment operating income in the 2025 period increased by $0.3 million compared to the corresponding 2024 period. The increase in the 2025 period was driven by the higher sales, partially offset by lower sales and margins in our forged and machined products group.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of March 31, 2025. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of March 31, 2025 and December 31, 2024.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	March 31, 2025	December 31, 2024
	(In millions)
Total current assets	$508.2	$477.8
Total noncurrent assets	347.5	341.0
Amounts due from subsidiaries that are non-Guarantors, net	36.9	36.7

Total current liabilities	237.2	222.9
Total noncurrent liabilities	661.3	633.6

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net sales	$267.4	$279.9
Cost of sales	223.2	223.3
SG&A expenses	38.8	45.2
(Loss) income before income taxes	(0.2)	3.9
Net (loss) income	(0.2)	2.6

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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2024, both contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the impact supply chain and logistic issues have on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, including the conflicts between Russia and Ukraine and in the Middle East, or political unrest, including the rising tension between China and the United States; public health issues, including the outbreak of infectious diseases and any impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2025, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.7 million during the three-month period ended March 31, 2025.

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

Our largest exposures to commodity prices relate to metal and rubber compounds, which have fluctuated widely in recent years. In 2025 and 2024, we entered into agreements to hedge foreign currency. These agreements did not have a material impact on the results of the Company. We have no other commodity swap agreements or forward purchase contracts.

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

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2025:

We were a co-defendant in 109 cases asserting claims on behalf of 153 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

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
Date: May 7, 2025