Form 10-Q
period 2025-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2025-08-07
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2025, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2025	December 31, 2024
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$36.7	$44.1
Accounts receivable, net	282.5	249.5
Inventories, net	425.9	422.9
Receivable from affiliates	38.5	36.7
Other current assets	119.3	110.3
Total current assets	902.9	863.5
Property, plant and equipment, net	190.2	182.9
Operating lease right-of-use assets	43.7	40.3
Goodwill	116.0	111.7
Intangible assets, net	72.6	71.9
Other long-term assets	125.0	121.7
Total assets	$1,450.4	$1,392.0
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$196.8	$194.8
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	8.7	8.4
Current portion of operating lease liabilities	11.1	10.7
Accrued expenses and other	119.9	147.5
Total current liabilities	343.7	368.6
Long-term liabilities, less current portion:
Long-term debt	656.7	618.3
Long-term operating lease liabilities	32.8	29.8
Other long-term liabilities	19.8	18.9
Total long-term liabilities	709.3	667.0
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	392.1	350.0
Noncontrolling interests	5.3	6.4
Total equity	397.4	356.4
Total liabilities and shareholder's equity	$1,450.4	$1,392.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net sales	$400.1	$432.6	$805.5	$850.2
Cost of sales	331.9	359.4	669.2	705.6
Selling, general and administrative expenses	46.5	47.2	94.6	94.1
Restructuring and other special charges	1.3	1.2	2.3	1.5
Operating income	20.4	24.8	39.4	49.0
Other components of pension and other postretirement benefits income, net	1.8	1.4	3.6	2.7
Interest expense, net	(11.3)	(12.1)	(22.4)	(24.1)
Income from continuing operations before income taxes	10.9	14.1	20.6	27.6
Income tax expense	(1.8)	(2.6)	(3.7)	(5.9)
Income from continuing operations	9.1	11.5	16.9	21.7
Loss attributable to noncontrolling interests	0.4	0.9	1.1	1.4
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	9.5	12.4	18.0	23.1
Loss from discontinued operations, net of tax	(0.1)	(0.4)	(0.3)	(1.4)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$9.4	$12.0	$17.7	$21.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$9.0	$11.1	$16.6	$20.3
Other comprehensive income (loss), net of tax:
Currency translation	13.3	(3.1)	22.7	(4.9)
Foreign currency forward contracts	1.4	(1.1)	2.2	(1.1)
Pension and other postretirement benefits	0.1	0.4	0.3	0.9
Total other comprehensive income (loss)	14.8	(3.8)	25.2	(5.1)
Total comprehensive income, net of tax	23.8	7.3	41.8	15.2
Comprehensive loss attributable to noncontrolling interests	0.4	0.9	1.1	1.4
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$24.2	$8.2	$42.9	$16.6

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2025	—	$186.6	$215.2	$(51.8)	$6.4	$356.4
Other comprehensive income (loss)	—	—	8.3	10.4	(0.7)	18.0
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at March 31, 2025	—	188.1	221.5	(41.4)	5.7	373.9
Other comprehensive income (loss)	—	—	9.4	14.8	(0.4)	23.8
Stock-based compensation expense	—	1.3	—	—	—	1.3
Dividend paid to parent	—	—	(1.6)	—	—	(1.6)
Balance at June 30, 2025	—	$189.4	$229.3	$(26.6)	$5.3	$397.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2024	—	$151.4	$187.9	$(43.7)	$9.6	$305.2
Other comprehensive income (loss)	—	—	9.7	(1.3)	(0.5)	7.9
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at March 31, 2024	—	152.9	196.1	(45.0)	9.1	313.1
Other comprehensive income (loss)	—	—	12.0	(3.8)	(0.9)	7.3
Stock-based compensation expense	—	1.2	—	—	—	1.2
Dividend paid to parent	—	—	(1.5)	—	—	(1.5)
Balance at June 30, 2024	—	$154.1	$206.6	$(48.8)	$8.2	$320.1

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$16.9	$21.7
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	16.5	16.7
Stock-based compensation expense	2.8	2.7
Changes in operating assets and liabilities:
Accounts receivable	(23.5)	(10.1)
Inventories	3.2	(11.3)
Prepaid and other current assets	(5.5)	(1.1)
Accounts payable and accrued expenses	(34.9)	(13.5)
Other	(0.7)	(7.8)
Net cash used in operating activities from continuing operations	(25.2)	(2.7)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(16.9)	(13.2)
Business acquisitions, net of cash acquired	—	(11.0)
Net cash used in investing activities from continuing operations	(16.9)	(24.2)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	38.9	38.2
Payments on other debt	(1.7)	(3.1)
Proceeds from other debt	1.4	8.5
Payments on finance lease facilities, net	(1.9)	(1.8)
Payments related to prior acquisitions	—	(0.8)
Dividends paid to Parent	(3.6)	(3.0)
Net cash provided by financing activities from continuing operations	33.1	38.0
DISCONTINUED OPERATIONS:
Total used by operating activities	(0.3)	(4.1)
Decrease in cash and cash equivalents from discontinued operations	(0.3)	(4.1)
Effect of exchange rate changes on cash	1.9	(1.5)
(Decrease) increase in cash and cash equivalents	(7.4)	5.5
Cash and cash equivalents at beginning of period	44.1	44.7
Cash and cash equivalents at end of period	$36.7	$50.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
PRODUCT LINE
Supply technologies	$161.3	$173.8	$322.4	$341.4
Engineered specialty fasteners and other products	25.8	28.8	52.5	58.1
Supply Technologies Segment	187.1	202.6	374.9	399.5

Fuel, rubber and plastic products	95.1	103.1	192.0	210.3
Assembly Components Segment	95.1	103.1	192.0	210.3

Industrial equipment	92.1	93.8	182.1	173.2
Forged and machined products	25.8	33.1	56.5	67.2
Engineered Products Segment	117.9	126.9	238.6	240.4

Total revenues	$400.1	$432.6	$805.5	$850.2

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2025
GEOGRAPHIC REGION
United States	$104.4	$60.0	$75.2	$239.6
Europe	41.1	3.9	15.9	60.9
Asia	18.8	8.2	16.5	43.5
Mexico	18.3	14.0	4.5	36.8
Canada	2.9	7.9	5.4	16.2
Other	1.6	1.1	0.4	3.1
Total	$187.1	$95.1	$117.9	$400.1

Three Months Ended June 30, 2024
GEOGRAPHIC REGION
United States	$119.5	$68.6	$70.2	$258.3
Europe	39.8	4.2	21.2	65.2
Asia	19.6	8.0	20.3	47.9
Mexico	19.5	13.2	5.8	38.5
Canada	4.0	8.0	5.4	17.4
Other	0.2	1.1	4.0	5.3
Total	$202.6	$103.1	$126.9	$432.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2025
GEOGRAPHIC REGION
United States	$213.0	$120.1	$142.4	$475.5
Europe	81.5	8.3	30.8	120.6
Asia	36.5	16.6	36.7	89.8
Mexico	35.8	29.1	10.0	74.9
Canada	6.0	15.7	14.6	36.3
Other	2.1	2.2	4.1	8.4
Total	$374.9	$192.0	$238.6	$805.5

Six Months Ended June 30, 2024
GEOGRAPHIC REGION
United States	$233.0	$140.1	$133.9	$507.0
Europe	78.8	8.7	40.1	127.6
Asia	40.3	16.5	35.2	92.0
Mexico	38.9	26.9	9.5	75.3
Canada	7.8	15.9	13.2	36.9
Other	0.7	2.2	8.5	11.4
Total	$399.5	$210.3	$240.4	$850.2

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $50.6 million and $45.3 million at June 30, 2025 and December 31, 2024, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $43.4 million and $53.1 million at June 30, 2025 and December 31, 2024, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
	Three Months Ended June 30, 2025
Net sales	$187.1	$95.1	$117.9	$—	$400.1
Cost of sales	154.3	84.2	93.4	—	331.9
Gross profit	32.8	10.9	24.5	—	68.2
Selling, general and administrative expenses	16.1	4.8	18.1	7.5	46.5
Restructuring and other special charges	0.4	0.5	0.4	—	1.3
Operating income	16.3	5.6	6.0	(7.5)	20.4
Other components of pension and other postretirement benefits income, net					1.8
Interest expense, net					(11.3)
Income from continuing operations before income taxes					$10.9

	Three Months Ended June 30, 2024
Net sales	$202.6	$103.1	$126.9	$—	$432.6
Cost of sales	165.3	92.4	101.7	—	359.4
Gross profit	37.3	10.7	25.2	—	73.2
Selling, general and administrative expenses	18.1	3.8	17.9	7.4	47.2
Restructuring and other special charges	0.2	—	1.0	—	1.2
Operating income	19.0	6.9	6.3	(7.4)	24.8
Other components of pension and other postretirement benefits income, net					1.4
Interest expense, net					(12.1)
Income from continuing operations before income taxes					$14.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Supply Technologies	Assembly Components	Engineered Products	Corporate	Total
	(In millions)
	Six Months Ended June 30, 2025
Net sales	$374.9	$192.0	$238.6	$—	$805.5
Cost of sales	307.5	169.9	191.8	—	669.2
Gross profit	67.4	22.1	46.8	—	136.3
Selling, general and administrative expenses	32.9	10.5	35.8	15.4	94.6
Restructuring, acquisition-related and other special charges	0.4	0.7	1.2	—	2.3
Operating income	34.1	10.9	9.8	(15.4)	39.4
Other components of pension and other postretirement benefits income, net					3.6
Interest expense, net					(22.4)
Income from continuing operations before income taxes					$20.6

	Six Months Ended June 30, 2024
Net sales	$399.5	$210.3	$240.4	$—	$850.2
Cost of sales	326.4	185.9	193.3	—	705.6
Gross profit	73.1	24.4	47.1	—	144.6
Selling, general and administrative expenses	34.4	8.9	36.0	14.8	94.1
Restructuring, acquisition-related and other special charges	0.2	—	1.3	—	1.5
Operating income	38.5	15.5	9.8	(14.8)	49.0
Other components of pension and other postretirement benefits income, net					2.7
Interest expense, net					(24.1)
Income from continuing operations before income taxes					$27.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Supply Technologies	$3.1	$3.2	$7.8	$4.5
Assembly Components	1.5	1.5	2.9	3.3
Engineered Products	2.7	2.1	5.8	4.1
Corporate	0.1	0.6	0.4	1.3
	$7.4	$7.4	$16.9	$13.2
Depreciation and amortization expense:
Supply Technologies	$1.7	$1.7	$3.3	$3.4
Assembly Components	3.2	3.5	6.6	6.9
Engineered Products	3.3	3.1	6.4	6.3
Corporate	—	—	0.2	0.1
	$8.2	$8.3	$16.5	$16.7

			June 30, 2025	December 31, 2024
Identifiable assets:
Supply Technologies			$504.9	$465.6
Assembly Components			294.5	284.3
Engineered Products			467.1	468.8
Corporate			183.9	173.3
			$1,450.4	$1,392.0

NOTE 5 — Inventories

Inventories, net consist of the following:

	June 30, 2025	December 31, 2024
	(In millions)
Raw materials and supplies	$111.2	$108.8
Work-in-process	43.8	53.5
Finished goods	270.9	260.6
Inventories, net	$425.9	$422.9

NOTE 6 — Accrued Warranty Costs

The Company estimates warranty claims that may be incurred based on current and historical data of products sold. Actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents changes in the Company’s product warranty liability for the three and six months ended June 30, 2025 and 2024:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Beginning balance	$6.1	$6.2	$5.3	$5.5
Claims paid	(0.9)	(0.4)	(1.4)	(0.8)
Warranty expense	0.5	0.2	1.6	0.8
Acquisition	—	—	—	0.6
Foreign currency translation and other	(0.6)	(0.2)	(0.4)	(0.3)
Ending balance	$5.1	$5.8	$5.1	$5.8

NOTE 7 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
The effective income tax rates of 17% and 18% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory rate of 21% (the “U.S. statutory rate”) due primarily to federal research and development tax credit benefit (“R&D benefit”), partially offset by income earned at certain of our foreign entities that are taxed at higher rates than the U.S. statutory rate.

The effective income tax rates of 18% and 21% for the three and six months ended June 30, 2024, respectively, differed from the U.S. statutory rate of due primarily to the R&D benefit and income earned at certain of our foreign entities that are taxed at higher rates than the U.S. statutory rate.

On July 4, 2025, the One Big Beautiful Bill Act (“2025 U.S. tax reform”) was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment. The Company is in the process of assessing the impacts from the 2025 U.S. tax reform and will record any tax impact beginning in the third quarter.

NOTE 8 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2025	June 30, 2025	December 31, 2024
			(In millions)
Senior Notes	April 15, 2027	6.625%	$350.0	$350.0
Revolving credit facility	January 14, 2027	5.9%	287.5	248.6
Finance Leases	Various	Various	15.1	17.0
Other	Various	Various	14.4	13.1
Total debt			667.0	628.7
Less: Current portion of long-term debt and short-term debt			(8.7)	(8.4)
Less: Unamortized debt issuance costs			(1.6)	(2.0)
Total long-term debt			$656.7	$618.3

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

In September 2023, the Company amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility by an aggregate incremental amount up to $70.0 million. The Credit Agreement was scheduled to mature on January 14, 2027. As of June 30, 2025, we had borrowing availability of $102.7 million under the Credit Agreement. In July 2025, the Company entered into an amendment to the Credit Agreement in order to, among other things, extend the maturity date to the fifth anniversary from the closing of the amendment.

We had outstanding bank guarantees and letters of credit under our credit arrangements of $37.3 million at June 30, 2025 and $38.5 million at December 31, 2024.

In 2017, the Company completed the issuance, in a private placement, of $350.0 million aggregate principal amount of 6.625% Senior Notes due 2027 (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed on an unsecured senior basis by the 100% owned material domestic subsidiaries of the Company. On July 31, 2025, the Company completed its offering of $350.0 million aggregate principal amount of senior secured notes due 2030 (the "New Notes") in a private offering. The Company intends to use the net proceeds of the New Notes, along with cash on hand, to redeem all of the outstanding Notes. See Note 13 for further discussion.

The following table represents fair value information of the Notes, classified as Level 1 using estimated quoted market prices.

	June 30, 2025	December 31, 2024
	(In millions)
Carrying amount	$350.0	$350.0
Fair value	$342.1	$344.3

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

NOTE 9 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the six months ended June 30, 2025 is as follows:

	2025
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	675,727	$21.07
Granted(a)	41,737	17.97
Vested	(251,335)	18.87
Canceled or expired	(9,119)	20.24
Outstanding - end of period	457,010	$22.01
(a) - Included in this amount are 2,422 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.3 million and $1.2 million for the three months ended
June 30, 2025 and 2024, respectively. Total stock-based compensation expense was $2.8 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $6.1 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 1.6 years.

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 110 cases asserting claims on behalf of 152 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

NOTE 11 — Pension and Postretirement Benefits

The components of net periodic benefit (income) expense costs recognized for the three and six months ended June 30, 2025 and 2024 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Service costs	$0.9	$1.1	$1.9	$2.3	$—	$—	$—	$—
Interest costs	0.8	0.8	1.7	1.7	—	—	0.1	0.1
Expected return on plan assets	(2.8)	(2.6)	(5.6)	(5.3)	—	—	(0.1)	(0.1)
Recognized net actuarial loss	0.2	0.4	0.3	0.8	—	—	—	0.1
Net periodic benefit (income) expense	$(0.9)	$(0.3)	$(1.7)	$(0.5)	$—	$—	$—	$0.1

NOTE 12 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
Beginning balance	$(36.6)	$0.4	$(5.2)	$(41.4)	$(32.3)	$—	$(12.7)	$(45.0)
Currency translation(a)	13.3	—	—	13.3	(3.1)	—	—	(3.1)
Foreign currency forward contracts, net of tax	—	1.4	—	1.4	—	(1.1)	—	(1.1)
Pension and OPEB activity, net of tax	—	—	0.1	0.1	—	—	0.4	0.4
Ending balance	$(23.3)	$1.8	$(5.1)	$(26.6)	$(35.4)	$(1.1)	$(12.3)	$(48.8)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
Beginning balance	$(46.0)	$(0.4)	$(5.4)	$(51.8)	$(30.5)	$—	$(13.2)	$(43.7)
Currency translation(a)	22.7	—	—	22.7	(4.9)	—	—	(4.9)
Foreign currency forward contracts	—	2.2	—	2.2	—	(1.1)	—	(1.1)
Pension and OPEB activity, net of tax	—	—	0.3	0.3	—	—	0.9	0.9
Ending balance	$(23.3)	$1.8	$(5.1)	$(26.6)	$(35.4)	$(1.1)	$(12.3)	$(48.8)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

NOTE 13 — Subsequent Events

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

On July 31, 2025, the Company completed its offering of $350.0 million aggregate principal amount of New Notes in a private offering. The New Notes were priced at 99.50% of par and bear an interest rate of 8.50% per annum. The New Notes are senior secured obligations of the Company and are guaranteed (with certain exceptions) by the Company's domestic subsidiaries that guarantee the debt under the Credit Agreement on a senior secured basis. The Company intends to use the net proceeds from the offering of the New Notes, along with cash on hand, to redeem all $350.0 million aggregate principal amount of its outstanding Notes and pay related fees and expenses.

In July 2025, the Company entered into an amendment to the Credit Agreement in order to, among other things, extend the maturity date to the fifth anniversary from the closing of the amendment.

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

Subsequent Events

On July 31, 2025, the Company completed its offering of $350.0 million aggregate principal amount of senior secured notes due 2030 (the "New Notes") in a private offering. The New Notes were priced at 99.50% of par and bear an interest rate of 8.50% per annum. The New Notes are senior secured obligations of the Company and are guaranteed (with certain exceptions) by the Company's domestic subsidiaries that guarantee the debt under the Company's Seventh Amended and Restated Credit Agreement (the "Credit Agreement") on a senior secured basis. The Company intends to use the net proceeds from the offering of the New Notes, along with cash on hand, to redeem all $350.0 million aggregate principal amount of its outstanding Notes (as defined below) and pay related fees and expenses.

In July 2025, the Company entered into an amendment to the Credit Agreement in order to, among other things, extend the maturity date to the fifth anniversary from the closing of the amendment.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Dollars in millions)
Net sales	$400.1	$432.6	$(32.5)	(7.5)%
Cost of sales	331.9	359.4	(27.5)	(7.7)%
Selling, general and administrative (“SG&A”) expenses	46.5	47.2	(0.7)	(1.5)%
SG&A expenses as a percentage of net sales	11.6%	10.9%
Restructuring and other special charges	1.3	1.2	0.1	8.3%
Operating income	20.4	24.8	(4.4)	(17.7)%
Other components of pension and other postretirement benefits income, net	1.8	1.4	0.4	28.6%
Interest expense, net	(11.3)	(12.1)	0.8	(6.6)%
Income from continuing operations before income taxes	10.9	14.1	(3.2)	(22.7)%
Income tax expense	(1.8)	(2.6)	0.8	(30.8)%
Income from continuing operations	9.1	11.5	(2.4)	(20.9)%
Loss attributable to noncontrolling interests	0.4	0.9	(0.5)	(55.6)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$9.5	$12.4	$(2.9)	(23.4)%
* Calculation not meaningful

Net Sales

Net sales decreased 7.5% to $400.1 million in the second quarter of 2025 compared to $432.6 million in the same period in 2024. This decrease was primarily due to lower demand in all three of our business segments.

The factors explaining the changes in segment net sales for the three months ended June 30, 2025 compared to the corresponding 2024 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $331.9 million in the second quarter of 2025 compared to $359.4 million in the same period in 2024. The decrease in cost of sales was primarily due to the decrease in net sales for the 2025 period compared to the corresponding period in 2024, plus the impact of ongoing profit improvement initiatives. Gross margin improved to 17.0% in the 2025 period compared to 16.9% in the corresponding 2024 period, as cost-containment measures helped offset the lower sales levels.

SG&A Expenses

SG&A expenses were $46.5 million in the second quarter of 2025 compared to $47.2 million in the comparable period in 2024, a decrease of 1.5%. As a percentage of net sales, SG&A expenses were 11.6% in the second quarter of 2025 compared to 10.9% in corresponding 2024 period. These increases were driven by ongoing inflation, higher employee costs and fixed SG&A costs over lower sales levels.

Restructuring and Other Special Charges

During the second quarter of 2024, the Company recorded charges of $1.3 million in connection with restructuring and other special charges, spread across our business segments, which included $0.4 million in our Supply Technologies segment, $0.5 million in our Assembly Components segment and $0.4 million in our Engineered Products segment.

During the second quarter of 2024, the Company recorded charges of $1.2 million in connection with restructuring and other special charges, primarily in our Engineered Products segment.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $1.8 million in the quarter ended June 30, 2025 compared to $1.4 million in the corresponding quarter in 2024. This increase was due to lower net actuarial losses impacting 2025 compared to 2024.

Interest Expense, Net

Interest expense, net was $11.3 million in the second quarter of 2025 compared to $12.1 million in the 2024 second quarter. The decrease was due primarily to lower interest rates and lower average outstanding debt balances in the 2025 second quarter compared to the same quarter a year ago.

Income Tax Expense

The effective income tax rates of 17% and 18% for the three months ended June 30, 2025 and 2024, respectively, differed from the U.S. federal statutory rate of 21% (the “U.S. statutory rate”) due primarily to federal research and development tax credit benefit (“R&D benefit”), partially offset by income earned at certain of our foreign entities that are taxed at higher rates than the U.S. statutory rate.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Dollars in millions)
Net sales	$805.5	$850.2	$(44.7)	(5.3)%
Cost of sales	669.2	705.6	(36.4)	(5.2)%
SG&A expenses	94.6	94.1	0.5	0.5%
SG&A expenses as a percentage of net sales	11.7%	11.1%
Restructuring and other special charges	2.3	1.5	0.8	53.3%
Operating income	39.4	49.0	(9.6)	(19.6)%
Other components of pension and other postretirement benefits income, net	3.6	2.7	0.9	33.3%
Interest expense, net	(22.4)	(24.1)	1.7	(7.1)%
Income from continuing operations before income taxes	20.6	27.6	(7.0)	(25.4)%
Income tax expense	(3.7)	(5.9)	2.2	(37.3)%
Income from continuing operations	16.9	21.7	(4.8)	(22.1)%
Loss attributable to noncontrolling interests	1.1	1.4	(0.3)	(21.4)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$18.0	$23.1	$(5.1)	(22.1)%
* Calculation not meaningful

Net Sales

Net sales decreased 5.3% to $805.5 million in the first six months of 2025 compared to $850.2 million in the same period in 2024. This decrease was primarily due to lower demand in our Supply Technologies and Assembly Components segments.

The factors explaining the changes in segment net sales for the six months ended June 30, 2025 compared to the corresponding 2024 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales decreased to $669.2 million in the first six months of 2025 compared to $705.6 million in the same period in 2024, driven by the decrease in net sales described above. Gross margin was 16.9% in the 2025 period compared to 17.0% in the corresponding 2024 period. The year-over-year gross margin decrease was driven by the decrease in net sales described above, partially offset by cost-containment measures due to lower sales levels.

SG&A Expenses

SG&A expenses were $94.6 million in the first six months of 2025, compared to $94.1 million in the same period in 2024, an increase of 0.5%. As a percentage of net sales, SG&A expenses were 11.7% in the first six months of 2025 compared to 11.1% in the comparable period in 2024. These increases were driven by ongoing inflation, higher employee costs and fixed SG&A costs over lower sales levels.

Restructuring and Other Special Charges

During the first six months of 2025, the Company recorded $2.3 million in connection restructuring and other special charges which included $0.4 million in our Supply Technologies segment, $0.7 million in our Assembly Components segment and $1.2 million in our Engineered Products segment.

During 2024, the Company recorded $1.2 million in connection restructuring and other special charges, primarily in our Engineered Products segment, as well as acquisition-related charges of $0.3 million in connection with the acquisition of EMA Indutec GmbH (“EMA”)

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $3.6 million in the first six months of 2025 compared to $2.7 million in the corresponding period in 2024. This increase was due to lower net actuarial losses impacting 2025 compared to 2024.

Interest Expense, Net

Interest expense, net was $22.4 million in the first six months of 2025 compared to $24.1 million in the 2024 period. The decrease was due primarily to lower interest rates and lower average outstanding debt balances in the 2025 period compared to the same period a year ago.

Income Tax Expense

The effective income tax rates of 18% and 22% for the six months ended June 30, 2025 and 2024, respectively, differed from the U.S. statutory rate of due primarily to the R&D benefit and income earned at certain of our foreign entities that are taxed at higher rates than the U.S. statutory rate.

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

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$187.1	$202.6	$374.9	$399.5
Segment operating income	$16.3	$19.0	$34.1	$38.5
Segment operating income margin	8.7%	9.4%	9.1%	9.6%

Three months ended June 30:

Net sales decreased 7.7% in the three months ended June 30, 2025 compared to the 2024 period due primarily to lower customer demand in certain end markets in our supply chain business, including power sports, heavy duty truck and bus, industrial equipment and aerospace and defense, partially offset by increases in the electrical and semiconductor end markets. Sales in our fastener manufacturing business were down 10% year-over-year, driven by overall market softness.

Segment operating income was $16.3 million in the 2025 period compared to $19.0 million in the 2024 period. Operating income margin was 8.7% in the 2025 quarter compared to 9.4% in the 2024 period. In the 2025 period, profit-enhancement actions, including alignment of variable costs to lower demand levels, partially offset the impact of lower sales levels on profitability. In the 2025 and 2024 periods, charges related to restructuring and other special charges were $0.4 million and $0.2 million, respectively.

Six months ended June 30:

Net sales decreased 6.2% in the six months ended June 30, 2025 compared to the 2024 period due primarily to lower customer demand in certain end markets in our supply chain business, including power sports, heavy duty truck and bus, industrial and agricultural equipment and aerospace and defense, partially offset by increases in the electrical and semiconductor end markets. Sales in our fastener manufacturing business were down 10% year-over-year, driven by overall market softness.

Segment operating income was $34.1 million in the 2025 period compared to $38.5 million in the 2024 period. Operating income margin was 9.1% in the six month ended June 30, 2025 compared to 9.6% in the 2024 period. In the 2025 period, profit-enhancement actions, including alignment of variable costs to lower demand levels, partially offset the impact of lower sales levels on profitability. In the 2025 and 2024 periods, charges related to restructuring and other special charges were $0.4 million and $0.2 million, respectively.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$95.1	$103.1	$192.0	$210.3
Segment operating income	$5.6	$6.9	$10.9	$15.5
Segment operating income margin	5.9%	6.7%	5.7%	7.4%

Three months ended June 30:

Net sales decreased 7.8% in the three months ended June 30, 2025 compared to the 2024 period. Sales were lower quarter-over-quarter due primarily to lower unit volumes in our fuel rail and extruded rubber products, customer delays on new business launches, and favorable pricing that ended in 2024 on certain legacy programs

Segment operating income in the 2025 period decreased by $1.3 million, and segment operating income margin decreased by 80 basis points compared to the corresponding period of 2024. The decreases in operating income and margin in the second quarter of 2025 compared to the 2024 period were due to the lower unit volumes. The 2025 period also included $0.5 million of charges related to restructuring and other special charges.

Six months ended June 30:

Net sales were $192.0 million, or 8.7%, lower in the six months ended June 30, 2025 compared to the 2024 period. The decrease was due primarily to lower unit volumes in our fuel rail and extruded rubber products, customer delays on new business launches, and favorable pricing that ended in 2024 on certain legacy programs

Segment operating income decreased to $10.9 million in the six months ended June 30, 2025 compared to $15.5 million in the 2024 period. The decrease was due to the lower unit volumes. The 2025 period also included $0.7 million of charges related to restructuring and other special charges.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$117.9	$126.9	$238.6	$240.4
Segment operating income	$6.0	$6.3	$9.8	$9.8
Segment operating income margin	5.1%	5.0%	4.1%	4.1%

Three months ended June 30:

Net sales were $117.9 million in the 2025 second quarter, a decrease of 7.1%, compared to $126.9 million in last year's second quarter. The year-over-year decrease was driven by lower sales in our capital equipment business in North America, partially offset by sales growth in Europe and Asia. In our forged and machined products business, second quarter 2025 sales were down 22% compared to the same quarter a year ago, driven by order delays and closure of a small manufacturing operation in 2024.

Segment operating income in the 2025 period decreased by $0.3 million compared to the corresponding 2024 period. The decrease in the 2025 period was driven by the lower sales, partially offset by operational efficiencies, alignment of variable costs to lower demand levels and other profit-enhancement initiatives. The 2025 and 2024 periods also included $0.4 million and $1.0 million, respectively, of charges related to restructuring and other special charges.

Six months ended June 30:

Net sales were $238.6 million in the six months ended June 30, 2025 compared to $240.4 million in comparable 2024 period. The year-over-year decrease was driven by lower sales in our forged and machined products business, driven by order delays and closure of a small manufacturing operation in 2024, offset by a 5% increase in sales at our industrial equipment business.

Segment operating income in the 2025 and 2024 periods was $9.8 million. The 2025 and 2024 periods also included $1.2 million and $1.3 million, respectively, of charges related to restructuring and other special charges.

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

Each Guarantor subsidiary is consolidated by Park-Ohio Industries, Inc. as of June 30, 2025. Refer to Exhibit 22.1 to this Quarterly Report on Form 10-Q for the detailed list of entities included within the obligated group as of June 30, 2025 and December 31, 2024.

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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	June 30, 2025	December 31, 2024
	(In millions)
Total current assets	$509.5	$477.8
Total noncurrent assets	346.4	341.0
Amounts due from subsidiaries that are non-Guarantors, net	38.5	36.7

Total current liabilities	210.3	222.9
Total noncurrent liabilities	673.6	633.6

The following table contains summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net sales	$256.9	$289.1	$524.3	$569.0
Cost of sales	210.0	233.5	433.2	455.8
SG&A expenses	40.8	45.2	79.6	90.4
Income (loss) before income taxes	0.1	5.1	(0.1)	9.0
Net income (loss)	0.1	4.8	(0.1)	7.4

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

We are exposed to market risk, including changes in interest rates. As of June 30, 2025, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.4 million during the six-month period ended June 30, 2025.

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

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2025:

We were a co-defendant in 110 cases asserting claims on behalf of 152 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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
Date: August 7, 2025