Form 10-Q
period 2026-03-31
PARK OHIO INDUSTRIES INC/OH
filed 2026-05-07
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of April 30, 2026, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2026	December 31, 2025
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$37.3	$35.5
Accounts receivable, net	278.4	265.0
Inventories, net	426.6	420.9
Receivable from affiliates	39.5	39.3
Other current assets	119.6	121.2
Total current assets	901.4	881.9
Property, plant and equipment, net	201.6	198.4
Operating lease right-of-use assets	38.5	41.2
Goodwill	115.0	115.8
Pension assets	92.8	93.3
Other long-term assets	116.2	117.9
Total assets	$1,465.5	$1,448.5
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$200.6	$199.8
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	6.4	8.3
Current portion of operating lease liabilities	10.5	10.9
Accrued expenses and other	145.4	147.9
Total current liabilities	370.1	374.1
Long-term liabilities, less current portion:
Long-term debt	646.2	620.7
Long-term operating lease liabilities	28.2	30.4
Other long-term liabilities	18.6	19.1
Total long-term liabilities	693.0	670.2
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	400.7	402.2
Noncontrolling interests	1.7	2.0
Total equity	402.4	404.2
Total liabilities and shareholder's equity	$1,465.5	$1,448.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net sales	$421.0	$405.4
Cost of sales	348.3	337.3
Selling, general and administrative expenses	51.7	48.1
Restructuring and other special charges	1.3	1.0
Operating income	19.7	19.0
Other components of pension and other postretirement benefits income, net	2.1	1.8
Interest expense, net	(12.3)	(11.1)
Income from continuing operations before income taxes	9.5	9.7
Income tax expense	(1.6)	(1.9)
Income from continuing operations	7.9	7.8
Loss attributable to noncontrolling interests	0.3	0.7
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	8.2	8.5
Loss from discontinued operations, net of tax	(0.1)	(0.2)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$8.1	$8.3

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$7.8	$7.6
Other comprehensive (loss) income, net of tax:
Currency translation	(8.0)	10.2
Pension and other postretirement benefits	(1.2)	0.2
Total other comprehensive (loss) income	(9.2)	10.4
Total comprehensive (loss) income, net of tax	(1.4)	18.0
Comprehensive loss attributable to noncontrolling interests	0.3	0.7
Comprehensive (loss) income attributable to Park-Ohio Industries, Inc. common shareholder	$(1.1)	$18.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2026	—	$192.1	$232.1	$(22.0)	$2.0	$404.2
Other comprehensive income (loss)	—	—	8.1	(9.2)	(0.3)	(1.4)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Balance at March 31, 2026	—	$193.5	$238.4	$(31.2)	$1.7	$402.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2025	—	$186.6	$215.2	$(51.8)	$6.4	$356.4
Other comprehensive income (loss)	—	—	8.3	10.4	(0.7)	18.0
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at March 31, 2025	—	$188.1	$221.5	$(41.4)	$5.7	$373.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$7.9	$7.8
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	8.3	8.3
Stock-based compensation expense	1.4	1.5
Changes in operating assets and liabilities:
Accounts receivable	(14.8)	(25.0)
Inventories	(7.0)	5.0
Prepaid and other current assets	1.1	(7.8)
Accounts payable and accrued expenses	(2.1)	(1.8)
Other	(2.7)	1.9
Net cash used in operating activities from continuing operations	(7.9)	(10.1)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(12.5)	(9.5)
Net cash used in investing activities from continuing operations	(12.5)	(9.5)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	26.2	24.2
Payments on other debt	(1.6)	(1.3)
Proceeds from other debt	0.3	0.5
Payments on finance lease facilities, net	(0.6)	(1.3)
Dividends paid to Parent	(1.8)	(2.0)
Net cash provided by financing activities from continuing operations	22.5	20.1
DISCONTINUED OPERATIONS
Total used by operating activities	(0.1)	(0.2)
Decrease in cash and cash equivalents from discontinued operations	(0.1)	(0.2)
Effect of exchange rate changes on cash	(0.2)	0.8
Increase in cash and cash equivalents	1.8	1.1
Cash and cash equivalents at beginning of period	35.5	44.1
Cash and cash equivalents at end of period	$37.3	$45.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-scope improvements. The guidance clarifies the scope, form, and content of interim financial statement disclosures and improves the navigability of Topic 270 without changing existing interim reporting requirements. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. We are in the process of evaluating the impact of adopting this guidance on our consolidated financial statement disclosures.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

	Three Months Ended March 31,
	2026	2025
	(In millions)
PRODUCT LINE
Supply technologies	$168.9	$161.1
Engineered specialty fasteners and other products	26.2	26.7
Supply Technologies Segment	195.1	187.8

Fuel, rubber and plastic products	100.2	96.9
Assembly Components Segment	100.2	96.9

Industrial equipment	92.8	90.0
Forged and machined products	32.9	30.7
Engineered Products Segment	125.7	120.7

Total	$421.0	$405.4

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended March 31, 2026
GEOGRAPHIC REGION
United States	$103.4	$60.0	$75.2	$238.6
Europe	46.5	4.4	20.3	71.2
Asia	20.2	8.1	20.2	48.5
Mexico	20.6	16.5	2.8	39.9
Canada	3.5	9.9	4.3	17.7
Other	0.9	1.3	2.9	5.1
Total	$195.1	$100.2	$125.7	$421.0

Three Months Ended March 31, 2025
GEOGRAPHIC REGION
United States	$108.6	$60.1	$67.2	$235.9
Europe	40.4	4.4	14.9	59.7
Asia	17.7	8.4	20.2	46.3
Mexico	17.5	15.1	5.5	38.1
Canada	3.1	7.8	9.2	20.1
Other	0.5	1.1	3.7	5.3
Total	$187.8	$96.9	$120.7	$405.4

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $53.0 million and $49.4 million at March 31, 2026 and December 31, 2025, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $58.4 million and $56.9 million at March 31, 2026 and December 31, 2025, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
	Three Months Ended March 31, 2026
Net sales	$195.1	$100.2	$125.7	$421.0
Cost of sales	157.9	90.0	100.4	348.3
Gross profit	37.2	10.2	25.3	72.7
Selling, general and administrative expenses	19.7	4.9	19.1	43.7
Restructuring and other special charges	—	0.4	0.5	0.9
Segment operating income	17.5	4.9	5.7	28.1
Corporate expenses				(8.0)
Corporate restructuring and other special charges				(0.4)
Operating income				19.7
Other components of pension and other postretirement benefits income, net				2.1
Interest expense, net				(12.3)
Income from continuing operations before income taxes				$9.5

	Three Months Ended March 31, 2025
Net sales	$187.8	$96.9	$120.7	$405.4
Cost of sales	153.2	85.7	98.4	337.3
Gross profit	34.6	11.2	22.3	68.1
Selling, general and administrative expenses	16.8	5.7	17.7	40.2
Restructuring and other special charges	—	0.2	0.8	1.0
Segment operating income	17.8	5.3	3.8	26.9
Corporate expenses				(7.9)
Operating income				19.0
Other components of pension and other postretirement benefits income, net				1.8
Interest expense, net				(11.1)
Income from continuing operations before income taxes				$9.7

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

	Three Months Ended March 31,
	2026	2025
Capital expenditures:
Supply Technologies	$3.7	$4.7
Assembly Components	2.0	1.4
Engineered Products	4.7	3.1
Corporate	2.1	0.3
	$12.5	$9.5
Depreciation and amortization:
Supply Technologies	$1.8	$1.6
Assembly Components	3.1	3.4
Engineered Products	3.1	3.1
Corporate	0.3	0.2
	$8.3	$8.3

	March 31, 2026	December 31, 2025
Identifiable assets:
Supply Technologies	$501.0	$489.4
Assembly Components	300.1	293.3
Engineered Products	464.4	465.9
Corporate	200.0	199.9
	$1,465.5	$1,448.5

NOTE 5 — Inventories

Inventories, net consist of the following:

	March 31, 2026	December 31, 2025
	(In millions)
Raw materials and supplies	$112.0	$107.5
Work-in-process	49.7	53.3
Finished goods	264.9	260.1
Inventories, net	$426.6	$420.9

NOTE 6 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended March 31, 2026, income tax expense was $1.6 million on pre-tax income from continuing operations of $9.5 million, representing an effective income tax rate of 17%. In the three months ended March 31, 2025, income tax expense was $1.9 million on pre-tax income of $9.7 million, representing an effective income tax rate of 20%. The rate for the three months ended March 31, 2026 is lower than the statutory rate and the corresponding 2025 rate due primarily to increased federal research and development tax credit benefit.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

NOTE 7 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at March 31, 2026	March 31, 2026	December 31, 2025
			(In millions)
Senior Secured Notes	July 31, 2030	8.500%	$348.5	$348.4
Revolving credit facility	July 17, 2030	5.27%	282.8	257.4
Finance Leases	Various	Various	16.0	16.6
Other	Various	Various	11.7	13.3
Total debt			659.0	635.7
Less: Current portion of long-term debt and short-term debt			(6.4)	(8.3)
Less: Unamortized debt issuance costs			(6.4)	(6.7)
Total long-term debt			$646.2	$620.7

In July 2025, the Company completed the issuance of $350.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2030 (the “2030 Notes”), in a private offering. The 2030 Notes were priced at 99.50% of par. The 2030 Notes are senior secured obligations of the Company and are guaranteed (with certain exceptions) by the Company's domestic subsidiaries that guarantee the debt under the Credit Agreement on a senior secured basis.

In July 2025, the Company amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the revolving credit facility amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on the substantially all of the U.S. equipment (including machinery) of the Company and the Company’s existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of the Company and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility. As of March 31, 2026, we had borrowing availability of $108.4 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of $30.9 million at March 31, 2026 and $32.7 million at December 31, 2025.

The following table represents fair value information of the 2030 Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

	2030 Notes
	March 31, 2026	December 31, 2025
	(In millions)
Carrying amount	$348.5	$348.4
Fair value	$357.8	$360.8

The fair value of the revolving credit facility is equal to its carrying value, as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 8 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the three months ended March 31, 2026 is as follows:

	2026
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	649,612	$20.39
Granted	1,454	20.79
Vested	(6,013)	19.21
Canceled or expired	(584)	21.67
Outstanding - end of period	644,469	$20.40

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.4 million and $1.5 million for the three months ended
March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $6.0 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 9 — Commitments and Contingencies

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

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 118 cases asserting claims on behalf of 162 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 10 — Pension and Postretirement Benefits

The components of pension and other postretirement benefits income, net recognized for the three months ended March 31, 2026 and 2025 were as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Service costs	$1.3	$1.0	$—	$—
Interest costs	0.9	0.9	—	—
Expected return on plan assets	(3.1)	(2.8)	—	—
Recognized net actuarial loss	0.1	0.1	—	—
Net periodic benefit (income) expense	$(0.8)	$(0.8)	$—	$—

NOTE 11 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 were as follows:

	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
Beginning balance	$(20.3)	$(1.7)	$(22.0)	$(46.4)	$(5.4)	$(51.8)
Currency translation(a)	(8.0)	—	(8.0)	10.2	—	10.2
Pension and OPEB activity, net of tax	—	(1.2)	(1.2)	—	0.2	0.2
Ending balance	$(28.3)	$(2.9)	$(31.2)	$(36.2)	$(5.2)	$(41.4)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, inverters and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the following industries: ferrous and non-ferrous metals; coatings; forging; foundry; heavy-duty truck; construction equipment; automotive; oil and gas; rail; aerospace and defense; and power generation.

Sales and operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

As part of its ongoing portfolio optimization strategy, the Company is engaging in a formal review of strategic alternatives for its Southwest Steel Processing (“SSP”) business, including a potential sale or other transaction. SSP is part of our Forged and Machined Products group within the Engineered Products segment. This review reflects our continued focus on aligning capital and resources toward higher-growth, higher-margin opportunities across our portfolio. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this review process will result in any transaction or particular outcome.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Dollars in millions)
Net sales	$421.0	$405.4	$15.6	3.8%
Cost of sales	348.3	337.3	11.0	3.3%
Selling, general and administrative (“SG&A”) expenses	51.7	48.1	3.6	7.5%
SG&A expenses as a percentage of net sales	12.3%	11.9%
Restructuring and other special charges	1.3	1.0	0.3	30.0%
Operating income	19.7	19.0	0.7	3.7%
Other components of pension and other postretirement benefits income, net	2.1	1.8	0.3	16.7%
Interest expense, net	(12.3)	(11.1)	(1.2)	10.8%
Income from continuing operations before income taxes	9.5	9.7	(0.2)	(2.1)%
Income tax expense	(1.6)	(1.9)	0.3	(15.8)%
Income from continuing operations	7.9	7.8	0.1	1.3%
Loss attributable to noncontrolling interests	0.3	0.7	(0.4)	(57.1)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$8.2	$8.5	$(0.3)	(3.5)%

Net Sales

Net sales increased 3.8% to $421.0 million in the first three months of 2026 compared to $405.4 million in the same period in 2025. This increase was primarily due to higher customer demand in each of our business segments.

The factors explaining the changes in segment net sales for the three months ended March 31, 2026 compared to the corresponding 2025 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased to $348.3 million in the first three months of 2026 compared to $337.3 million in the same period in 2025, driven by the increase in net sales described above. Gross margin was 17.3% in the 2026 period compared to 16.8% in the corresponding 2025 period. The year-over-year gross margin increase was driven by the increase in net sales described above and ongoing profit-enhancement activities throughout the company.

SG&A Expenses

SG&A expenses were $51.7 million in the first three months of 2026, compared to $48.1 million in the same period in 2025. As a percentage of net sales, SG&A expenses were 12.3% in the first three months of 2026 compared to 11.9% in the comparable period in 2025. The increases were driven by ongoing inflation and higher employee costs.

Restructuring and Other Special Charges

During the first three months of 2026, the Company recorded $1.3 million in connection with restructuring and other special charges, which included $0.4 million in our Assembly Components segment, $0.5 million in our Engineered Products segment and $0.4 million at Corporate.

During the first three months of 2025, the Company recorded $1.0 million in connection with restructuring and other special charges, primarily in our Engineered Products segment.

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $2.1 million in the first three months of 2026 compared to $1.8 million in the corresponding period in 2025. This increase was due to higher return on plan assets in 2026 compared to 2025.

Interest Expense, Net

Interest expense, net was $12.3 million in the first three months of 2026 compared to $11.1 million in the 2025 period. The increase was due primarily to the higher rate of 8.500% on our 2030 Notes compared to the 6.625% Senior Notes due 2027 and higher average outstanding debt balances in the 2026 period compared to the same period a year ago, partially offset by lower rates on our revolving credit facility

Income Tax Expense

In the three months ended March 31, 2026, income tax expense was $1.6 million on pre-tax income from continuing operations of $9.5 million, representing an effective income tax rate of 17%. In the three months ended March 31, 2025, income tax expense was $1.9 million on pre-tax income of $9.7 million, representing an effective income tax rate of 20%. The rate for the three months ended March 31, 2026 is lower than the statutory rate and the corresponding 2025 rate due primarily to increased federal research and development tax credit benefit.

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

Supply Technologies Segment

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net sales	$195.1	$187.8
Segment operating income	$17.5	$17.8
Segment operating income margin	9.0%	9.5%

Net sales increased 3.9% in the three months ended March 31, 2026 compared to the 2025 period driven by higher demand in the power sports, semiconductor, aerospace and defense, electrical and agriculture end markets, as well as higher tariffs in the 2026 first quarter compared to last year’s quarter.

Segment operating income was steady year-over-year, finishing at $17.5 million in the three months ended March, 31 2026 compared to $17.8 million in the 2025 period. Segment operating income margin was 50 basis points lower in the 2026 period compared to the same period a year ago due primarily to higher tariffs in the 2026 period, which impacted gross margins.

Assembly Components Segment

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net sales	$100.2	$96.9
Segment operating income	$4.9	$5.3
Segment operating income margin	4.9%	5.5%

Net sales increased 3.4% in the three months ended March 31, 2026 compared to the 2025 period, due primarily to increased unit volumes on new business launched throughout 2025.

The decrease in operating income and margin in the 2026 period was due to higher restructuring and other special charges, which increased by $0.2 million in the 2026 period compared to the 2025 period. Excluding these charges, operating income was steady year-over-year.

Engineered Products Segment

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net sales	$125.7	$120.7
Segment operating income	$5.7	$3.8
Segment operating income margin	4.5%	3.1%

Net sales increased 4.1% in the 2026 period compared to the 2025 period. The increase was driven by higher customer demand in the defense, steel production, mining, power generation and electrification-related end markets.

Segment operating income in the 2026 period increased by $1.9 million compared to the corresponding 2025 period, and operating margins in the 2026 first quarter were up 140 basis points compared to the corresponding 2025 quarter, driven by the higher sales and operational improvement in both our capital equipment and forged and machined products groups.

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

Critical Accounting Policies

Our critical accounting policies are described in "Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in the notes to our consolidated financial statements for the year ended December 31, 2025, both contained in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no new critical accounting policies or updates to existing critical accounting policies as a result of new accounting pronouncements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements, including statements regarding future performance of the Company, that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: the outcome of our strategic review of the SSP business; the impact supply chain and logistic issues have on our business, results of operations, financial position and liquidity; our substantial indebtedness; the uncertainty of the global economic environment; general business conditions and competitive factors, including pricing pressures and product innovation; demand for our products and services; the impact of labor disturbances affecting our customers; raw material availability and pricing; fluctuations in energy costs; component part availability and pricing; changes in our relationships with customers and suppliers; the financial condition of our customers, including the impact of any bankruptcies; our ability to successfully integrate recent and future acquisitions into existing operations; changes in general economic conditions such as inflation rates, interest rates, tax rates, unemployment rates, higher labor and healthcare costs, recessions and changing government policies, laws and regulations, including those related to the current global uncertainties and crises, such as tariffs and surcharges; adverse impacts to us, our suppliers and customers from acts of terrorism or hostilities, or geopolitical unrest; public health issues, including the outbreak of infectious diseases and any impact on our facilities and operations and our customers and suppliers; our ability to meet various covenants, including financial covenants, contained in the agreements governing our indebtedness; disruptions, uncertainties or volatility in the credit markets that may limit our access to capital; potential disruption due to a partial or complete reconfiguration of the European Union; increasingly stringent domestic and foreign governmental regulations, including those affecting the environment or import and export controls and other trade barriers; inherent uncertainties involved in assessing our potential liability for environmental remediation-related activities; the outcome of pending and future litigation and other claims and disputes with customers; our dependence on the automotive and heavy-duty truck industries, which are highly cyclical; the dependence of the automotive industry on consumer spending; our ability to negotiate contracts with labor unions; our dependence on key management; our dependence on information systems; and the other factors we describe under “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including changes in interest rates. As of March 31, 2026, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $0.7 million during the three-month period ended March 31, 2026.

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

Our largest exposures to commodity prices relate to metal and rubber compounds, which have fluctuated widely in recent years. In 2026 and 2025, we entered into agreements to hedge foreign currency. These agreements did not have a material impact on the results of the Company. We have no other commodity swap agreements or forward purchase contracts.

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

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of March 31, 2026:

We were a co-defendant in 118 cases asserting claims on behalf of 162 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 5.	Other Information

On May 5, 2026, the Compensation Committee of the Board of Directors of the Company adopted the 2026 Supplemental Executive Retirement Plan of Park-Ohio Industries, Inc., which is an unfunded deferred compensation plan for key employees (the “Supplemental Plan”). Participants in the account balance feature of the Company’s qualified pension plan (the “Pension Plan”), including the Company’s named executive officers, may be credited with unfunded supplemental retirement benefits under the Supplemental Plan based on the portion of their annual compensation above the annual compensation limit set by the IRS (the “IRS Limit”). The Supplemental Plan is designed to restore benefits for participants who are restricted due to the IRS Limit applicable to the Pension Plan and, beginning in 2026, any eligible pay earned by participants in excess of the IRS Limit will generate pay credits, at the same rate applicable to the Pension Plan, to their balance in the Supplemental Plan (“Pay Credits”). Participants become vested in the Supplemental Plan benefits after five years of service with the Company, which are credited from their start date. In addition, participants will be credited with an initial amount in their Supplemental Plan account balances, reflecting, among other things, years of prior service and the amount of prior retirement benefits excluded because of the IRS Limit (“Restoration Credit”). The Restoration Credits for the Company’s named executive officers are as follows: Matthew V. Crawford, Chairman, Chief Executive Officer and President - $275,000; Patrick W. Fogarty, Vice President and Chief Financial Officer - $370,000; and Robert D. Vilsack, Chief Legal and Administrative Officer, Corporate Secretary - $370,000.

These Supplemental Plan benefits are expected to have an immaterial impact on the Company’s financial position and results of operations. The foregoing description of the Supplemental Plan is qualified in its entirety by reference to the full text of such plan and the related amendment to the Pension Plan, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q, and which are incorporated herein by reference thereto.

Item 6.	Exhibits

The following exhibits are included herein:

10.1
2026 Supplemental Executive Retirement Plan of Park-Ohio Industries, Inc. (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended March 31, 2026, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

10.2
Fifteenth Amendment to the 2019 Park-Ohio Industries, Inc. and Subsidiaries Pension Plan (filed as Exhibit 10.1 to the Form 10-Q of Park-Ohio Holdings Corp. for the quarter ended March 31, 2026, SEC File No. 000-03134 and incorporated herein by reference and made a part hereof)

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
Date: May 7, 2026