Form 10-Q
period 2026-06-30
PARK OHIO INDUSTRIES INC/OH
filed 2026-08-06
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of July 31, 2026, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2026	December 31, 2025
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$38.8	$35.5
Accounts receivable, net	288.7	265.0
Inventories, net	427.6	420.9
Receivable from affiliates	42.2	39.3
Other current assets	132.2	121.2
Total current assets	929.5	881.9
Property, plant and equipment, net	205.4	198.4
Operating lease right-of-use assets	44.2	41.2
Goodwill	114.8	115.8
Pension assets	93.7	93.3
Other long-term assets	114.2	117.9
Total assets	$1,501.8	$1,448.5
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$215.8	$199.8
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	7.3	8.3
Current portion of operating lease liabilities	11.5	10.9
Accrued expenses and other	140.2	147.9
Total current liabilities	382.0	374.1
Long-term liabilities, less current portion:
Long-term debt	652.6	620.7
Long-term operating lease liabilities	32.6	30.4
Other long-term liabilities	18.4	19.1
Total long-term liabilities	703.6	670.2
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	414.7	402.2
Noncontrolling interests	1.5	2.0
Total equity	416.2	404.2
Total liabilities and shareholder's equity	$1,501.8	$1,448.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net sales	$440.1	$400.1	$861.1	$805.5
Cost of sales	361.2	331.9	709.5	669.2
Selling, general and administrative expenses	52.7	46.5	104.4	94.6
Restructuring and other special charges	1.3	1.3	2.6	2.3
Operating income	24.9	20.4	44.6	39.4
Other components of pension and other postretirement benefits income, net	2.2	1.8	4.3	3.6
Interest expense, net	(12.4)	(11.3)	(24.7)	(22.4)
Income from continuing operations before income taxes	14.7	10.9	24.2	20.6
Income tax expense	(2.4)	(1.8)	(4.0)	(3.7)
Income from continuing operations	12.3	9.1	20.2	16.9
Loss attributable to noncontrolling interests	0.2	0.4	0.5	1.1
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	12.5	9.5	20.7	18.0
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$12.4	$9.4	$20.5	$17.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$12.2	$9.0	$20.0	$16.6
Other comprehensive income (loss), net of tax:
Currency translation	0.7	13.3	(7.1)	22.7
Foreign currency forward contracts	1.2	1.4	1.0	2.2
Pension and other postretirement benefits	0.1	0.1	(1.1)	0.3
Total other comprehensive income (loss)	2.0	14.8	(7.2)	25.2
Total comprehensive income, net of tax	14.2	23.8	12.8	41.8
Comprehensive loss attributable to noncontrolling interests	0.2	0.4	0.5	1.1
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$14.4	$24.2	$13.3	$42.9

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2026	—	$192.1	$232.1	$(22.0)	$2.0	$404.2
Other comprehensive income (loss)	—	—	8.1	(9.2)	(0.3)	(1.4)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Balance at March 31, 2026	—	193.5	238.4	(31.2)	1.7	402.4
Other comprehensive income (loss)	—	—	12.4	2.0	(0.2)	14.2
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Balance at June 30, 2026	—	$194.9	$249.0	$(29.2)	$1.5	$416.2

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2025	—	$186.6	$215.2	$(51.8)	$6.4	$356.4
Other comprehensive income (loss)	—	—	8.3	10.4	(0.7)	18.0
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at March 31, 2025	—	188.1	221.5	(41.4)	5.7	373.9
Other comprehensive income (loss)	—	—	9.4	14.8	(0.4)	23.8
Stock-based compensation expense	—	1.3	—	—	—	1.3
Dividend paid to parent	—	—	(1.6)	—	—	(1.6)
Balance at June 30, 2025	—	$189.4	$229.3	$(26.6)	$5.3	$397.4

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$20.2	$16.9
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	16.7	16.5
Stock-based compensation expense	2.8	2.8
Changes in operating assets and liabilities:
Accounts receivable	(24.5)	(23.5)
Inventories	(8.1)	3.2
Prepaid and other current assets	(11.7)	(5.5)
Accounts payable and accrued expenses	7.4	(34.9)
Other	(3.6)	(0.7)
Net cash used in operating activities from continuing operations	(0.8)	(25.2)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(23.5)	(16.9)
Net cash used in investing activities from continuing operations	(23.5)	(16.9)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	33.6	38.9
Payments on other debt	(0.7)	(1.7)
Proceeds from other debt	—	1.4
Payments on finance lease facilities, net	(1.3)	(1.9)
Dividends paid to parent	(3.6)	(3.6)
Net cash provided by financing activities from continuing operations	28.0	33.1
DISCONTINUED OPERATIONS
Total used by operating activities	(0.2)	(0.3)
Decrease in cash and cash equivalents from discontinued operations	(0.2)	(0.3)
Effect of exchange rate changes on cash	(0.2)	1.9
Increase (decrease) in cash and cash equivalents	3.3	(7.4)
Cash and cash equivalents at beginning of period	35.5	44.1
Cash and cash equivalents at end of period	$38.8	$36.7

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
PRODUCT LINE
Supply technologies	$182.0	$161.3	$350.9	$322.4
Engineered specialty fasteners and other products	27.3	25.8	53.5	52.5
Supply Technologies Segment	209.3	187.1	404.4	374.9

Fuel, rubber and plastic products	101.4	95.1	201.6	192.0
Assembly Components Segment	101.4	95.1	201.6	192.0

Industrial equipment	97.1	92.1	189.9	182.1
Forged and machined products	32.3	25.8	65.2	56.5
Engineered Products Segment	129.4	117.9	255.1	238.6

Total	$440.1	$400.1	$861.1	$805.5

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended June 30, 2026
GEOGRAPHIC REGION
United States	$116.4	$62.6	$81.9	$260.9
Europe	46.8	4.6	23.4	74.8
Asia	23.9	7.3	13.1	44.3
Mexico	20.7	16.5	3.7	40.9
Canada	1.3	8.8	4.7	14.8
Other	0.2	1.6	2.6	4.4
Total	$209.3	$101.4	$129.4	$440.1

Three Months Ended June 30, 2025
GEOGRAPHIC REGION
United States	$104.4	$60.0	$75.2	$239.6
Europe	41.1	3.9	15.9	60.9
Asia	18.8	8.2	16.5	43.5
Mexico	18.3	14.0	4.5	36.8
Canada	2.9	7.9	5.4	16.2
Other	1.6	1.1	0.4	3.1
Total	$187.1	$95.1	$117.9	$400.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Six Months Ended June 30, 2026
GEOGRAPHIC REGION
United States	$219.8	$122.6	$157.1	$499.5
Europe	93.3	9.0	43.7	146.0
Asia	44.1	15.4	33.3	92.8
Mexico	41.3	33.0	6.5	80.8
Canada	4.8	18.7	9.0	32.5
Other	1.1	2.9	5.5	9.5
Total	$404.4	$201.6	$255.1	$861.1

Six Months Ended June 30, 2025
GEOGRAPHIC REGION
United States	$213.0	$120.1	$142.4	$475.5
Europe	81.5	8.3	30.8	120.6
Asia	36.5	16.6	36.7	89.8
Mexico	35.8	29.1	10.0	74.9
Canada	6.0	15.7	14.6	36.3
Other	2.1	2.2	4.1	8.4
Total	$374.9	$192.0	$238.6	$805.5

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $57.2 million and $49.4 million at June 30, 2026 and December 31, 2025, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $56.2 million and $56.9 million at June 30, 2026 and December 31, 2025, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

NOTE 4 — Segments

The Company operates three reportable segments: Supply Technologies, Assembly Components and Engineered Products. The chief operating decision maker is the Company's Chief Executive Officer. For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate corporate costs, which include but are not limited to executive compensation and corporate office costs; items that are non-operating; or certain items that are unusual in nature. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; other components of pension and other postretirement benefits income, net; and interest expense, net.

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
	Three Months Ended June 30, 2026
Net sales	$209.3	$101.4	$129.4	$440.1
Cost of sales	170.5	90.5	100.2	361.2
Gross profit	38.8	10.9	29.2	78.9
Selling, general and administrative expenses	20.0	5.3	19.6	44.9
Restructuring and other special charges	0.3	0.3	0.6	1.2
Segment operating income	18.5	5.3	9.0	32.8
Corporate expenses				(7.8)
Corporate restructuring and other special charges				(0.1)
Operating income				24.9
Other components of pension and other postretirement benefits income, net				2.2
Interest expense, net				(12.4)
Income from continuing operations before income taxes				$14.7

	Three Months Ended June 30, 2025
Net sales	$187.1	$95.1	$117.9	$400.1
Cost of sales	154.3	84.2	93.4	331.9
Gross profit	32.8	10.9	24.5	68.2
Selling, general and administrative expenses	16.1	4.8	18.1	39.0
Restructuring and other special charges	0.4	0.5	0.4	1.3
Segment operating income	16.3	5.6	6.0	27.9
Corporate expenses				(7.5)
Operating income				20.4
Other components of pension and other postretirement benefits income, net				1.8
Interest expense, net				(11.3)
Income from continuing operations before income taxes				$10.9

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
	Six Months Ended June 30, 2026
Net sales	$404.4	$201.6	$255.1	$861.1
Cost of sales	328.4	180.5	200.6	709.5
Gross profit	76.0	21.1	54.5	151.6
Selling, general and administrative expenses	39.7	10.2	38.7	88.6
Restructuring and other special charges	0.3	0.7	1.1	2.1
Segment operating income	36.0	10.2	14.7	60.9
Corporate expenses				(15.8)
Corporate restructuring and other special charges				(0.5)
Operating income				44.6
Other components of pension and other postretirement benefits income, net				4.3
Interest expense, net				(24.7)
Income from continuing operations before income taxes				$24.2

	Six Months Ended June 30, 2025
Net sales	$374.9	$192.0	$238.6	$805.5
Cost of sales	307.5	169.9	191.8	669.2
Gross profit	67.4	22.1	46.8	136.3
Selling, general and administrative expenses	32.9	10.5	35.8	79.2
Restructuring and other special charges	0.4	0.7	1.2	2.3
Segment operating income	34.1	10.9	9.8	54.8
Corporate expenses				(15.4)
Operating income				39.4
Other components of pension and other postretirement benefits income, net				3.6
Interest expense, net				(22.4)
Income from continuing operations before income taxes				$20.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Supply Technologies	$4.7	$3.1	$8.4	$7.8
Assembly Components	1.7	1.5	3.7	2.9
Engineered Products	4.4	2.7	9.1	5.8
Corporate	0.2	0.1	2.3	0.4
	$11.0	$7.4	$23.5	$16.9
Depreciation and amortization expense:
Supply Technologies	$1.7	$1.7	$3.5	$3.3
Assembly Components	3.2	3.2	6.3	6.6
Engineered Products	3.2	3.3	6.3	6.4
Corporate	0.3	—	0.6	0.2
	$8.4	$8.2	$16.7	$16.5

			June 30, 2026	December 31, 2025
Identifiable assets:
Supply Technologies			$505.6	$489.4
Assembly Components			309.5	293.3
Engineered Products			479.0	465.9
Corporate			207.7	199.9
			$1,501.8	$1,448.5

NOTE 5 — Inventories

Inventories, net consist of the following:

	June 30, 2026	December 31, 2025
	(In millions)
Raw materials and supplies	$107.4	$107.5
Work-in-process	48.1	53.3
Finished goods	272.1	260.1
Inventories, net	$427.6	$420.9

NOTE 6 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended June 30, 2026, income tax expense was $2.4 million on pre-tax income from continuing operations of $14.7 million, representing an effective income tax rate of 16%. In the three months ended June 30, 2025, income tax expense was $1.8 million on pre-tax income of $10.9 million, representing an effective income tax rate of 17%. The rates for the three months ended June 30, 2026 and 2025 are lower than the statutory rate due primarily to increased federal research and development tax credit benefit.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

In the six months ended June 30, 2026, income tax expense was $4.0 million on pre-tax income from continuing operations of $24.2 million, representing an effective income tax rate of 17%. In the six months ended June 30, 2025, income tax expense was $3.7 million on pre-tax income of $20.6 million, representing an effective income tax rate of 18%. The rates for the six months ended June 30, 2026 and 2025 are lower than the statutory rates due primarily to federal research and development tax credit benefit.

NOTE 7 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at June 30, 2026	June 30, 2026	December 31, 2025
			(In millions)
Senior Secured Notes	July 31, 2030	8.500%	$348.6	$348.4
Revolving credit facility	July 17, 2030	5.26%	289.8	257.4
Finance Leases	Various	Various	15.3	16.6
Other	Various	Various	12.2	13.3
Total debt			665.9	635.7
Less: Current portion of long-term debt and short-term debt			(7.3)	(8.3)
Less: Unamortized debt issuance costs			(6.0)	(6.7)
Total long-term debt			$652.6	$620.7

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

In July 2025, the Company amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the revolving credit facility amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on the substantially all of the U.S. equipment (including machinery) of the Company and the Company’s existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of the Company and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility. As of June 30, 2026, we had borrowing availability of $101.9 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of $31.7 million at June 30, 2026 and $32.7 million at December 31, 2025.

The following table represents fair value information of the 2030 Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

	2030 Notes
	June 30, 2026	December 31, 2025
	(In millions)
Carrying amount	$348.6	$348.4
Fair value	$364.0	$360.8

The fair value of the revolving credit facility is equal to its carrying value, as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 8 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the six months ended June 30, 2026 is as follows:

	2026
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	649,612	$20.39
Granted(a)	26,030	31.90
Vested	(180,888)	18.78
Canceled or expired	(5,222)	20.91
Outstanding - end of period	489,532	$21.59
(a) - Included in this amount are 4,608 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.4 million and $1.3 million for the three months ended
June 30, 2026 and 2025, respectively. Total stock-based compensation expense was $2.8 million for both the six months ended June 30, 2026 and 2025. As of June 30, 2026, there was $5.5 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 120 cases asserting claims on behalf of 163 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 10 — Pension and Postretirement Benefits

The components of pension and other postretirement benefits income, net recognized for the three and six months ended June 30, 2026 and 2025 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Service costs	$1.3	$0.9	$2.6	$1.9	$—	$—	$—	$—
Interest costs	0.7	0.8	1.6	1.7	0.1	0.1	0.1	0.1
Expected return on plan assets	(3.0)	(2.8)	(6.1)	(5.6)	(0.1)	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	—	0.2	0.1	0.3	0.1	—	0.1	—
Net periodic benefit (income) expense	$(1.0)	$(0.9)	$(1.8)	$(1.7)	$0.1	$—	$0.1	$—

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

NOTE 11 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
Beginning balance	$(28.1)	$(0.2)	$(2.9)	$(31.2)	$(36.6)	$0.4	$(5.2)	$(41.4)
Currency translation(a)	0.7	—	—	0.7	13.3	—	—	13.3
Foreign currency forward contracts	—	1.2	—	1.2	—	1.4	—	1.4
Pension and OPEB activity, net of tax	—	—	0.1	0.1	—	—	0.1	0.1
Ending balance	$(27.4)	$1.0	$(2.8)	$(29.2)	$(23.3)	$1.8	$(5.1)	$(26.6)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
Beginning balance	$(20.3)	$—	$(1.7)	$(22.0)	$(46.0)	$(0.4)	$(5.4)	$(51.8)
Currency translation(a)	(7.1)	—	—	(7.1)	22.7	—	—	22.7
Foreign currency forward contracts	—	1.0	—	1.0	—	2.2	—	2.2
Pension and OPEB activity, net of tax	—	—	(1.1)	(1.1)	—	—	0.3	0.3
Ending balance	$(27.4)	$1.0	$(2.8)	$(29.2)	$(23.3)	$1.8	$(5.1)	$(26.6)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Engineered Products operates a diverse group of niche manufacturing businesses that design and manufacture a broad range of highly-engineered products, including induction heating and melting systems, pipe threading systems, generators and transformers, inverters and forged and machined products. Engineered Products also produces and provides services and spare parts for the equipment it manufactures. The principal customers of Engineered Products are OEMs, sub-assemblers and end users in the following industries: power generation and energy; general steel processing; automotive and heavy vehicles; aerospace and defense; semiconductor; precious metals and industrial materials; oil and gas; general industrial; and rail.

Sales and operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

As part of its ongoing portfolio optimization strategy, the Company is conducting a formal review of strategic alternatives for its Southwest Steel Processing (“SSP”) business, including a potential sale or other transaction. SSP is part of our Engineered Products segment. This review reflects our continued focus on aligning capital and resources toward higher-growth, higher-margin opportunities across our portfolio. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this review process will result in any transaction or particular outcome.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Dollars in millions)
Net sales	$440.1	$400.1	$40.0	10.0%
Cost of sales	361.2	331.9	29.3	8.8%
Selling, general and administrative (“SG&A”) expenses	52.7	46.5	6.2	13.3%
SG&A expenses as a percentage of net sales	12.0%	11.6%
Restructuring and other special charges	1.3	1.3	—	—%
Operating income	24.9	20.4	4.5	22.1%
Other components of pension and other postretirement benefits income, net	2.2	1.8	0.4	22.2%
Interest expense, net	(12.4)	(11.3)	(1.1)	9.7%
Income from continuing operations before income taxes	14.7	10.9	3.8	34.9%
Income tax benefit	(2.4)	(1.8)	(0.6)	33.3%
Income from continuing operations	12.3	9.1	3.2	35.2%
Loss attributable to noncontrolling interests	0.2	0.4	(0.2)	(50.0)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$12.5	$9.5	$3.0	31.6%

Net Sales

Net sales increased 10.0% to $440.1 million in the second quarter of 2026 compared to $400.1 million in the same period in 2025. This increase was primarily due to higher demand in each of our business segments.

The factors explaining the changes in segment net sales for the three months ended June 30, 2026 compared to the corresponding 2025 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased to $361.2 million in the second quarter of 2026 compared to $331.9 million in the same period in 2025. The increase in cost of sales was primarily due to the increase in net sales in the 2026 period compared to the corresponding period in 2025. Gross margin was 17.9% in the 2026 period compared to 17.0% in the corresponding 2025 period, with the increase driven by the profit flow-through from the higher net sales and ongoing profit-enhancement activities throughout the company.

SG&A Expenses

SG&A expenses were $52.7 million in the second quarter of 2026 compared to $46.5 million in the comparable period in 2025. As a percentage of net sales, SG&A expenses were 12.0% in the second quarter of 2026 compared to 11.6% in corresponding 2025 period. The increases were driven by ongoing inflation, higher employee costs and support for the higher sales levels.

Restructuring and Other Special Charges

During the second quarter of 2026, the Company recorded charges of $1.3 million in connection with restructuring and other special charges, which included $0.3 million in our Supply Technologies segment, $0.3 million in our Assembly Components segment, $0.6 million in our Engineered Products segment and $0.1 million at Corporate.

During the second quarter of 2025, the Company recorded charges of $1.3 million in connection with restructuring and other special charges, which included $0.4 million in our Supply Technologies segment, $0.5 million in our Assembly Components segment and $0.4 million in our Engineered Products segment.

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $2.2 million in the quarter ended June 30, 2026 compared to $1.8 million in the corresponding quarter in 2025. This increase was due to higher return on plan assets in the 2026 period compared to the 2025 period.

Interest Expense, Net

Interest expense, net was $12.4 million in the second quarter of 2026 compared to $11.3 million in the 2025 second quarter. The increase was due primarily to the August 2025 refinancing of all of our outstanding 6.625% Senior Notes due 2027 (the “2027 Notes”), which resulted in a higher interest rate on our 8.500% Senior Secured Notes due 2030 (the “2030 Notes”) compared to the 2027 Notes. This adverse interest impact was partially offset by lower interest rates on our revolving credit facility in the 2026 second quarter compared to the same quarter a year ago.

Income Tax Expense

In the three months ended June 30, 2026, income tax expense was $2.4 million on pre-tax income from continuing operations of $14.7 million, representing an effective income tax rate of 16%. In the three months ended June 30, 2025, income tax expense was $1.8 million on pre-tax income of $10.9 million, representing an effective income tax rate of 17%. The rates for the three months ended June 30, 2026 and 2025 are lower than the statutory rate due primarily to increased federal research and development tax credit benefit.

RESULTS OF CONTINUING OPERATIONS

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Dollars in millions)
Net sales	$861.1	$805.5	$55.6	6.9%
Cost of sales	709.5	669.2	40.3	6.0%
SG&A expenses	104.4	94.6	9.8	10.4%
SG&A expenses as a percentage of net sales	12.1%	11.7%
Restructuring and other special charges	2.6	2.3	0.3	13.0%
Operating income	44.6	39.4	5.2	13.2%
Other components of pension and other postretirement benefits income, net	4.3	3.6	0.7	19.4%
Interest expense, net	(24.7)	(22.4)	(2.3)	10.3%
Income from continuing operations before income taxes	24.2	20.6	3.6	17.5%
Income tax expense	(4.0)	(3.7)	(0.3)	8.1%
Income from continuing operations	20.2	16.9	3.3	19.5%
Loss attributable to noncontrolling interests	0.5	1.1	(0.6)	(54.5)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$20.7	$18.0	$2.7	15.0%

Net Sales

Net sales increased 6.9% to $861.1 million in the first six months of 2026 compared to $805.5 million in the same period in 2025. This increase was primarily due to higher customer demand in each of our business segments.

The factors explaining the changes in segment net sales for the six months ended June 30, 2026 compared to the corresponding 2025 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased to $709.5 million in the first six months of 2026 compared to $669.2 million in the same period in 2025, driven by the increase in net sales. Gross margin was 17.6% in the 2026 period compared to 16.9% in the corresponding 2025 period, with the year-over-year gross margin increase driven by the profit flow-through from the higher sales and ongoing profit-enhancement activities throughout the company.

SG&A Expenses

SG&A expenses were $104.4 million in the first six months of 2026, compared to $94.6 million in the same period in 2025. As a percentage of net sales, SG&A expenses were 12.1% in the first six months of 2026 compared to 11.7% in the comparable period in 2025. The increases were driven by ongoing inflation, higher employee costs and support for the higher sales levels.

Restructuring and Other Special Charges

During the first six months of 2026, the Company recorded $2.6 million in connection with restructuring and other special charges, which included $0.3 million in our Supply Technologies segment, $0.7 million in our Assembly Components segment, $1.1 million in our Engineered Products segment and $0.5 million at Corporate.

During the first six months of 2025, the Company recorded $2.3 million in connection with restructuring and other special charges, which included $0.4 million in our Supply Technologies segment, $0.7 million in our Assembly Components segment and $1.2 million in our Engineered Products segment.

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $4.3 million in the first six months of 2026 compared to $3.6 million in the corresponding period in 2025. This increase was due to higher return on plan assets in 2026 compared to 2025.

Interest Expense, Net

Interest expense, net was $24.7 million in the first six months of 2026 compared to $22.4 million in the 2025 period. The increase was due primarily to the higher rate of 8.500% on our 2030 Notes compared to the 2027 Notes and higher average outstanding debt balances in the 2026 period compared to the same period a year ago, partially offset by lower rates on our revolving credit facility.

Income Tax Expense

In the six months ended June 30, 2026, income tax expense was $4.0 million on pre-tax income from continuing operations of $24.2 million, representing an effective income tax rate of 17%. In the six months ended June 30, 2025, income tax expense was $3.7 million on pre-tax income of $20.6 million, representing an effective income tax rate of 18%. The rates for the six months ended June 30, 2026 and 2025 are lower than the statutory rates due primarily to federal research and development tax credit benefit.

SEGMENT RESULTS

For purposes of measuring business segment performance, the chief operating decision maker utilizes segment operating income, which is defined as revenues less expenses identifiable to the product lines within each segment. The Company does not allocate corporate costs, which include but are not limited to executive compensation and corporate office costs; items that are non-operating; or certain items that are unusual in nature. Segment operating income reconciles to consolidated income before income taxes by adjusting for corporate costs; other components of pension and other postretirement benefits income, net; and interest expense, net.

Supply Technologies Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$209.3	$187.1	$404.4	$374.9
Segment operating income	$18.5	$16.3	$36.0	$34.1
Segment operating income margin	8.8%	8.7%	8.9%	9.1%

Three months ended June 30:

Net sales increased 11.9% in the three months ended June 30, 2026 compared to the 2025 period due primarily to higher customer demand in certain end markets, including the semiconductor, AI data center, powersports, aerospace and defense, heavy-duty truck and agricultural and industrial equipment end markets. Sales in our fastener manufacturing business were up 5.8% year-over-year, driven by higher customer demand for our proprietary products, particularly in Asia.

Segment operating income was $18.5 million in the 2026 period compared to $16.3 million in the 2025 period. Operating income margin was 8.8% in the 2026 quarter compared to 8.7% in the 2025 quarter. The increases reflect profit flow-through from the higher sales, continued sales growth of our proprietary products in our fastener manufacturing business, various profit-enhancement initiatives and our ongoing investments in automation initiatives designed to improve productivity and reduce operating costs across the business.

Six months ended June 30:

Net sales increased 7.9% in the six months ended June 30, 2026 compared to the 2025 period due primarily to higher customer demand in certain end markets in our supply chain business, including the semiconductor, AI data center, powersports, aerospace and defense, heavy-duty truck and agricultural and industrial equipment end markets. Sales in our fastener manufacturing business were up 1.9% year-over-year.

Segment operating income was $36.0 million in the 2026 period compared to $34.1 million in the 2025 period. Operating income margin was 8.9% in the six months ended June 30, 2026 compared to 9.1% in the 2025 period. Segment operating income margin was 20 basis points lower in the 2026 period compared to the same period a year ago due primarily to higher tariffs in the 2026 period, which impacted gross margins.

Assembly Components Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$101.4	$95.1	$201.6	$192.0
Segment operating income	$5.3	$5.6	$10.2	$10.9
Segment operating income margin	5.2%	5.9%	5.1%	5.7%

Three months ended June 30:

Net sales increased 6.6% in the three months ended June 30, 2026 compared to the 2025 period, due primarily to increased unit volumes on new business launched in 2025.

Segment operating income in the 2026 period decreased by $0.3 million, and segment operating income margin decreased by 70 basis points, compared to the corresponding period of 2025. The decreases in operating income and margin in the second quarter of 2026 compared to the 2025 period were due to unfavorable mix.

Six months ended June 30:

Net sales were $201.6 million, or 5.0% higher, in the six months ended June 30, 2026 compared to the 2025 period. The increase was due primarily to increased unit volumes on new business launched throughout 2025.

Segment operating income decreased to $10.2 million in the six months ended June 30, 2026 compared to $10.9 million in the 2025 period, a decrease of 6.4%, and margins decreased by 60 basis points. The decreases were due to unfavorable mix.

Engineered Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$129.4	$117.9	$255.1	$238.6
Segment operating income	$9.0	$6.0	$14.7	$9.8
Segment operating income margin	7.0%	5.1%	5.8%	4.1%

Three months ended June 30:

Net sales were $129.4 million in the 2026 second quarter, an increase of 9.8%, compared to $117.9 million in last year's second quarter. The increase was driven by higher demand across defense, electrical steel processing, oil and gas, agriculture, AI data center, semiconductor and other general industrial end markets. In our forged and machined products group, second quarter 2026 sales were up 25% compared to the same quarter a year ago, driven by higher customer demand.

Segment operating income in the 2026 period increased by $3.0 million compared to the corresponding 2025 period, and operating margins were up 190 basis points compared to the corresponding 2025 period. The increases in the 2026 period were driven by the higher sales and improved operational efficiencies in both our capital equipment and forged and machined products group.

Six months ended June 30:

Net sales were $255.1 million in the six months ended June 30, 2026 compared to $238.6 million in comparable 2025 period, up 6.9%. The year-over-year increase was driven by higher customer demand across defense, electrical steel processing, oil and gas, agriculture, AI data center, semiconductor and other general industrial end markets. In our forged and machined products group, 2026 sales were up 15% compared to the same quarter a year ago, driven by higher customer demand.

Segment operating income in the 2026 period increased by $4.9 million compared to the corresponding 2025 period, driven by higher sales and improved operational efficiencies in both our capital equipment and forged and machined products group.

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

We are exposed to market risk, including changes in interest rates. As of June 30, 2026, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $1.4 million during the six-month period ended June 30, 2026.

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

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of June 30, 2026:

We were a co-defendant in 120 cases asserting claims on behalf of 163 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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
Date: August 6, 2026