Form 10-Q
period 2026-09-30
PARK OHIO INDUSTRIES INC/OH
filed 2026-11-05
CIK 1068148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

All of the outstanding capital stock of the registrant is held by Park-Ohio Holdings Corp. As of October 30, 2026, 100 shares of the registrant’s common stock, $1 par value, were outstanding.

Park-Ohio Industries, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2026	December 31, 2025
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$35.5
Accounts receivable, net	292.0	265.0
Inventories, net	423.7	420.9
Receivable from affiliates	43.6	39.3
Other current assets	137.9	121.2
Total current assets	946.5	881.9
Property, plant and equipment, net	207.7	198.4
Operating lease right-of-use assets	61.8	41.2
Goodwill	114.8	115.8
Pension assets	94.8	93.3
Other long-term assets	111.7	117.9
Total assets	$1,537.3	$1,448.5
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$215.9	$199.8
Payable to affiliates	7.2	7.2
Current portion of long-term debt and short-term debt	7.0	8.3
Current portion of operating lease liabilities	12.5	10.9
Accrued expenses and other	139.3	147.9
Total current liabilities	381.9	374.1
Long-term liabilities, less current portion:
Long-term debt	660.4	620.7
Long-term operating lease liabilities	49.7	30.4
Other long-term liabilities	17.6	19.1
Total long-term liabilities	727.7	670.2
Park-Ohio Industries, Inc. and Subsidiaries shareholder's equity	426.6	402.2
Noncontrolling interests	1.1	2.0
Total equity	427.7	404.2
Total liabilities and shareholder's equity	$1,537.3	$1,448.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net sales	$458.5	$398.6	$1,319.6	$1,204.1
Cost of sales	376.3	332.0	1,085.8	1,001.2
Selling, general and administrative expenses	54.0	46.3	158.4	140.9
Restructuring and other special charges	1.4	2.8	4.0	5.1
Operating income	26.8	17.5	71.4	56.9
Other components of pension and other postretirement benefits income, net	2.1	1.7	6.4	5.3
Interest expense, net	(12.3)	(12.7)	(37.0)	(35.1)
Loss on extinguishment of debt	—	(2.0)	—	(2.0)
Income from continuing operations before income taxes	16.6	4.5	40.8	25.1
Income tax (expense) benefit	(3.1)	0.4	(7.1)	(3.3)
Income from continuing operations	13.5	4.9	33.7	21.8
Loss attributable to noncontrolling interests	0.4	0.6	0.9	1.7
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	13.9	5.5	34.6	23.5
Loss from discontinued operations, net of tax	(0.1)	(0.2)	(0.3)	(0.5)
Net income attributable to Park-Ohio Industries, Inc. common shareholder	$13.8	$5.3	$34.3	$23.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net income attributable to Park-Ohio Industries, Inc. common shareholder before noncontrolling interest	$13.4	$4.7	$33.4	$21.3
Other comprehensive (loss) income, net of tax:
Currency translation	(0.6)	(0.7)	(7.7)	22.0
Foreign currency forward contracts	(1.1)	(0.6)	(0.1)	1.6
Pension and other postretirement benefits	0.1	0.3	(1.0)	0.6
Total other comprehensive (loss) income	(1.6)	(1.0)	(8.8)	24.2
Total comprehensive income, net of tax	11.8	3.7	24.6	45.5
Comprehensive loss attributable to noncontrolling interests	0.4	0.6	0.9	1.7
Comprehensive income attributable to Park-Ohio Industries, Inc. common shareholder	$12.2	$4.3	$25.5	$47.2

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2026	—	$192.1	$232.1	$(22.0)	$2.0	$404.2
Other comprehensive income (loss)	—	—	8.1	(9.2)	(0.3)	(1.4)
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Balance at March 31, 2026	—	193.5	238.4	(31.2)	1.7	402.4
Other comprehensive income (loss)	—	—	12.4	2.0	(0.2)	14.2
Stock-based compensation expense	—	1.4	—	—	—	1.4
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Balance at June 30, 2026	—	194.9	249.0	(29.2)	1.5	416.2
Other comprehensive income (loss)	—	—	13.8	(1.6)	(0.4)	11.8
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Balance at September 30, 2026	—	$196.4	$261.0	$(30.8)	$1.1	$427.7

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(In millions)
Balance at January 1, 2025	—	$186.6	$215.2	$(51.8)	$6.4	$356.4
Other comprehensive income (loss)	—	—	8.3	10.4	(0.7)	18.0
Stock-based compensation expense	—	1.5	—	—	—	1.5
Dividend paid to parent	—	—	(2.0)	—	—	(2.0)
Balance at March 31, 2025	—	188.1	221.5	(41.4)	5.7	373.9
Other comprehensive income (loss)	—	—	9.4	14.8	(0.4)	23.8
Stock-based compensation expense	—	1.3	—	—	—	1.3
Dividend paid to parent	—	—	(1.6)	—	—	(1.6)
Balance at June 30, 2025	—	189.4	229.3	(26.6)	5.3	397.4
Other comprehensive income (loss)	—	—	5.3	(1.0)	(0.6)	3.7
Stock-based compensation expense	—	1.3	—	—	—	1.3
Investment from Park-Ohio Holdings Corp.	—	—	—	—	—	—
Dividend paid to parent	—	—	(1.8)	—	—	(1.8)
Dividends	—	—	—	—	(0.6)	(0.6)
Balance at September 30, 2025	—	$190.7	$232.8	$(27.6)	$4.1	$400.0

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Income from continuing operations	$33.7	$21.8
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	24.4	24.8
Loss on extinguishment of debt	—	2.0
Stock-based compensation expense	4.3	4.1
Changes in operating assets and liabilities:
Accounts receivable	(28.5)	(15.9)
Inventories	(4.4)	—
Other current assets	(17.5)	(19.5)
Accounts payable and accrued expenses	6.4	(23.0)
Other	(5.2)	(2.7)
Net cash provided by (used in) operating activities from continuing operations	13.2	(8.4)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Purchases of property, plant and equipment	(31.9)	(27.6)
Net cash used in investing activities from continuing operations	(31.9)	(27.6)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from revolving credit facility, net	41.8	48.8
Payments on other debt	(1.3)	(1.9)
Proceeds from other debt	—	1.0
Payments on finance lease facilities, net	(2.0)	(1.9)
Issuance of 8.5% Senior Notes due 2030, net of discount	—	348.3
Redemption of 6.625% Senior Notes due 2027	—	(350.0)
Payments for debt refinancing fees and expenses	—	(6.5)
Dividends paid to parent	(5.4)	(5.4)
Dividends	—	(0.6)
Net cash provided by financing activities from continuing operations	33.1	31.8
DISCONTINUED OPERATIONS
Total used by operating activities	(0.3)	(0.5)
Decrease in cash and cash equivalents from discontinued operations	(0.3)	(0.5)
Effect of exchange rate changes on cash	(0.3)	2.1
Increase (decrease) in cash and cash equivalents	13.8	(2.6)
Cash and cash equivalents at beginning of period	35.5	44.1
Cash and cash equivalents at end of period	$49.3	$41.5

Refer to the accompanying notes to these unaudited condensed consolidated financial statements.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

NOTE 1 — Basis of Presentation

The condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
PRODUCT LINE
Supply technologies	$196.5	$158.9	$547.4	$481.3
Engineered specialty fasteners and other products	28.7	26.6	82.2	79.1
Supply Technologies Segment	225.2	185.5	629.6	560.4

Fuel, rubber and plastic products	103.6	97.0	305.2	289.0
Assembly Components Segment	103.6	97.0	305.2	289.0

Industrial equipment	94.5	89.6	284.4	271.7
Forged and machined products	35.2	26.5	100.4	83.0
Engineered Products Segment	129.7	116.1	384.8	354.7

Total	$458.5	$398.6	$1,319.6	$1,204.1

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Three Months Ended September 30, 2026
GEOGRAPHIC REGION
United States	$126.9	$62.1	$70.5	$259.5
Europe	45.0	4.0	24.5	73.5
Asia	25.3	7.7	16.5	49.5
Mexico	21.2	16.8	4.5	42.5
Canada	2.3	11.0	10.8	24.1
Other	4.5	2.0	2.9	9.4
Total	$225.2	$103.6	$129.7	$458.5

Three Months Ended September 30, 2025
GEOGRAPHIC REGION
United States	$103.5	$56.9	$59.2	$219.6
Europe	41.7	4.0	25.0	70.7
Asia	19.2	7.3	17.6	44.1
Mexico	17.7	16.6	2.9	37.2
Canada	3.2	8.3	8.3	19.8
Other	0.2	3.9	3.1	7.2
Total	$185.5	$97.0	$116.1	$398.6

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

	Supply Technologies Segment	Assembly Components Segment	Engineered Products Segment	Total Revenues
	(In millions)
Nine Months Ended September 30, 2026
GEOGRAPHIC REGION
United States	$346.7	$184.7	$227.6	$759.0
Europe	138.3	13.0	68.2	219.5
Asia	69.4	23.1	49.8	142.3
Mexico	62.5	49.8	11.0	123.3
Canada	7.1	29.7	19.8	56.6
Other	5.6	4.9	8.4	18.9
Total	$629.6	$305.2	$384.8	$1,319.6

Nine Months Ended September 30, 2025
GEOGRAPHIC REGION
United States	$316.5	$177.0	$201.6	$695.1
Europe	123.2	12.3	55.8	191.3
Asia	55.7	23.9	54.3	133.9
Mexico	53.5	45.7	12.9	112.1
Canada	9.2	24.0	22.9	56.1
Other	2.3	6.1	7.2	15.6
Total	$560.4	$289.0	$354.7	$1,204.1

For over time arrangements, contract assets primarily relate to revenue recognized in advance of billings to customers under long-term contracts accounted for under percentage of completion. These amounts, which totaled $56.7 million and $49.4 million at September 30, 2026 and December 31, 2025, respectively, are recorded in Other current assets in the Condensed Consolidated Balance Sheets.

For over time arrangements, contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. These amounts, which totaled $58.7 million and $56.9 million at September 30, 2026 and December 31, 2025, respectively, are recorded in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

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

Results by business segment were as follows:

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
	Three Months Ended September 30, 2026
Net sales	$225.2	$103.6	$129.7	$458.5
Cost of sales	183.2	92.8	100.3	376.3
Gross profit	42.0	10.8	29.4	82.2
Selling, general and administrative expenses	20.2	5.1	19.5	44.8
Restructuring and other special charges	0.4	0.1	0.8	1.3
Segment operating income	21.4	5.6	9.1	36.1
Corporate expenses				(9.2)
Corporate restructuring and other special charges				(0.1)
Operating income				26.8
Other components of pension and other postretirement benefits income, net				2.1
Interest expense, net				(12.3)
Income from continuing operations before income taxes				$16.6

	Three Months Ended September 30, 2025
Net sales	$185.5	$97.0	$116.1	$398.6
Cost of sales	150.0	86.6	95.4	332.0
Gross profit	35.5	10.4	20.7	66.6
Selling, general and administrative expenses	17.1	4.4	17.0	38.5
Restructuring and other special charges	1.0	1.3	0.3	2.6
Segment operating income	17.4	4.7	3.4	25.5
Corporate expenses				(7.8)
Corporate restructuring and other special charges				(0.2)
Operating income				17.5
Other components of pension and other postretirement benefits income, net				1.7
Interest expense, net				(12.7)
Loss on extinguishment of debt				(2.0)
Income from continuing operations before income taxes				$4.5

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

	Supply Technologies	Assembly Components	Engineered Products	Total
	(In millions)
	Nine Months Ended September 30, 2026
Net sales	$629.6	$305.2	$384.8	$1,319.6
Cost of sales	511.6	273.3	300.9	1,085.8
Gross profit	118.0	31.9	83.9	233.8
Selling, general and administrative expenses	59.9	15.3	58.2	133.4
Restructuring and other special charges	0.7	0.8	1.9	3.4
Segment operating income	57.4	15.8	23.8	97.0
Corporate expenses				(25.0)
Corporate restructuring and other special charges				(0.6)
Operating income				71.4
Other components of pension and other postretirement benefits income, net				6.4
Interest expense, net				(37.0)
Income from continuing operations before income taxes				$40.8

	Nine Months Ended September 30, 2025
Net sales	$560.4	$289.0	$354.7	$1,204.1
Cost of sales	457.5	256.5	287.2	1,001.2
Gross profit	102.9	32.5	67.5	202.9
Selling, general and administrative expenses	50.0	14.9	52.8	117.7
Restructuring and other special charges	1.4	2.0	1.5	4.9
Segment operating income	51.5	15.6	13.2	80.3
Corporate expenses				(23.2)
Corporate restructuring and other special charges				(0.2)
Operating income				56.9
Other components of pension and other postretirement benefits income, net				5.3
Interest expense, net				(35.1)
Loss on extinguishment of debt				(2.0)
Income from continuing operations before income taxes				$25.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Supply Technologies	$1.5	$5.9	$9.9	$13.7
Assembly Components	1.8	1.7	5.5	4.6
Engineered Products	4.8	2.5	13.9	8.3
Corporate	0.3	0.6	2.6	1.0
	$8.4	$10.7	$31.9	$27.6
Depreciation and amortization expense:
Supply Technologies	$1.7	$1.7	$5.2	$5.0
Assembly Components	3.1	3.2	9.4	9.8
Engineered Products	2.6	3.2	8.9	9.6
Corporate	0.3	0.2	0.9	0.4
	$7.7	$8.3	$24.4	$24.8

			September 30, 2026	December 31, 2025
Identifiable assets:
Supply Technologies			$532.7	$489.4
Assembly Components			306.5	293.3
Engineered Products			488.5	465.9
Corporate			209.6	199.9
			$1,537.3	$1,448.5

NOTE 5 — Inventories

Inventories, net consist of the following:

	September 30, 2026	December 31, 2025
	(In millions)
Raw materials and supplies	$106.8	$107.5
Work-in-process	51.1	53.3
Finished goods	265.8	260.1
Inventories, net	$423.7	$420.9

NOTE 6 — Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective rate, adjusted for discrete items in each period, if any.
In the three months ended September 30, 2026, income tax expense was $3.1 million on pre-tax income from continuing operations of $16.6 million, representing an effective income tax rate of 19%. The effective rate for the three-month period is lower than the U.S. statutory rate due primarily to federal research and development tax credit benefit. In the three months ended September 30, 2025, income tax benefit was $0.4 million on pre-tax income of $4.5 million. The tax benefit in the three month period is primarily due to federal research and development tax credit benefit.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

In the nine months ended September 30, 2026, income tax expense was $7.1 million on pre-tax income from continuing operations of $40.8 million, representing an effective income tax rate of 17%. In the nine months ended September 30, 2025, income tax expense was $3.3 million on pre-tax income of $25.1 million, representing an effective income tax rate of 13%. The rates for the nine months ended September 30, 2026 and 2025 are lower than the U.S. statutory rate due primarily to federal research and development tax credit benefit.

NOTE 7 — Financing Arrangements

Debt consists of the following:

			Carrying Value at
	Maturity Date	Interest Rate at September 30, 2026	September 30, 2026	December 31, 2025
			(In millions)
Senior Secured Notes, net of discount	July 31, 2030	8.500%	$348.7	$348.4
Revolving credit facility	July 17, 2030	5.35%	298.2	257.4
Finance Leases	Various	Various	14.5	16.6
Other	Various	Various	11.6	13.3
Total debt			673.0	635.7
Less: Current portion of long-term debt and short-term debt			(7.0)	(8.3)
Less: Unamortized debt issuance costs			(5.6)	(6.7)
Total long-term debt			$660.4	$620.7

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

In July 2025, the Company amended its Seventh Amended and Restated Credit Agreement (the “Credit Agreement”), in order to, among other things, (a) extend the maturity date to the fifth anniversary from the closing of the revolving credit facility amendment, (b) permit the issuance of the 2030 Notes and (c) permit the 2030 Notes to be secured by (i) a first-priority lien on substantially all of the U.S. equipment (including machinery) of the Company and its existing and future domestic subsidiaries (the “Guarantors”) that guarantee debt under the Credit Agreement (the “Notes Priority Collateral”) and (ii) a second-priority lien (junior to the Credit Agreement) on substantially all of the U.S. assets of the Company and the Guarantors (including the 65% pledge of the foreign equity owned by the Guarantors), other than assets constituting Notes Priority Collateral, securing the revolving credit facility (the “ABL Priority Collateral”). The Credit Agreement provides for a revolving credit facility in the amount of $405.0 million, including a $40.0 million Canadian revolving subcommitment and a European revolving subcommitment in the amount of $30.0 million. Pursuant to the Credit Agreement, the Company has the option to increase the availability under the revolving credit facility. As of September 30, 2026, we had borrowing availability of $94.7 million under the Credit Agreement.

We had outstanding bank guarantees and letters of credit under our credit arrangements of $32.3 million at September 30, 2026 and $32.7 million at December 31, 2025.

The following table represents fair value information of the 2030 Notes, classified as Level 1 using estimated quoted market prices.

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

	2030 Notes
	September 30, 2026	December 31, 2025
	(In millions)
Carrying amount	$348.7	$348.4
Fair value	$358.4	$360.8

The fair value of the revolving credit facility is equal to its carrying value, as the Company has the ability to repay the outstanding principal at par value at any time. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

NOTE 8 — Stock-Based Compensation

A summary of Holdings' restricted share activity for the nine months ended September 30, 2026 is as follows:

	2026
	Time-Based
	Number of Shares	Weighted Average Grant Date Fair Value
	(In whole shares)
Outstanding - beginning of year	649,612	$20.39
Granted(a)	174,364	35.66
Vested	(283,459)	19.03
Canceled or expired	(5,793)	20.74
Outstanding - end of period	534,724	$26.09
(a) - Included in this amount are 4,608 restricted share units.

Stock-based compensation is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income. Total stock-based compensation expense was $1.5 million and $1.3 million for the three months ended
September 30, 2026 and 2025, respectively. Total stock-based compensation expense was $4.3 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $9.1 million of unrecognized compensation cost related to non-vested stock-based compensation, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

In addition to the routine lawsuits and asserted claims noted above, we are also a co-defendant in 127 cases asserting claims on behalf of 170 plaintiffs alleging personal injury as a result of exposure to asbestos. In every asbestos case in which we are named as a party, the complaints are filed against multiple named defendants. Historically, we have been dismissed from asbestos cases.  We intend to vigorously defend these cases and believe we will continue to be successful in being dismissed from such cases.

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

NOTE 10 — Pension and Postretirement Benefits

The components of pension and other postretirement benefits income, net recognized for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Pension Benefits				Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Service costs	$1.3	$1.2	$3.9	$3.1	$—	$—	$—	$—
Interest costs	0.8	0.9	2.4	2.6	—	—	0.1	0.1
Expected return on plan assets	(3.1)	(2.9)	(9.2)	(8.5)	—	—	(0.1)	(0.1)
Recognized net actuarial loss	0.2	0.2	0.3	0.5	—	0.1	0.1	0.1
Net periodic benefit (income) expense	$(0.8)	$(0.6)	$(2.6)	$(2.3)	$—	$0.1	$0.1	$0.1

Park-Ohio Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

NOTE 11 — Accumulated Other Comprehensive Loss

The components of and changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total	Cumulative Translation Adjustment	Cash Flow Hedges	Pension and Postretirement Benefits	Total
	(In millions)
	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
Beginning balance	$(27.4)	$1.0	$(2.8)	$(29.2)	$(23.3)	$1.8	$(5.1)	$(26.6)
Currency translation(a)	(0.6)	—	—	(0.6)	(0.7)	—	—	(0.7)
Foreign currency forward contracts	—	(1.1)	—	(1.1)	—	(0.6)	—	(0.6)
Pension and OPEB activity, net of tax	—	—	0.1	0.1	—	—	0.3	0.3
Ending balance	$(28.0)	$(0.1)	$(2.7)	$(30.8)	$(24.0)	$1.2	$(4.8)	$(27.6)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
Beginning balance	$(20.3)	$—	$(1.7)	$(22.0)	$(46.0)	$(0.4)	$(5.4)	$(51.8)
Currency translation(a)	(7.7)	—	—	(7.7)	22.0	—	—	22.0
Foreign currency forward contracts	—	(0.1)	—	(0.1)	—	1.6	—	1.6
Pension and OPEB activity, net of tax	—	—	(1.0)	(1.0)	—	—	0.6	0.6
Ending balance	$(28.0)	$(0.1)	$(2.7)	$(30.8)	$(24.0)	$1.2	$(4.8)	$(27.6)

(a)No income taxes were provided on currency translation as foreign earnings are considered permanently reinvested.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our condensed consolidated financial statements include the accounts of Park-Ohio Industries, Inc. and its subsidiaries (collectively, “we,” “our,” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Park-Ohio Industries, Inc. is a wholly-owned subsidiary of Park-Ohio Holdings Corp. (“Holdings”).

EXECUTIVE OVERVIEW

We provide global OEMs and industrial customers with supply-chain management services, engineered production components, and industrial equipment and related aftermarket support. Our businesses include customized component sourcing and fulfillment, engineered fastening and fluid-routing products, thermal-processing and power-management equipment, and specialty forged and machined products. We report these activities through three segments: Supply Technologies, Assembly Components and Engineered Products.

Supply Technologies provides OEM customers with customized supply-chain management programs, including global sourcing, quality assurance, inventory planning, kitting, and point-of-use delivery of components used in manufacturing. These programs are supported by engineering and design assistance and other value-added services. The segment also designs and manufactures engineered specialty fasteners and other products, including proprietary fastening technologies. Customers span transportation, semiconductor equipment, electrical distribution, aerospace and defense, and other industrial markets.

Assembly Components designs and manufactures engineered fluid-routing products and assemblies, including fuel-delivery systems, hose and tubing products, and molded rubber and plastic components. Its manufacturing capabilities support fluid transfer and thermal-management applications, principally for automotive OEM platforms and related transportation markets. These capabilities may also support additional industrial applications over time.

Engineered Products designs and manufactures industrial thermal-processing and power-management equipment, specialty forged and machined products, and related aftermarket parts and services. Equipment includes induction heating and melting systems, power supplies, transformers, inverters and specialized forming equipment. The segment serves aerospace and defense, electrical steel and power infrastructure, semiconductor and materials processing, oil and gas, power generation and other industrial applications. Its aftermarket activities support customers’ installed equipment alongside new equipment demand.

Sales and operating income for these three segments are provided in Note 4 to the condensed consolidated financial statements, included elsewhere herein.

As part of its ongoing portfolio optimization strategy, the Company is conducting a formal review of strategic alternatives for its Southwest Steel Processing (“SSP”) business, including a potential sale or other transaction. SSP is included in our Engineered Products segment. This review reflects our continued focus on aligning capital and resources toward higher-growth, higher-margin opportunities across our portfolio. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this review process will result in any transaction or particular outcome.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Dollars in millions)
Net sales	$458.5	$398.6	$59.9	15.0%
Cost of sales	376.3	332.0	44.3	13.3%
Selling, general and administrative (“SG&A”) expenses	54.0	46.3	7.7	16.6%
SG&A expenses as a percentage of net sales	11.8%	11.6%
Restructuring and other special charges	1.4	2.8	(1.4)	(50.0)%
Operating income	26.8	17.5	9.3	53.1%
Other components of pension and other postretirement benefits income, net	2.1	1.7	0.4	23.5%
Interest expense, net	(12.3)	(12.7)	0.4	(3.1)%
Loss on extinguishment of debt	—	(2.0)	2.0	*
Income from continuing operations before income taxes	16.6	4.5	12.1	*
Income tax (expense) benefit	(3.1)	0.4	(3.5)	*
Income from continuing operations	13.5	4.9	8.6	*
Loss attributable to noncontrolling interests	0.4	0.6	(0.2)	(33.3)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$13.9	$5.5	$8.4	*

Net Sales

Net sales increased 15.0% to $458.5 million in the third quarter of 2026 compared to $398.6 million in the same period in 2025. This increase was primarily due to higher demand in each of our business segments.

The factors explaining the changes in segment net sales for the three months ended September 30, 2026 compared to the corresponding 2025 period are contained within the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased to $376.3 million in the third quarter of 2026 compared to $332.0 million in the same period in 2025. The increase in cost of sales was due to the increase in net sales in the 2026 period compared to the corresponding period in 2025. Gross margin increased to 17.9% in the third quarter of 2026 from 16.7% in the corresponding 2025 period. The improvement reflected profit contribution from higher sales and continued operating initiatives across the business, including productivity improvements, automation and improved manufacturing execution.

SG&A Expenses

SG&A expenses were $54.0 million in the third quarter of 2026 compared to $46.3 million in the comparable period in 2025. As a percentage of net sales, SG&A expenses were 11.8% in the third quarter of 2026 compared to 11.6% in corresponding 2025 period. The increases were driven by ongoing inflation, higher employee costs and support for the higher sales levels.

Restructuring and Other Special Charges

During the third quarter of 2026, the Company recorded charges of $1.4 million in connection with restructuring and other special charges, which included $0.4 million in our Supply Technologies segment, $0.1 million in our Assembly Components segment, $0.8 million in our Engineered Products segment and $0.1 million at Corporate.

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

Other Components of Pension and Other Postretirement Benefits (“OPEB”) Income, Net

Other components of pension and OPEB income, net was $2.1 million in the quarter ended September 30, 2026 compared to $1.7 million in the corresponding quarter in 2025. This increase was due to a higher return on plan assets in the 2026 period compared to the 2025 period.

Interest Expense, Net

Interest expense, net was $12.3 million in the third quarter of 2026 compared to $12.7 million in the 2025 third quarter. The decrease was due primarily to lower interest rates and lower borrowings on our revolving credit facility in the 2026 third quarter compared to the same quarter a year ago.

Income Tax Expense/Benefit

In the three months ended September 30, 2026, income tax expense was $3.1 million on pre-tax income from continuing operations of $16.6 million, representing an effective income tax rate of 19%. The effective rate for the three-month period is lower than the U.S. statutory rate due primarily to federal research and development tax credit benefit. In the three months ended September 30, 2025, income tax benefit was $0.4 million on pre-tax income of $4.5 million. The tax benefit in the three month period is primarily due to federal research and development tax credit benefit.

RESULTS OF CONTINUING OPERATIONS

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Dollars in millions)
Net sales	$1,319.6	$1,204.1	$115.5	9.6%
Cost of sales	1,085.8	1,001.2	84.6	8.4%
SG&A expenses	158.4	140.9	17.5	12.4%
SG&A expenses as a percentage of net sales	12.0%	11.7%
Restructuring and other special charges	4.0	5.1	(1.1)	(21.6)%
Operating income	71.4	56.9	14.5	25.5%
Other components of pension and other postretirement benefits income, net	6.4	5.3	1.1	20.8%
Interest expense, net	(37.0)	(35.1)	(1.9)	5.4%
Loss on extinguishment of debt	—	(2.0)	2.0	*
Income from continuing operations before income taxes	40.8	25.1	15.7	62.5%
Income tax expense	(7.1)	(3.3)	(3.8)	*
Income from continuing operations	33.7	21.8	11.9	54.6%
Loss attributable to noncontrolling interests	0.9	1.7	(0.8)	(47.1)%
Income from continuing operations attributable to Park-Ohio Industries, Inc. common shareholder	$34.6	$23.5	$11.1	47.2%

Net Sales

Net sales increased 9.6% to $1,319.6 million in the first nine months of 2026 compared to $1,204.1 million in the same period in 2025. This increase was primarily due to higher customer demand in each of our business segments.

The factors explaining the changes in segment net sales for the nine months ended September 30, 2026 compared to the corresponding 2025 period are contained in the “Segment Results” section below.

Cost of Sales and Gross Margin

Cost of sales increased to $1,085.8 million in the first nine months of 2026 compared to $1,001.2 million in the same period in 2025, driven by the increase in net sales. Gross margin was 17.7% in the 2026 period compared to 16.9% in the corresponding 2025 period, with the year-over-year gross margin increase driven by the profit flow-through from the higher sales and ongoing profit-enhancement activities throughout the Company.

SG&A Expenses

SG&A expenses were $158.4 million in the first nine months of 2026, compared to $140.9 million in the same period in 2025. As a percentage of net sales, SG&A expenses were 12.0% in the first nine months of 2026 compared to 11.7% in the comparable period in 2025. The increases were driven by ongoing inflation, higher employee costs and support for the higher sales levels.

Restructuring and Other Special Charges

During the first nine months of 2026, the Company recorded $4.0 million in connection with restructuring and other special charges, which included $0.7 million in our Supply Technologies segment, $0.8 million in our Assembly Components segment, $1.9 million in our Engineered Products segment and $0.6 million at Corporate.

During the first nine months of 2025, the Company recorded $5.1 million in connection with restructuring and other special charges, which included $1.4 million in our Supply Technologies segment, $2.0 million in our Assembly Components segment, $1.5 million in our Engineered Products segment and $0.2 million at Corporate.

Other Components of Pension and OPEB Income, Net

Other components of pension and OPEB income, net was $6.4 million in the first nine months of 2026 compared to $5.3 million in the corresponding period in 2025. This increase was due to a higher return on plan assets in 2026 compared to 2025.

Interest Expense, Net

Interest expense, net was $37.0 million in the first nine months of 2026 compared to $35.1 million in the 2025 period. The increase was due primarily to the higher rate on our 8.500% Senior Secured Notes due 2030 (the “2030 Notes”) compared to our 6.625% Senior Notes due 2027 (the “2027 Notes”) and higher average outstanding debt balances in the 2026 period compared to the same period a year ago, partially offset by lower rates on our revolving credit facility.

Income Tax Expense

In the nine months ended September 30, 2026, income tax expense was $7.1 million on pre-tax income from continuing operations of $40.8 million, representing an effective income tax rate of 17%. In the nine months ended September 30, 2025, income tax expense was $3.3 million on pre-tax income of $25.1 million, representing an effective income tax rate of 13%. The rates for the nine months ended September 30, 2026 and 2025 are lower than the U.S. statutory rate due primarily to federal research and development tax credit benefit.

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

Supply Technologies Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$225.2	$185.5	$629.6	$560.4
Segment operating income	$21.4	$17.4	$57.4	$51.5
Segment operating income margin	9.5%	9.4%	9.1%	9.2%

Three months ended September 30:

Net sales increased 21.4% to $225.2 million, primarily reflecting higher demand for the supply-chain management business across semiconductor equipment, AI data-center infrastructure, heavy-duty truck, powersports, and aerospace and defense markets. Sales in the engineered fastener manufacturing business increased 7.9%, including demand for proprietary fastener products across multiple regions.

Segment operating income increased to $21.4 million from $17.4 million, while operating margin was 9.5% compared with 9.4% a year ago. Higher volume supported operating-income growth, alongside ongoing automation and productivity programs.

Nine months ended September 30:

Net sales increased 12.3% in the nine months ended September 30, 2026 compared to the 2025 period due primarily to higher customer demand in certain end markets in our supply chain business, including the semiconductor, AI data center, heavy-duty truck, powersports, aerospace and defense and agricultural and industrial equipment end markets. Sales in our fastener manufacturing business were up 3.9% year-over-year.

Segment operating income was $57.4 million in the 2026 period compared to $51.5 million in the 2025 period. Operating income margin was 9.1% in the nine months ended September 30, 2026 compared to 9.2% in the 2025 period.

Assembly Components Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$103.6	$97.0	$305.2	$289.0
Segment operating income	$5.6	$4.7	$15.8	$15.6
Segment operating income margin	5.4%	4.8%	5.2%	5.4%

Three months ended September 30:

Net sales increased 6.8% to $103.6 million, primarily from higher volumes on automotive programs launched in 2025.

Segment operating income rose to $5.6 million from $4.7 million, with operating margin increasing to 5.4% from 4.8%. The increase reflected higher sales and the comparison with restructuring costs in the prior-year period. The segment continues to focus on program execution and productivity across its fluid-routing and related component businesses.

Nine months ended September 30:

Net sales were $305.2 million, or 5.6% higher, in the nine months ended September 30, 2026 compared to the 2025 period. The increase was due primarily to increased unit volumes on new business launched throughout 2025.

Segment operating income increased to $15.8 million in the nine months ended September 30, 2026 compared to $15.6 million in the 2025 period, due to higher sales levels in the 2026 period and restructuring charges in the 2025 period, offset by unfavorable mix in the 2026 period compared to the 2025 period.

Engineered Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$129.7	$116.1	$384.8	$354.7
Segment operating income	$9.1	$3.4	$23.8	$13.2
Segment operating income margin	7.0%	2.9%	6.2%	3.7%

Three months ended September 30:

Net sales increased 11.7% to $129.7 million, reflecting demand across defense, electrical steel processing, oil and gas, agriculture, AI data-center infrastructure, semiconductor and other industrial markets. Forged and machined products sales increased 33% year over year.

Segment operating income increased to $9.1 million from $3.4 million, and operating margin improved to 7.0% from 2.9%, reflecting higher sales and improved operating execution in capital equipment and forged products. Demand for aftermarket parts and services also contributed to the segment’s activity.

Nine months ended September 30:

Net sales were $384.8 million in the nine months ended September 30, 2026 compared to $354.7 million in comparable 2025 period, up 8.5%. The year-over-year increase was driven by higher customer demand across defense, electrical steel processing, oil and gas, agriculture, AI data center, semiconductor and other general industrial end markets. In our forged and machined products group, 2026 sales were up 21% compared to the corresponding 2025 period, driven by higher customer demand.

Segment operating income in the 2026 period increased by $10.6 million compared to the corresponding 2025 period, driven by higher sales and improved operational efficiencies in both our capital equipment and forged and machined products group.

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

We are exposed to market risk, including changes in interest rates. As of September 30, 2026, we are subject to interest rate risk on borrowings under the floating rate revolving credit facility provided by our Credit Agreement. A 100-basis-point increase in the interest rate would have resulted in an increase in interest expense on these borrowings of approximately $2.2 million during the nine-month period ended September 30, 2026.

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

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the routine lawsuits and asserted claims noted above, we were a party to the lawsuits and legal proceedings described below as of September 30, 2026:

We were a co-defendant in 127 cases asserting claims on behalf of 170 plaintiffs alleging personal injury as a result of exposure to asbestos. These asbestos cases generally relate to production and sale of asbestos-containing products and allege various theories of liability, including negligence, gross negligence and strict liability, and seek compensatory and, in some cases, punitive damages.

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
Date: November 5, 2026